Form 10-K
period 1996-03-31
COTELLIGENT GROUP INC
filed 1996-06-28
CIK 1004963

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the fiscal year ended March 31, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 for the transition period from            to

COMMISSION FILE NUMBER 0-25372

                            COTELLIGENT GROUP, INC.
            (Exact name of registrant as specified in its charter)

               DELAWARE                             94-3173918
    (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)              Identification No.)


                       101 CALIFORNIA STREET, SUITE 2050
                       SAN FRANCISCO, CALIFORNIA  94111
              (Address of principal executive offices) (Zip Code)

                                (415) 439-6400
              (Registrants telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:         NONE

Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $.01 PAR VALUE
                         ----------------------------
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES [_]    NO  [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $81,013,454 as of June 10, 1996.

The number of shares of the issuers common stock outstanding as of June 10, 1996 was 6,234,305.



                      DOCUMENTS INCORPORATED BY REFERENCE

There is incorporated by reference the registrants Proxy Statement for the 1996 Annual Meeting of Stockholders, expected to be filed with the Securities and Exchange Commission within 120 days after the end of the registrants fiscal year, in Part III hereof.

                                     PART I

ITEM 1.  BUSINESS.
         ---------


  Cotelligent Group, Inc. ("Cotelligent" or the "Company") is an independent software professional services firm devoted primarily to providing computer consulting and contract programming services. The Company owns four subsidiaries: BFR Co., Inc. ("BFR"), Chamberlain Associates, Inc. ("CAI"), Data Arts & Sciences, Inc. ("DASI") and Financial Data Systems, Inc. ("FDSI"), which operate offices in eight metropolitan areas including Boston, New York, San Francisco/Silicon Valley and Seattle. All four subsidiaries (the "Founding Companies") were acquired simultaneously (the "Acquisitions") with the closing of the Companys initial public offering of common stock (the "Offering") on February 20, 1996.

  The Company provides its clients with the services of technical personnel who are skilled in implementing systems using a wide range of software development and support services. These services include mainframe and mid-range software development, personal computer and client/server applications development support, telecommunications and help-desk support.

  Serving clients across a broad spectrum of commercial industries throughout the United States, the Company has provided significant services to companies in the financial services, technology and telecommunications industries, including such companies as AT&T, AT&T Wireless (formerly McCaw Cellular Communications), Bellcore, Lucent Technologies, Microsoft, Pacific Bell and U S West. The Company believes that its large and diverse client base presents excellent opportunities for further marketing of its services. See Item 1, "Business-Business Strategy."
                                                    --------

  The Company has eight operating offices located in eight states across the United States and, at March 31, 1996, had a staff of approximately 700 persons, including approximately 600 technical software professionals. In 1996, Company employees provided approximately 1,047,000 hours of technical services for over 150 clients. The Company has provided services to approximately 100 clients listed on the Fortune 1000 over the last 3 years. The Company's engagements are supported, developed and managed by specialized teams from each of the Company's offices.


THE INFORMATION TECHNOLOGY SERVICES MARKET

  The Company competes in the information technology services market, which can be divided into three categories: (i) pre-implementation services; (ii) implementation services; and (iii) post-implementation services. The Company's principal activities, computer consulting and contract programming, fall within the implementation segment of the market.

Pre-Implementation Services

  Services in this category include strategic planning and consulting, requirements definition studies, systems planning and design for information technology. These services are provided by a handful of national and international professional services firms and normally command premium billing rates. The professional staff of these firms are generally full-time employees.


Implementation Services

  These services, which represent the Company's business focus, include project management, software applications development, systems and network implementation, systems integration and higher-level contract programming services. This segment of the information technology services market is highly fragmented and serviced by several thousand local and regional firms, as well as a few national firms. Historically, the barriers to entry in this market have been low. However, as technology has become more sophisticated, the barriers to entry have grown. Firms in this market segment utilize full-time employees, hourly employees and independent consultants in providing their services.

Post-Implementation Services

  Services in this category include facilities management, systems maintenance, help-desk assistance and education and training. This market is also highly fragmented and has historically had, and continues to have, low barriers to entry. Firms in this market segment utilize full-time employees, hourly employees and independent consultants in executing their assignments.

  According to industry sources, worldwide spending for the Implementation segment of the software professional services market in 1994 exceeded $38.0 billion and is projected to grow at a compound annual rate of 12% through 1999. United States spending in this market segment in 1994 was approximately $17.7 billion and is also projected to grow at a compound annual rate of 12% through 1999. The principal buyers of implementation services are large businesses with recurring information technology needs.

  The Company's focus market is highly fragmented and without a dominant service provider. Service providers in the information technology services industry vary by market segment and geographic area and include several of the "Big Six" accounting firms, the professional service groups of computer equipment companies, large-scale system integrators, outsourcers and smaller regional and niche firms.


THE INFORMATION TECHNOLOGY SERVICES ENVIRONMENT

  The growth of information technology and the increasing importance of generating timely business information has transformed the way businesses operate. In the 1960s and 1970s, businesses' dependence on mainframe and mini-computers resulted in the creation of large information services departments supporting specialized applications and centralized computing environments. Given the proprietary nature of the systems and their attendant customized applications, these organizations were forced to build significant infrastructure to support and enhance information services capabilities, resulting in large expenditures of capital resources and the need for a highly trained, dedicated staff.

  In the mid-to-late 1980s, computing environments began to shift from centralized mainframes and custom applications to decentralized, scaleable architectures centered on low cost personal computers, client/server architectures, local and wide area networks, shared databases and generally available applications software packages. Such trends permitted individuals greater access to business data and an enhanced ability to analyze and interact with information. Though highly beneficial to end-users, the client/server migration has proved problematic to information services managers due to increased operational challenges, including the integration of multiple computing platforms, networking protocols, databases and operating systems, as well as the customization of off-the-shelf applications to conform to existing business rules and reporting standards. Despite this shift away from the centralized mainframe model, businesses are often required to maintain and support certain legacy mainframe systems for a variety of business functions.

  At the same time, external economic factors have forced large organizations to focus on core competencies, trim workforces in the information technology services area and rely more upon third parties for a variety of services. As a result, information technology services managers are charged with developing and supporting increasingly complex information technology systems and applications of significant strategic value while working under budgetary pressures within their own organizations.

  Faced with the challenges of adequately serving the needs of their customers and employees, companies are increasingly turning to skilled and experienced outside organizations to help them appropriately staff and manage their information technology projects. Outsourcing such projects provides the following benefits:

  . Provides Access to Specialized Skills on an As-Needed Basis. "As-needed access" avoids both the need to maintain a larger permanent staff and implementation delays involved with retraining staff as technologies and applications change.

  . Reduces Costs. Outsourcing converts fixed labor costs into variable costs by better matching staffing levels to actual needs. Moreover, outsourcing reduces the costs of recruiting, hiring and terminating permanent employees.

  . Allows Management to Focus on Core Business Issues. Outsourcing enables management to focus on strategic business issues rather than on maintaining or implementing changes in the information technology infrastructure.

  Recognizing the advantages applications development outsourcing affords businesses in the United States, a large number of specialized computer consulting firms has developed over the last 20 years. According to INPUT, an international research firm, approximately 3,500 businesses with annual revenues in excess of $1.0 million provide such services and expertise in the United States.

THE COTELLIGENT STRATEGY

  In more recent years, however, the growth of local and regional computer consulting firms has been hindered by a number of factors, including difficulty in locating qualified personnel, limited access to capital and the lack of a national presence. These limitations have made it more difficult for such firms to provide services to large organizations, many of which have been decreasing the number of vendors from whom they purchase services. The Company believes that by acquiring computer consulting services businesses in diverse geographic regions, it will create a unified entity which has the national presence, capital, human resources and name recognition required to serve larger organizations while retaining the local focus and management structures under which these firms have developed.



BUSINESS STRATEGY

  The Company's objective is to be a leading nationwide provider of computer consulting and contract programming services. The following are key elements for achieving this objective.

  Maintain and Enhance Relationships with Existing Clients. The Company is committed to consistently provide high quality services. The Company believes that the quality of its services has enabled it to establish and maintain long-term relationships with many of its clients. During 1994, 1995 and 1996, approximately 85.7%, 85.0% and 90.8%, respectively, of the Company's revenues were derived from clients to whom services or solutions had been provided in the preceding year. In addition, the Company believes that the access and goodwill derived from these client relationships provide it with significant advantages in marketing additional services and solutions to such clients, both regionally and nationally.

  Operate with Decentralized Management Structure. The Company operates with a decentralized management structure to provide superior client service and a motivating environment for its professional staff. The Company believes that many competitors have homogenized their operating office and professional service operations, thereby reducing the quality of services, focus and creativity provided to clients. Therefore, the Company permits its acquired businesses to manage the professional services and technical aspects of their respective businesses in a manner consistent with their historical practices and as dictated by local market conditions. Finance, marketing, planning and administrative support is managed or provided on a centralized basis. The Company believes that this approach enables its acquired businesses to maintain their high level of client service and contact, while allowing them to draw upon the collective resources of the Company as a whole.

  Share Information and Expertise. Each acquired company possesses unique expertise in certain technologies or vertical markets. The Company fosters an environment, structure and communications infrastructure to enable its subsidiaries to continually share knowledge, expertise, resources and information. The Company believes such activities allow its subsidiaries to integrate new ideas and systems into their respective operations, thereby enhancing opportunities for growth.

  Focus on Large Clients; Expand Geographically. The Company has historically focused its client marketing efforts on large companies with substantial recurring needs for supplemental applications or software development services. Over the last five years, the Company has qualified as an approved vendor for more than 100 companies in the Fortune 1000. The combined resources and geographic dispersion of its subsidiaries enables the Company to continue to focus marketing efforts on clients requiring national service capabilities.

  Since 1989, in order to respond to specific client needs, the Company has opened four new offices. The Company intends to open additional offices in selected markets, especially as national account relationships expand. Management of these new offices will be drawn from staff of existing offices or newly hired personnel, supported in either case by the Company's executive management team. See Item 1, "Business--Marketing and Clients."

  Pursue Strategic Alliances. The Company seeks to form strategic alliances with companies where opportunities exist to jointly market the services and capabilities of both organizations. For example, FDSI and Microsoft jointly provided an office automation solution to Mount Hood Community College ("MHCC") in Portland, Oregon. With FDSI as project manager, MHCC standardized and implemented Microsoft's state-of-the-art technology for MHCC's desktop configuration. In addition to each party receiving direct benefits from this project, Microsoft created with MHCC a new training curriculum and MHCC has increased its enrollment and has become the only "Certified Microsoft Academic Training

Center" in the State of Oregon. FDSI receives Microsoft product training from MHCC for its technical staff. The project was the first in a series of tasks to re-engineer the technical infrastructure of MHCC.


ACQUISITION STRATEGY

  Recognizing the highly fragmented nature of its industry, the need for capital and a wider geographic scope, as well as the evolving purchasing and outsourcing patterns of its present and potential clients, the Company believes that there are many independent firms that are attractive acquisition candidates. As part of its strategic plan, the Company has commenced its acquisition program utilizing a primary entry and tuck-in strategy for expansion into each of its targeted metropolitan areas. A primary acquisition is an acquisition which creates a significant presence for the Company in the geographic market in which the acquisition candidate is located. A tuck-in acquisition is one in which the candidate is located in a market where the Company already has a presence. A tuck-in acquisition is also generally smaller in size than a primary acquisition. The Company intends, where possible, to make a primary acquisition in a targeted area by acquiring an established, high quality local company. In most instances, the Company expects to retain the management, sales personnel and name of the acquired company while seeking to improve the acquired company's profitability by implementing the Company's business strategies, rather than converting the local operation to a standardized national business model. The Company also intends to make tuck-in acquisitions where feasible. The Company expects to increase its revenues and margins by eliminating a substantial portion of the costs associated with the revenues derived from acquired companies.

  The Company believes that the continued autonomy offered to acquisition candidates as a result of the Company's decentralized management philosophy, the access to the increased capital offered by association with a larger, publicly traded company and the ability to affiliate with a more geographically diverse company, will make the Company an attractive acquirer of additional businesses. While the Company cannot be certain that its acquisition strategy will be successful, it believes that acquisition opportunities exist. A significant number of software professional services firms providing applications consulting and contract services are locally or regionally based organizations. As competitive pressures increase and as clients continue to seek national service capabilities, such firms are expected to seek affiliation with a nationwide organization.

  As consideration for future acquisitions, the Company intends to use various combinations of its Common Stock, cash and notes.

SERVICES

  The Company offers services to clients in the pre-implementation and implementation services segments of the information technology services environment.

 Contract Programming and Technical Staffing

  The Company's primary business is to provide highly skilled and trained technical professionals to augment the internal information technology and telecommunications staff and end-user groups of major corporations. These services accounted for approximately 87% of the Company's revenues in 1996. The Company contracts with its clients to provide ad hoc staffing support for positions requiring highly specialized computer skills, including applications programming and development, client/server development, systems software architecture and design, systems engineering, data and telecommunications analysis, systems integration and Internet/World Wide Web expertise. The Company helps its clients complete their development projects by providing both short-term and long-term staffing from among the Company's technical professionals, supplemented by its database of over 40,000 qualified professionals nationwide.

 Computer Consulting

  In addition to its primary business of providing technical personnel to augment the needs of its clients, the Company also provides certain computer consulting and systems/application design services. With the increasing complexity of computer applications, many of the Company's clients find that they are not able to manage their development projects without added assistance. Among the services the Company provides in this segment are project management, systems and business process re-engineering, relational database design and implementation, hardware and software selection, creation of migration plans, development of customized software applications and systems integration. The Company has the resources and experience to plan and manage a project from conception through completion, as well as the ability to enter a project midstream, assess its status, develop a plan and successfully complete the project.

  The Company also develops and implements open computer systems using client/server architectures and integrating servers, mini- and mainframe systems, workstations, terminals and communication gateways into complete, flexible networks. The Company specializes in integrating local area network environments into single heterogeneous networks and unifying enterprise networks into wide area network environments. In addition, the Company offers client support programs for facilities management, permanent placement and education and training.

TECHNICAL PERSONNEL AND RECRUITMENT

  Building and enhancing a database of skilled technical personnel is integral to the Company's success. The Company uses traditional recruiting methods, such as a presence at local and regional technical colleges, newspaper and technical periodical classified advertising and participation in national and regional job fair networks. It also employs less traditional methods, including the use of the Internet through skill-specific user groups, World Wide Web page advertisements, on-line and skills networks, resume referral services, outplacement agencies and the Company's skills/resume retrieval networks. The Company maintains a staff of 25 full-time recruiters in its operating offices.

  Each applicant is interviewed by the Company's recruiting personnel. Technical applicants are also required to complete a questionnaire regarding skill levels, past professional experience, education, availability and are also asked to provide technical references. Once qualified, the candidate's profile, and relevant skills, and experience are scanned into a database which can be searched based on a number of different criteria, including specific skills and qualifications. The Company regularly updates its databases to reflect changes in employee skills, experience or availability. To place employees in client organizations more efficiently, the Company is in the process of linking its subsidiaries' separate databases in a manner that will allow each subsidiary to access and search another's database.

  Through its operating subsidiaries, the Company maintains databases with over 40,000 technical personnel who have a wide range of skills, including the following.

  Application Development    Project Management          Systems Administration
  Business Analysis          Software Engineering        Systems Integration
  Computer Programming       Software Quality Assurance  Systems Programming
  Database Administration    Software Testing            Telecommunication Analysis
  Data Analysis

  As of March 31, 1996, the Company had a staff of approximately 700 employees, including approximately 600 technical software professionals.

  Although the Company has been successful in attracting and retaining qualified technical personnel in the past, competition for such personnel is intense. Demand for qualified professionals conversant with new technologies outstrips supply as additional skills are required to keep pace with evolving technologies. There can be no assurance that, in the future, the Company will be successful in attracting and retaining qualified technical personnel.

MARKETING AND CLIENTS

  The Company focuses its marketing efforts on large businesses with substantial recurring needs for applications or software development support. The development needs of such businesses can provide opportunities for major projects that extend for multiple years or generate additional assignments. The Company also intends to begin to focus its marketing efforts on rapidly growing mid-sized companies. With the implementation of client/server technology, the Company believes that there is an increasing need among mid-sized companies for technical assistance and applications support.

  The Company markets its services through account managers located in each operating office. Approximately 26 people are engaged in marketing full time. To market its services more effectively and consistently, the Company implements an account team strategy. Assigning a team to key accounts creates the opportunity to service a client's needs more quickly and efficiently and provides as well as providing more marketing opportunities because the client and Company personnel know specifically who is responsible for the service activities and are generally more aware of a client's technology staffing needs, methodologies and budgets. Account managers work as members of a team, thereby permitting them to focus on identifying and understanding a client's needs while other members of the team focus on finding qualified technical personnel to meet the needs of the client. Performance bonuses and commissions constitute a significant portion of the total compensation of account managers and are based upon the profitability of the business generated.

  The Company is expanding its marketing efforts by coordinating its subsidiaries responses to requests for proposals from current clients. The Company is pursuing new client accounts primarily in those geographic areas presently serviced by its subsidiaries. The Company believes that its size will create opportunities to more effectively compete in vendor list selection, large contract programming assignments and project engagements.

  The Company has historically derived a significant percentage of its total revenue from a relatively small number of clients. In 1995, the Company's four largest clients accounted for 30.6% of the Company's revenue. In 1996, the Company generated approximately 50% of its revenue from its top 13 clients. In accordance with industry practice, the Company's contracts are generally terminable at will by clients without penalty. The Company does not believe that backlog is material to its business. The loss of a significant client could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

  The commercial information technology services market is highly competitive, fragmented and served by numerous firms, many of which serve only their respective local markets. The market includes participants in a variety of market segments, including systems consulting and integration firms, professional service divisions of application software firms, the professional service groups of computer equipment companies, facilities management and management information systems outsourcing companies, certain "Big Six" accounting firms and general management consulting firms. The Company's competitors, which may vary depending on geographic region and the nature of the service(s) being provided, may have significantly greater financial, technical and marketing resources and generate greater revenues than the Company. The majority of the Company's competition at the Founding Company level is made up of smaller regional firms with a strong presence in their respective local markets. The Company believes that as it grows and expands geographically, it may compete with additional national, regional and local service providers.

  The Company believes that the principal competitive factors in the information technology services industry include quality of service, responsiveness to client needs, speed of application software development, price, project management capability, technical expertise, size and reputation. Pricing has its greatest importance as a competitive factor in the area of professional service staffing. The Company believes its ability to compete also depends in part on a number of competitive factors outside its control, including the ability of its competitors to hire, retain and motivate skilled technical and management personnel, the ownership by competitors of software used by potential clients, the price at which others offer comparable services and the extent of its competitors' responsiveness to client needs.

  Intense competition also exists for viable acquisition candidates. The Company believes that its decentralized management philosophy and operating strategies will make it an attractive acquirer of other computer consulting and contract programming companies. However, no assurance can be given that the Company's acquisition program will be successful or that the Company will be able to compete effectively in its chosen market segments.


ITEM 2.  PROPERTIES.
         -----------

  The Company's principal executive offices and the headquarters of its four subsidiaries are located in five facilities with an aggregate of approximately 34,800 square feet and are leased at aggregate current monthly rents of approximately $55,000 for terms not expiring before the year 2000. The Company's remaining five offices aggregate approximately 12,630 square feet and are leased at aggregate current monthly annual rents of approximately $24,000 for various terms, with no lease commitment extending past the year 2001. The Company believes that its properties are adequate for its needs. Furthermore, the Company believes that suitable additional or replacement space will be available when required on terms the Company believes will be favorable.


ITEM 3.  LEGAL PROCEEDINGS.
         ------------------

  The Company is, from time to time, a party to litigation arising in the normal course of its business. The Company is not presently subject to any material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ----------------------------------------------------

Not applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANTS COMMON STOCK AND RELATED STOCKHOLDER
         ---------------------------------------------------------------
         MATTERS.
         --------

     The Company's Common Stock has traded on the NASDAQ National Market since February 14, 1996, the date of the Company's initial public offering. On March 31, 1996, the last sale price of the Common Stock was $11.75 per share, as published in The Wall Street Journal on April 1, 1996. At March 31, 1996, there were 58 stockholders of record of the Company's Common Stock. The following table sets forth the range of high and low sale prices for the Common Stock for the period from February 14, 1996, through March 31, 1996 and the period from April 1, 1996 through June 10, 1996.


                                                HIGH                  LOW
                                              ------------------------------
 February 14, 1996 through
  March 31, 1996..........................    $ 11.75               $ 8.25
                                              =======               ======
 April 1, 1996 through June 10, 1996......    $ 21.50               $11.13
                                              =======               ======

  The Company intends to retain all of its earnings to finance the expansion of its business and for general corporate purposes and does not anticipate paying any dividends on its Common Stock for the foreseeable future. In addition, the line of credit facility restricts the Companys ability to pay dividends without the consent of the lender.

ITEM 6.  SELECTED FINANCIAL DATA.
         ------------------------

        The Company was founded in February 1993 to create a nationwide computer consulting and contract programming company. On February 20, 1996 Cotelligent acquired BFR, CAI, DASI and FDSI (the "Founding Companies") simultaneously with the completion of the Offering. These Founding Companies and Cotelligent, for the periods prior to the Acquisitions (February 20, 1996), are herein referred to as the "Combined Predecessor Companies". The historical financial statements of the Combined Predecessor Companies have been combined for the periods prior to the Acquisitions as if these companies had always been members of the same operating group. However, during these periods presented, the Combined Predecessor Companies were not under common control or management, and one of the Founding Companies, BFR, was an S corporation through March 31, 1995 and therefore, not subject to federal income tax. Accordingly, the data presented may not be comparable to or indicative of, the post-combination results to be achieved by the Company. The financial data presented for the Successor Cotelligent Group represents the results of the consolidated entity subsequent to the Acquisitions (February 20, 1996).

        The following selected financial data with respect to the Combined Predecessor Companies combined statements of operations for the years ended March 31, 1993, 1994 and 1995 and the period April 1, 1995 through February 19, 1996 and with respect to the Combined Predecessor Companies combined balance sheets as of March 31, 1994 and 1995, have been audited by Price Waterhouse LLP. The selected combined financial data with respect to the Combined Predecessor Companies combined statements of operations for the year ended March 31, 1992, and with respect to the Combined Predecessor Companies combined balance sheets as of March 31, 1992 and 1993, have been derived from unaudited financial statements which, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such data. In addition, the Cotelligent Group, Inc. consolidated balance sheet as of March 31, 1996 has also been audited by Price Waterhouse LLP. The Successor Cotelligent Group, Inc. consolidated statement of operations for the period February 20, 1996 through March 31, 1996, as presented in the following selected data, has been prepared by management and represents the results of the consolidated entity subsequent to the Acquisitions.

       The pro forma statement of operations has been derived from unaudited financial data and gives effect to compensation differentials to employees and former owners of the Combined Predecessor Companies, the planned termination of contributions to retirement plans, incremental selling, general and administrative costs of the corporate activities of Cotelligent and adjustments to reflect income taxes at the effective statutory rate for the combined entity.

     The selected financial data for the individual Founding Companies and Cotelligent for the years ended March 31, 1993, 1994 and 1995 and for the period April 1, 1995 through February 19, 1996 have been derived from financial statements of each of these companies and have been audited by Price Waterhouse LLP. The selected financial data for the individual Founding Companies and Cotelligent for the year ended March 31, 1992 have been derived from unaudited financial statements of these companies which, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such data.

     The selected financial data provided should be read in conjunction with the Cotelligent Group, Inc., financial statements, the Combined Predecessor Companies financial statements, the individual financial statements of BFR, CAI, DASI and FDSI, the related notes thereto and "Managements Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K.

                            SELECTED FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                       SUCCESSOR
                                                                                                      COTELLIGENT
                                           COMBINED PREDECESSOR COMPANIES (1)                        GROUP, INC. (2)  PRO FORMA (3)
                                   ------------------------------------------------------------      ---------------  -------------
                                                 YEAR ENDED MARCH 31,
                                   ---------------------------------------------
                                                                                                                      YEAR ENDED
                                                                                   APRIL 1, 1995-     FEB 20, 1996-    MARCH 31,
                                       1992       1993         1994       1995      FEB 19, 1996      MAR 31, 1996       1996
                                    ---------   ----------  ----------  ---------  --------------     -------------   ---------
STATEMENT OF OPERATIONS
 DATA:
Revenues..........................    $23,974     $31,138     $39,434    $50,028       $55,746            $  8,265        $64,011
Cost of services..................     18,030      23,090      29,941     38,488        42,362               6,173         48,236
                                      -------     -------     -------    -------       -------            --------        -------
Gross margin......................      5,944       8,048       9,493     11,540        13,384               2,092         15,775
Selling, general and
 administrative
 expenses.........................      5,721       7,035       8,055     10,743        10,788               1,481         11,962
                                      -------     -------     -------    -------       -------            --------        -------
Operating income..................        223       1,013       1,438        797         2,596                 611          3,813
Other expense (income),
 net..............................         68         109         165        179           394                 (25)           222
                                      -------     -------     -------    -------       -------            --------        -------
Income before provision
 for income taxes.................        155         904       1,273        618         2,202                 636          3,591
Provision for income taxes........         58         211         339        393         1,952                 125          1,436
                                      -------     -------     -------    -------       -------            --------        -------
Income from continuing
 operations.......................         97         693         934        225           250                 511          2,155
Discontinued operations (4).......          -        (257)       (285)      (184)            -                   -              -
                                      -------     -------     -------    -------       -------            --------        -------
Net income........................    $    97      $  436      $  649     $   41         $ 250            $    511        $ 2,155
                                      =======      ======      ======     ======         =====            =========       =======
Pro forma net income per
 share (5)........................                                                                                        $   .46
                                                                                                                          =======
UNAUDITED PRO FORMA DATA (6):
 Income before provisions for
  income taxes....................    $  155         904         1,273        618        2,202
 Provision for income taxes.......        65         328           566        333          881
                                      ------       -----        ------     ------       ------
 Income from continuing operations        90         576           707        285        1,321
                                      ======       =====        ======     ======       ======

                                                       MARCH 31,                                          MARCH 31,
                                    --------------------------------------------                          ---------
                                     1992          1993        1994         1995                            1996
                                    -------     --------     ---------   --------                         ---------
BALANCE SHEET DATA:
 Working capital.................   $ 2,309     $  3,220     $   3,806   $  3,621                          $17,363
 Total assets....................   $ 3,427     $  7,689     $   8,936   $ 11,048                          $27,991
 Long-term debt, less
  current portion................   $ 1,453     $  1,535     $     944   $    838                          $   258
 Stockholders' equity............   $ 2,303     $  2,788     $   3,532   $  3,632                          $18,050

(1) As a result of the substantial continuing interests in the Company of the former stockholders of FDSI, BFR, DASI, CAI and Cotelligent, (the "Combined Predecessor Companies"), the historical financial information of the Combined Predecessor Companies has been combined on a historical cost basis for the periods presented. Financial data presented represents the results of the Combined Predecessor Companies prior to the consummation of the Acquisitions by Cotelligent Group, Inc. on February 20, 1996.

(2) Represents the statement of operations and balance sheet data of the consolidated entity subsequent to the Acquisitions on February 20, 1996.

(3) Pro forma data reflect adjustments for the Acquisitions including: (i) compensation differentials to former owners and employees of the Combined Predecessor Companies; (ii) termination of contributions to retirement plans; (iii) incremental selling, general and administrative costs associated with Cotelligent corporate activities; and (iv) income taxes as if the entities were combined and subject to the effective federal and state statutory rates throughout the periods presented. See Notes to the March 31, 1996 Cotelligent Group, Inc. financial statements which includes the detailed pro forma statement of operations for the year ended March 31, 1996.

(4) Discontinued operations represent the results of a security system software development and marketing subsidiary of FDSI which was spun off to FDSI stockholders in June 1994. See note 14 of Notes to the Financial
     Statements of the Combined Predecessor Companies.

(5) Pro forma weighted average shares outstanding used to determined pro forma net income per share were 4,636,664. Shares used to calculate the weighted average shares were as follows: (i) shares issued by Cotelligent prior to the Offering, shares issued to the stockholders of the Founding Companies in connection with the Acquisitions and shares sold in the Offering to pay the cash portion of the consideration for the Founding Companies, were considered outstanding for the entire period; (ii) additional shares sold to the public in the Offering and (iii) dilution attributable to options to purchase common stock in applying the treasury stock method.

(6) One of the Founding Companies, BFR, was an S corporation through March 31, 1995 and, accordingly, was not subject to federal income taxes. The unaudited pro forma information is presented for the purpose of reflecting a provision for income taxes as if all of the Founding Companies had been subject to income tax for all periods presented, calculated in accordance with FAS 109, based on tax laws that were in effect during the respective periods.

                            SELECTED FINANCIAL DATA
                       FOUNDING COMPANIES AND COTELLIGENT
                                (IN THOUSANDS)

  The following table presents selected information for each of the Founding Companies and Cotelligent for the five most recent fiscal years.

                                                        YEAR ENDED MARCH 31,                                APRIL 1, 1995-
                             -----------------------------------------------------------------------------   FEBRUARY 19,
                                       1992                1993               1994             1995              1996
                             -----------------------------------------------------------------------------  --------------
                                                                 (IN THOUSANDS)
FDSI:
Revenues...................           $6,119             $8,206          $11,191         $15,807             $16,468
Gross margin...............            1,659              2,362            2,955           3,541               4,314
Selling, general and
 administrative expenses...            1,543              1,927            2,419           3,120               3,166
Income from continuing
 operations................               55                278              314             223               1,022
Net income.................               55                 22               29              39                 658
BFR:
Revenues...................           $7,958            $10,138          $14,440         $15,221             $15,623
Gross margin...............            2,065              3,069            3,626           3,981               4,129
Selling, general and
 administrative expenses...            2,047              2,648            2,833           4,173               3,589
Net income (loss)..........               17                364              681            (179)               (702)
DASI:
Revenues...................           $7,170             $9,396          $10,065         $12,437             $14,455
Gross margin...............            1,549              1,884            2,094           2,696               3,201
Selling, general and
 administrative expenses...            1,427              1,694            1,862           2,195               2,344
Net income.................               47                 71               80             235                 442
CAI:
Revenues...................           $2,727             $3,398          $ 3,738         $ 6,563             $ 9,200
Gross margin...............              671                733              818           1,322               1,740
Selling, general and
 administrative expenses...              704                728              774           1,054               1,274
Net income (loss)..........              (22)                17               26             147                 275
COTELLIGENT:
Revenues...................               --                 --               --              --                  --
Gross margin...............               --                 --               --              --                  --
Selling, general and
 administrative expenses...               --                 38              167             201                 415
Net income (loss)..........               --                (38)            (167)           (201)               (423)

ITEM 7.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- - -------------------------------------------------------------------------------
OF OPERATIONS.
- - --------------

  Cotelligent was formed in February 1993 to create a nationwide computer consulting and contract programming company. Cotelligent acquired, simultaneously with the closing of its initial public offerings of common stock, (the "Offering"), four established businesses (the Founding Companies) which provide a wide variety of computer consulting services in various metropolitan areas of the country. The Founding Companies have operated since 1975 (DASI), 1980 (CAI), 1982 (FDSI) and 1985 (BFR). During the periods discussed below, except for the period February 20, 1996 through March 31, 1996, the Combined Predecessor Companies were not under common control or management; therefore, the data presented may not be comparable to or indicative of the post-combination results to be achieved by the Company. The entire fiscal year ended March 31, 1996 is compared to the entire fiscal year ended March 31, 1995 because, in the opinion of management, the consolidated period in fiscal 1996 is not material to the year taken as a whole and there were no significant events during the consolidated period that would make the results of operations during such period inconsistant with the pre-consolidation results of operations.

  The Company derives substantially all of its revenues from professional service activities. The majority of these activities are provided under "time and expense" billing arrangements, and revenues are recorded as work is performed. Revenues are directly related to the total number of hours billed to clients and the associated hourly billing rates. Hourly billing rates are established for each service professional and such rates are a function of the professional's skills, experience and the type of work performed. The Company's principal costs are professional compensation directly related to the performance of services and related expenses. Gross margins (revenues after professional compensation and related expenses) are primarily a function of hours billed to clients per professional employee or consultant, hourly billing rates of those employees or consultants and employee or consultant compensation relative to those billing rates. Gross margins can be adversely impacted if service activities cannot be billed, if the Company is not effective in managing its service activities or if fixed-fee engagements (which historically have not constituted a significant portion of total revenues) are not properly priced. Operating income (gross margin less selling, general and administrative expenses) can be adversely impacted by administrative staff compensation, expenses related to growing and expanding the Company's business, which may be incurred before revenues are generated from such investment, or high levels of unutilized time (work activities not chargeable to clients or unrelated to client services) of full-time service professional employees.

  From time to time, the Company has opened new operating or branch offices, and it may open new offices in the future. Historically, a new office requires approximately 12 months to reach break-even profitability. During such period, a new office may lose on average $50,000 per month. There can be no assurance that any new office will ever become profitable.

  The Company's historical tax rates have been lower than statutory rates due to the S corporation election BFR had in effect through March 31, 1995. The Companys effective statutory tax rate as of April 1, 1995 is approximately 40%.

  As a result of the substantial continuing interests in the Company of the former stockholders of BFR, CAI, DASI, FDSI and Cotelligent (the "Combined Predecessor Companies"), the historical financial information of the Combined Predecessor Companies have been combined on a historical cost basis for all periods presented. Accordingly, no goodwill has been recorded in combining these businesses. In the future, the Company may be required to record goodwill to account for the amount of the purchase price of acquired businesses which exceeds the fair value of the assets of businesses which it may acquire.

  Pro forma data reflect adjustments for the Acquisitions including: (i) compensation differentials to former owners and employees of the Combined Predecessor Companies; (ii) termination of contributions to retirement plans;
(iii) incremental selling, general and administrative costs associated with Cotelligent corporate activities; and (iv) income taxes as if the entities were combined and subject to the effective federal and state statutory rates throughout the periods discussed.

  As part of its strategic plan, the Company intends to acquire other computer consulting and contract programming companies. Should the Company be successful in acquiring such businesses, the period in which such acquisition is consummated could be adversely impacted by costs associated with such acquisition. In addition, financial periods subsequent to the completion of an acquisition could be adversely impacted by costs and activities associated with the assimilation and integration of the acquired company.

  As a professional services organization, the Company responds to service demands from its clients. Accordingly, the Company has limited control over the timing and circumstances under which its services are provided. Therefore, the Company can experience volatility in its operating results from quarter to quarter. The operating results for any quarter are not necessarily indicative of the results for any future period.

RESULTS OF OPERATIONS

     The following discusses the results of operations for the fiscal years ended March 31, 1994, 1995 and 1996. For fiscal years ended March 31, 1994 and 1995, the results of operations represent the results of the Combined Predecessor Companies . For the fiscal year ended March 31, 1996, the results of operations represent the Combined Predecessor Companies, for the period April 1, 1995 through February 19, 1996 and have been combined with the results of the Successor Cotelligent Group, Inc. for the period February 20, 1996 through March 31, 1996 subsequent to the Acquisitions.

  The following table sets forth the percentage of net revenues represented by items in the Company's statement of operations for the periods presented.

                                                 YEAR ENDED MARCH 31,
                                        -----------------------------------
                                                                  PRO FORMA
                                           1994    1995    1996      1996
                                        -----------------------------------
Revenues..............................    100.0%  100.0%  100.0%    100.0%
Cost of services......................     75.9    76.9    75.8      75.4
                                          -----   -----   -----     -----
  Gross margin........................     24.1    23.1    24.2      24.6
Selling, general and administrative
 expenses.............................     20.4    21.5    19.2      18.7
                                          -----   -----   -----     -----
  Operating income....................      3.7     1.6     5.0       5.9
                                          -----   -----   -----     -----
Other expense, net....................      0.4     0.3     0.6       0.3
                                          -----   -----   -----     -----
Income before provision for income
 taxes................................      3.3     1.3     4.4       5.6
                                          -----   -----   -----     -----
Provision for income taxes............      0.9     0.8     3.2       2.2
Income from continuing operations.....      2.4%    0.5%    1.2%      3.4%
                                          =====   =====   =====     =====

PRO FORMA COMBINED RESULTS OF OPERATIONS

 PRO FORMA 1996 COMPARED TO HISTORICAL 1996

  Revenues. Revenues were $64.0 million for 1996 on both a pro forma and historical basis.

  Gross Margin. The pro forma gross margin was 24.6% of pro forma revenues compared to historical gross margin of 24.2% of historical revenues in 1996. The increase in pro forma gross margin as a percentage of pro forma revenues compared to historical 1996 results is primarily due to the renegotiation of executive compensation arrangements in connection with the Acquisitions and elimination of retirement fund contributions since the Company plans to make no such contributions in the future.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses on a pro forma basis were $12 million, or 18.7% of pro forma revenues, compared to historical selling, general and administrative expenses of $12.3 million, or 19.2% of historical revenues in 1996. The reduced selling, general and administrative expenses on a pro forma basis reflect a reduction in executive compensation from historical levels due to the renegotiation of executive compensation arrangements in connection with the Acquisitions and elimination of retirement fund contributions since the Company plans to make no such contributions in the future. This reduction was partially offset by estimated additional expenses related to Cotelligent's corporate operating activities.

  Interest expense, Net. Net interest expense on a pro forma basis was $261,000, or .4% of pro forma revenues, compared to historical net interest expense of $408,000, or .6% of historical revenues in 1996. The reduced net interest expense on a pro forma basis reflects the elimination of interest expense associated with the borrowings of BFR's Employee Stock Ownership and Money Purchase Plan.

  Provision for Income Taxes. Provision for Income Taxes on a pro forma basis were $1.4 million, or an effective tax rate of 40.0% of pro forma income before provision for income taxes, compared to historical provision for income taxes of $2.1 million, or an effective rate of 73.2% of income before provision for income taxes in 1996. The reduced provision for income taxes on a pro forma basis reflects an effective tax rate of 40% whereas the historical effective rate includes a $925,000 liability recorded in April 1995 due to the termination by BFR of its S corporation election and the inability of Cotelligent Group, Inc. to recognize a tax benefit on net operating losses incurred prior to the Acquisitions.


HISTORICAL COMBINED RESULTS OF OPERATIONS

 1996 COMPARED TO 1995

  Revenues. Revenues increased $14.0 million, or 28%, to $64.0 million in 1996 from $50.0 million in 1995. The increase was primarily attributable to a 24.9% increase in total client service hours provided to 1,047,000 hours in 1996 from 838,000 hours in 1995, and a 6.2% increase in the average hourly billing rate to $60.78 in 1996 from $57.24 in 1995. The increase in hourly billing rate reflects increased demand for employees and consultants with higher skill levels and a more favorable economic climate. The increases discussed above were in addition to an increase in placement fee revenues and were offset by the absence of $1.6 million of revenue from FDSI's fixed-price business.

  Gross Margin. Gross margin increased $3.9 million, or 34.1%, to $15.5 million in 1996 from $11.5 million in 1995, primarily as a result of an increase in hours of service provided to clients. Gross margin as a percentage of revenues increased to 24.2% in 1996 from 23.1% in 1995, principally due to hourly billing rates having risen faster than compensation costs. These gains were partially offset by a nonrecurring $297,000 contribution made to the BFR Plan and costs (for which there were no revenues) incurred by FDSI in connection with winding down its fixed-price hardware and software systems integration services it provided primarily to government organizations which FDSI ceased providing in 1995 ("FDSI's fixed-price business").

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.6 million, or 14.2%, to $12.3 million in 1996 from $10.7 million in 1995. The increase in absolute dollars was primarily due to increased compensation to existing staff and staff added to support anticipated growth, increased occupancy expenses and related operating costs associated with the Company's growth. Selling, general and administrative expenses decreased as a percentage of revenues from 21.5% in 1995 to 19.2% in 1996, reflecting greater operating efficiencies and a larger revenue base. The Company cannot be certain that such efficiencies can be sustained in the near term as it undertakes to integrate the Founding Companies, expand geographically and acquire other companies.

  Interest Expense, Net. Interest expense, net of interest income, increased $199,000 to $408,000 from $209,000 in 1995, reflecting increased borrowings under the Company's various bank revolving credit facilities and $147,000 associated with contributions to the BFR Plan. The bank revolving credit facilities borrowings were required to support the expansion of the Company's infrastructure.

  Provision for Income Taxes. The Company's provision for income taxes increased $1.7 million to $2.1 million, an effective rate of 73.2%, in 1996, from $393,000, an effective rate of 63.5%, in 1995. The increase in the provision for income taxes is due to an increase in income before taxes to $2.8 million in 1996 from $618,000 in 1995 and the liability of $925,000 recorded in April 1995 due to the termination by BFR of its S corporation election. The Company's effective statutory tax rate as of April 1, 1995 is 40%.


 1995 COMPARED TO 1994

  Revenues. Revenues increased $10.6 million, or 26.9% to $50.0 million in 1995 from $39.4 million in 1994. The increase was attributable to a 27.4% increase in total client service hours provided to 838,000 in 1995 from 658,000 hours in 1994 and a 2.1% increase in the average hourly billing rate to $57.24 in 1995 from $56.04 in 1994. The increase in hours of service was primarily due to greater utilization of personnel. The increase in hourly billing rate reflects increased demand for employees and consultants with higher skill levels. The increases discussed above were supplemented by a slight increase in placement fee revenues and were offset by a decrease of $639,000 of revenue from $2.3 million in 1994 to $1.6 million in 1995 from FDSI's fixed-price business.

  Gross Margin. Gross margin increased $2.0 million, or 21.6%, to $11.5 million in 1995 from $9.5 million in 1994, primarily as a result of an increase in hours of service provided to clients. Gross margin as a percentage of revenues decreased from 24.1% in 1994 to 23.1% in 1995, principally due to compensation costs which rose more rapidly than hourly billing rates due to increased competition for qualified personnel, a $704,000 contribution made to the BFR Plan and an increase in costs relative to revenues in connection with FDSI's fixed-price business.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.7 million, or 33.4%, to $10.7 million in 1995 from $8.0 million in 1994 primarily due to increased compensation to existing staff, an increase in officers' compensation of $696,000, a $196,000 contribution made to the BFR Plan and an increase from $608,000 to $663,000 in the costs incurred in connection with FDSI's fixed-price business. The increase in officers' compensation consists of an increase of $790,000 paid by BFR in anticipation of the termination of its S corporation election, increases incurred by CAI and DASI of $81,000 and $51,000, respectively, and a decrease in officers' compensation incurred by FDSI of $226,000. Selling, general and administrative expenses increased as a percentage of revenues to 21.5% in 1995 from 20.4% in 1994, reflecting higher staffing levels and the factors described above.

  Interest Expense, Net. Interest expense, net of interest income, increased $50,000 to $209,000 in 1995 from $159,000 in 1994 as a result of increased borrowings under the Company's various bank revolving credit facilities. Such borrowings were used to support operating activities.

  Provision for Income Taxes. The Company's provision for income taxes increased $54,000 to $393,000, an effective rate of 63.5%, in 1995 from $339,000, an effective rate of 26.6%, in 1994. The effective tax rate increased significantly because little benefit was derived from BFR's operating loss due to its S corporation election, and no separate company tax benefit was obtained from Cotelligent's separate company operating loss.


    QUARTERLY OPERATING RESULTS 1996 AND 1995

  The Companys results of operations may fluctuate significantly from quarter to quarter. Revenues are generated from services provided in response to client requests or events that occur without notice, and the Company's engagements, generally billed on a time-and-expense basis, are terminable at any time by clients. Revenues and operating margins for any particular quarter are generally affected by staffing mix, resource requirements and timing and size of engagements, and the results for any particular quarter are not necessarily indicative of results for any other period. Quarterly results of operations for the last two years are summarized below. Data for the fourth quarter of 1996 is separated to distinguish the results of operation before and after the Acquisition.


                                                                        (IN THOUSANDS)
- - -----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        SUCCESSOR
                                                                                                                        COTELLIGENT
                                               COMBINED PREDECESSOR COMPANIES                                           GROUP, INC.
- - -----------------------------------------------------------------------------------------------------------------------------------

                             YEAR ENDED MARCH 31, 1995                           YEAR ENDED MARCH 31, 1996
- - --------------------------------------------------------------------  -------------------------------------------------------------

                         FIRST      SECOND     THIRD       FOURTH       FIRST     SECOND       THIRD       JAN 1-          FEB 20-
                        QUARTER    QUARTER    QUARTER      QUARTER     QUARTER    QUARTER     QUARTER      FEB 19         MARCH 31
- - -----------------------------------------------------------------------------------------------------------------------------------

Revenues               $11,409      $11,654     $13,033   $ 13,941    $14,781      $15,855     $16,140     $ 8,970       $  8,265
Gross Profit             2,754        3,015       3,269      2,511      3,357        3,669       4,192       2,166          2,092
Operating Income           543          331         538       (794)       619          637       1,022         (76)           636
- - -----------------------------------------------------------------------------------------------------------------------------------
Income from
 continuing
 operations            $   393      $   288     $   370   $   (826)   $   332      $   332     $   620     $  (116)      $    511
- - ------------------------------------------------------------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

  The Company has financed its growth principally through cash flows from operations, periodic borrowings under its credit facilities, related party borrowings and sales of shares of common stock of the individual Founding Companies.

  The Company's primary sources of liquidity are cash, credit facilities and the collection of its accounts receivable. Accounts receivable have grown as the Company's operations have grown. Receivables were 67 days of revenue at March 31, 1996 and 1995. The Company's ability to reduce significantly the aging of its outstanding receivables is limited because of a continuing general trend by clients to slow their payment of invoices as a means of managing cash. Should the Company not be able to bill and collect for its services on a timely basis, the Company could draw upon available cash or existing credit facilities to finance its operations.

  Cash used by operating activities of Cotelligent and the Founding Companies was $48,000 for the year ended March 31, 1996. The Company has supplemented cash generated by operations periodically with short-term borrowings under various credit facilities with banks. The average balance of such borrowings outstanding was approximately $4.0 million and approximately $2.7 million during 1996 and 1995, respectively.

  At March 31, 1996, the Company had $14.0 million in cash and cash equivalents as compared to $603,000 at March 31, 1995 reflecting primarily the net cash proceeds from the Offering. At March 31, 1996, the Company had short-term notes payable under its bank revolving credit facilities and current installments of long-term obligations outstanding in the amount of $2.4 million. Long-term obligations, consisting primarily of capital lease obligations, totaled $258,000 at March 31, 1996 compared to $838,000 at March 31, 1995. The Company had approximately $2.1 million available under bank credit facilities at March 31, 1996. The bank facilities bear interest at rates ranging from 8.25% to 9.75% and are secured by accounts receivable, various assets of the Founding Companies and are guaranteed by the principals of each of the Founding Companies. The Company is not in default under any of its credit agreements.

  Cotelligent and each of the Founding Companies had separate banking relationships through May 31, 1996. Effective June 1, 1996, the Company's separate banking relationships were consolidated into a single banking relationship with a major bank. The single relationship will provide for a more effective means of managing operating capital. The new relationship provides a credit facility in the amount of $10.0 million for the Company, secured by accounts receivable and other assets of the Company. Borrowings on the facility will bear interest at the bank's prime rate. The Company intends to borrow from time-to-time to meet normal operating needs, finance its receivables or to effect acquisitions in connection with its acquisition strategy.

  As of April 1, 1995, BFR terminated its S corporation election. As a result, federal and state income taxes of approximately $925,000 are expected to be paid ratably over the next four years.

  The Company believes the remaining proceeds from the sale of Common Stock in the Offering, together with existing sources of liquidity and funds generated from operations, will provide adequate cash to fund its anticipated cash needs for operations and acquisitions at least through the next six months.

RECENTLY ISSUED ACCOUNTING STANDARD

   In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", which is required for fiscal years beginning after December 15, 1995 and adoption of the recognition and measurement provisions for non employee transactions no later than December 15, 1995. The new standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

   Pursuant to the new standard, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", but would be required to disclose in a note to the financial statements pro forma net income earnings per share as if the Company had applied the new method of accounting.

   The accounting requirements of the new method are effective for all employee awards granted after the beginning of the fiscal year of adoption. The Company plans to account for employee-stock based compensation under Accounting Principles Board Opinion No. 25. Accordingly, the Company does not anticipate that the adoption of the standard will have any material impact on the Company's financial position, results of operations or cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         ----------------------------------------------

   The remainder of this page is left intentionally blank.

                              COTELLIGENT GROUP, INC.

                           INDEX TO FINANCIAL STATEMENTS

                                             PAGE
                                          ----------
COTELLIGENT GROUP, INC.

Report of Price Waterhouse LLP,
 Independent Accountants................      22

Consolidated Balance Sheet at
 March 31, 1995 and 1996................      23

Consolidated Statement of
 Operations for the Years Ended March
 31, 1994, 1995 and 1996................      24

Consolidated Statement of
 Stockholders' Equity for the Years
 Ended March 31, 1994, 1995 and 1996....      25

Consolidated Statement of Cash
 Flows for the Years Ended March 31,
 1994, 1995 and 1996....................      26

Notes to Consolidated Financial
 Statements.............................      27

COMBINED PREDECESSOR COMPANIES

Report of Price Waterhouse LLP,
 Independent Accountants................      36

Balance Sheet as of March 31, 1994
 and 1995...............................      37

Statement of Operations for the
 Years Ended March 31, 1994 and 1995,
 and for the Period April 1, 1995
 Through February 19, 1996...............     38

Statement of Stockholders' Equity
 for the Years Ended March 31, 1994
 and 1995 and for the Period April 1, 1995
 Through February 19, 1996...............     39

Statement of Cash Flows for the
 Years Ended March 31, 1994 and 1995
 and for the Period April 1, 1995 Through
 February 19, 1996.......................     40

Notes to Financial Statements............     42

FINANCIAL DATA SYSTEMS, INC.

Report of Price Waterhouse LLP,
 Independent Accountants.................     53

Consolidated Balance Sheet as of
 March 31, 1994 and 1995.................     54

Consolidated Statement of
 Operations for the Years Ended March 31,
 1994 and 1995, and for the Period
 April 1, 1995 Through February 19, 1996.     55

Consolidated Statement of Stockholders'
 Equity for the Years Ended
 March 31, 1994 and 1995 and for
 the Period April 1, 1995 Through
 February 19, 1996.......................     56

Consolidated Statement of Cash
 Flows for the Years Ended March 31,
 1994 and 1995 and for the
 Period April 1, 1995 Through
 February 19, 1996.......................     57

Notes to Consolidated Financial
 Statements..............................     58

BFR CO., INC.

Report of Price Waterhouse LLP,
 Independent Accountants.................     66

Balance Sheet as of March 31, 1994
 and 1995................................     67

Statement of Operations for the
 Years Ended March 31, 1994 and 1995,
 and for the Period April 1, 1995 Through
 February 19, 1996.......................     68

Statement of Stockholders' Equity
 for the Years Ended March 31, 1994 and
 1995 and for the Period April 1, 1995
 Through February 19, 1996...............     69

Statement of Cash Flows for the
 Years Ended March 31, 1994 and 1995
 and for the Period April 1, 1995 Through
 February 19, 1996.......................     70

Notes to Financial Statements............     71

                            COTELLIGENT GROUP, INC.

                         INDEX TO FINANCIAL STATEMENTS

DATA ARTS & SCIENCES, INC.

Report of Price Waterhouse LLP,
 Independent Accountants.................    77

Combined Balance Sheet as of
 March 31, 1994 and 1995.................    78

Combined Statement of Operations
 for the Years Ended March 31, 1994 and
 1995, and for the Period April 1, 1995
 Through February 19, 1996...............    79

Combined Statement of Stockholders'
 Equity for the Years Ended March 31,
 1994 and 1995 and for the
 Period April 1, 1995 Through
 February 19, 1996.......................    80

Combined Statement of Cash Flows
 for the Years Ended March 31, 1994 and
 1995 and for the Period April 1, 1995
 Through February 19, 1996...............    81

Notes to Financial Statements............    82

CHAMBERLAIN ASSOCIATES, INC.

Report of Price Waterhouse LLP,
 Independent Accountants.................    88

Balance Sheet as of March 31,
 1994 and 1995...........................    89

Statement of Operations for the
 Years Ended March 31, 1994 and 1995,
 and for the Period April 1, 1995 Through
 February 19, 1996.......................    90

Statement of Stockholders' Equity
 for the Years Ended March 31, 1994 and
 1995 and for the Period April 1, 1995
 Through February 19, 1996...............    91

Statement of Cash Flows for the
 Years Ended March 31, 1994 and 1995
 and for the Period April 1, 1995 Through
 February 19, 1996.......................    92

Notes to Financial Statements............    93

                            REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
 and Stockholders of
 Cotelligent Group, Inc.

   In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Cotelligent Group, Inc. and its subsidiaries at March 31, 1995 and 1996 and the results of their operations and cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


Price Waterhouse LLP

Minneapolis, Minnesota
April 20, 1996

                               COTELLIGENT GROUP, INC.

                           CONSOLIDATED BALANCE SHEET


                                              MARCH 31,         MARCH 31,
                 ASSETS                         1995              1996
                                          ----------------  -----------------
Current assets:
  Cash and cash equivalents..............   $     3,608         $14,005,920
  Accounts receivable, less allowance for
   doubtful accounts of $0 and $40,000...            --          11,681,000
  Note receivable from stockholder.......            --              37,902
  Note receivable from related party.....            --             104,844
  Deferred income taxes..................            --             286,138
  Prepaid expenses and other current
   assets................................            --             517,398
                                            -----------         -----------
    Total current assets.................         3,608          26,633,202
                                            ===========         ===========
  Property and equipment, net............            --           1,061,749
  Deferred income taxes..................            --             146,450
  Other assets...........................            --             149,832
                                            -----------         -----------
    Total assets.........................   $     3,608         $27,991,233
                                            ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Short-term debt........................   $    51,501        $  2,408,765
  Accounts payable.......................        27,140             573,901
  Accrued compensation and related
   payroll liabilities...................            --           3,096,652
  Income taxes payable...................            --           1,168,192
  Deferred income taxes..................            --             846,041
  Other accrued liabilities..............            --           1,176,485
                                            -----------         -----------
    Total current liabilities............        78,641           9,270,036
                                            ===========         ===========
Long-term debt...........................            --             257,999
Deferred income taxes....................            --              19,569
Other long-term liabilities..............            --             393,484
Commitments and contingencies
 (Notes 8 and 11)........................            --                  --

Stockholders' equity:
  Common Stock, $0.01 par value; 100,000,000
   shares authorized; 574,662 and 6,216,305
   shares outstanding, respectively......         1,550              62,163
  Preferred Stock, $0.01 par value; 500,000
   shares authorized; none issued and
   outstanding...........................            --                  --
  Additional paid-in capital.............       328,955          18,305,299
  Retained deficit.......................      (405,538)           (317,317)
                                            -----------         -----------
    Total stockholders' equity (deficit).       (75,033)         18,050,145
                                            -----------         -----------
    Total liabilities and
     stockholders' equity                   $     3,608         $27,991,233
                                            ===========         ============


  The accompanying notes are an integral part of these consolidated financial statements.

                              COTELLIGENT GROUP, INC.

                       CONSOLIDATED STATEMENT OF OPERATIONS


                                                                                               (UNAUDITED)
                                                                                                PRO FORMA
                                                                                                YEAR ENDED
                                                     YEAR ENDED MARCH 31,                        MARCH 31,
                                        -----------------------------------------------             1996
                                                1994            1995           1996              (NOTE 3)
                                        -----------------------------------------------------------------------
Revenues. ........................        $      --       $      --       $8,265,303          $64,011,234
Cost of services..................               --              --        6,173,229           48,236,177
                                          ---------       ---------       ----------          -----------
  Gross margin....................               --              --        2,092,074           15,775,057
                                          ---------       ---------       ----------          -----------
Selling, general and
 administrative expenses...........         167,356         200,781        1,895,462           11,961,966
                                          ---------       ---------       ----------          -----------
  Operating income.................        (167,356)       (200,781)         196,612            3,813,091
                                          ---------       ---------       ----------          -----------
Other (income) expense:
  Interest expense.................              --              --           53,413              369,116
  Interest income..................             (22)           (116)         (66,535)            (108,063)
  Other............................              --              --           (3,028)             (39,203)
                                          ---------       ---------       ----------          ------------
    Total other....................             (22)           (116)         (16,150)             221,850
                                          ---------       ---------       ----------          -----------
Income before provision for
 income taxes......................        (167,334)       (200,665)         212,762            3,591,241
                                          ---------       ---------       ----------          -----------
Provision for income taxes.........              --              --          124,541            1,436,497
Net Income.........................       $(167,334)      $(200,665)      $   88,221          $ 2,154,744
                                          =========       =========       ==========          ===========
Net Income per share...............                                                           $       .46
                                                                                              ===========
Weighted average shares outstanding                                                             4,636,664
                                                                                              ===========



    The accompanying notes are an integral part of these consolidated financial statements.

                              COTELLIGENT GROUP, INC.

             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                                TOTAL
                                                                          ADDITIONAL         RETAINED        STOCKHOLDERS'
                                                                            PAID-IN          EARNINGS           EQUITY
                                                   COMMON STOCK             CAPITAL          (DEFICIT)         (DEFICIT)
                                             ------------------------     ----------         ---------      --------------
                                               SHARES        AMOUNT
                                             ----------    ----------
Balance at March 31, 1994..............         417,781      $ 1,127      $   121,173        $(204,873)       $   (82,573)
Issuance of common stock...............         156,881          423          207,782               --            208,205
Net loss...............................              --           --               --         (200,665)          (200,665)
                                              ---------      -------      -----------        ---------        -----------
Balance at March 31, 1995..............         574,662        1,550          328,955         (405,538)           (75,033)
Redistribution of capital for stock
 dividend..............................              --        4,197           (4,197)              --                 --
Issuance of common stock prior to
 Offering..............................         120,478        1,205          380,895               --            382,100
Redemption of common stock prior to
 Offering..............................         (74,140)        (742)        (119,258)                           (120,000)
Reclassification of Founding Companies'
 equities on date of Acquisitions......              --           --        4,307,367               --          4,307,367
Issuance of common stock...............       5,595,305       55,953       16,753,488               --         16,809,441
Distribution to Founding stockholders..              --           --       (3,491,951)              --         (3,491,951)
Net income.............................              --           --               --           88,221             88,221
                                              ---------      -------      -----------        ---------        -----------
Balance at March 31, 1996..............       6,216,305      $62,163      $18,155,299        $(317,317)       $17,900,145
                                              =========      =======      ===========        =========        ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                              COTELLIGENT GROUP, INC.

                       CONSOLIDATED STATEMENT OF CASH FLOWS


                                                            YEAR ENDED MARCH 31,
                                            ---------------------------------------------------
                                                    1994              1995           1996
                                            ---------------------------------------------------
Cash flows from operating
 activities:
  Net income (loss).....................       $ (167,334)    $(200,665)    $     88,221
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
    Depreciation and amortization.......               --            --           43,573
    Deferred income taxes, net..........               --            --         (584,067)
    Changes in current assets and
      liabilities:
      Accounts receivable...............               --            --       (1,278,350)
      Prepaid expenses and other current
       assets...........................               --            --         (197,712)
      Accounts payable and
       accrued expenses.................           36,046       (12,406)         374,974
      Income taxes payable..............               --            --          335,997
    Changes in other assets.............               --            --           21,994
                                               ----------     ---------     ------------
      Net cash (used in) operating
       activities.......................         (131,288)     (213,071)      (1,195,370)
                                               ----------     ---------     ------------
Cash flows from investing activities:
  Purchases of property and equipment...               --            --         (380,222)
  Advances to stockholder...............               --            --           25,519
  Net advances to related parties.......               --            --           (2,921)
  Cash balances of subsidiaries at date
   of Acquisition.......................               --            --          525,461
                                               ----------     ---------     ------------
      Net cash provided by investing
       activities.......................               --            --          167,837
                                               ----------     ---------     ------------
Cash flows from financing activities:
  Proceeds from notes payable...........               --            --           64,414
  Payments on long-term debt............               --            --           (4,788)
  Payments on capital lease obligations.               --            --          (10,716)
  Net borrowings (repayments) on
   short-term debt......................               --            --            8,134
  Proceeds from notes to related parties           41,650         4,851          449,560
  Advances from related parties.........               --            --          397,800
  Repayments with related parties.......               --            --         (640,300)
  Net proceeds from issuance of common
   stock................................           92,300       208,205       18,377,692
  Repurchase of common stock............               --            --         (120,000)
  Distribution to Founding stockholders.               --            --       (3,491,951)
                                               ----------     ---------     ------------
    Net cash provided by financing
     activities.........................          133,950       213,056       15,029,845
                                               ----------     ---------     ------------
  Net increase (decrease) in cash and
   cash equivalents.....................            2,662           (15)      14,002,312
  Cash and cash equivalents at
   beginning of period..................              961         3,623            3,608
                                               ----------     ---------     ------------
  Cash and cash equivalents at end of
   period...............................       $    3,623     $   3,608     $ 14,005,920
                                               ==========     =========     ============
Supplemental disclosures of cash flow
 information:
  Interest paid.........................       $       --     $      --     $     59,540
  Income taxes paid.....................       $       --     $      --     $    229,410

  The accompanying notes are an integral part of these consolidated financial statements.

                              COTELLIGENT GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   NOTE 1-BUSINESS ORGANIZATION AND BASIS OF PRESENTATION

      Cotelligent Group, Inc. ("Cotelligent or the Company") was formed to create a professional services firm devoted to providing computer consulting and contract programming services. On February 20, 1996, Cotelligent acquired (the "Acquisitions") four companies (the "Founding Companies"): Financial Data Systems, Inc. ("FDSI"), BFR Co., Inc. ("BFR"), Data Arts & Sciences, Inc. ("DASI") and Chamberlain Associates, Inc. ("CAI"). All outstanding shares of the Founding Companies' capital stock were converted into shares of Cotelligent Common Stock concurrently with the consummation of an initial public offering (the "Offering") of such Common Stock.

     The aggregate consideration paid by Cotelligent in these transactions was $3,491,951 in cash, 3,206,875 shares of Common Stock of the Company and the assumption of approximately $3.0 million in debt, for an aggregate value of $35,303,905. The aggregate consideration for each of the Founding Companies was as follows: BFR: $11,958,283, consisting of $1,450,000 paid in cash and 1,167,587 shares of Common Stock; CAI: $3,998,849, consisting of $300,000 paid in cash, 388,761 shares of Common Stock and $200,000 in short-term and related-party debt; DASI: $5,606,396, consisting of $400,000 paid in cash, 443,044 shares of Common Stock and $1,219,000 in short-term and related-party debt; and
FDSI: $13,740,377, consisting of $1,341,951 paid in cash, 1,207,483 shares of Common Stock and $1,531,079 in short-term, long-term and related-party debt.

     The accompanying consolidated financial statements include Cotelligent Group, Inc. through the date of the Acquisitions, after which the financial statements reflect the results of Cotelligent Group, Inc. and its wholly-owned subsidiaries. Prior to the Acquisitions, the Company was a nonoperating entity and incurred principally selling, general and administrative expenses. For the period April 1, 1995 through February 19, 1996, the Company incurred $414,528 of selling, general and administrative expenses and had a net loss before provision for income taxes of $423,740.

     As a result of the substantial continuing interests in the Company of the former stockholders of BFR, CAI, DASI, FDSI and Cotelligent, the Acquisitions have been accounted for on a historical cost basis.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                            COTELLIGENT GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Cash and Cash Equivalents

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

    Property and Equipment

     Property and equipment are stated at cost. Depreciation, including amortization of capitalized leases, is provided over the estimated useful lives of the respective assets (generally ranging from five to ten years) on a straight-line or an accelerated basis. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the respective assets.

    Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. Receivables arising from services provided to clients are not collateralized and accordingly, the Company performs ongoing credit evaluations of its clients to reduce the risk of loss.

    Revenue Recognition

     Revenue is recognized as services are performed.

    Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
109). The asset and liability approach used in SFAS 109 requires the recognition of deferred tax assets and liabilities for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

    Earnings Per Share

     Historical earnings per share has not been presented because it is not considered to be meaningful as a result of the Acquisitions and the Offering as discussed in Note 1. Earnings per share has been presented on a pro forma basis only for the year ended March 31, 1996 (See Note 3).

NOTE 3-PRO FORMA COMBINED STATEMENT OF OPERATIONS (UNAUDITED)

     The following unaudited pro forma combined financial statements presents the results as if the Acquisitions referred to in Note 1, occurred on April 1, 1995. Unaudited pro forma adjustments are based upon historical information, estimates and certain assumptions management deems appropriate. The unaudited pro forma combined financial data presented herein are not necessarily indicative of the results Cotelligent would have obtained had such events occurred at the beginning of the period, as assumed, or of the future results of Cotelligent. The pro forma combined financial statements should be read in conjunction with the other financial statements and notes thereto appearing elsewhere in the Form 10-K.

                               COTELLIGENT GROUP, INC.

                                                         COMBINED
                                                       PREDECESSOR                 PRO FORMA                 PRO FORMA
                                                        COMPANIES                 ADJUSTMENTS                COMBINED
                                                       -----------                -----------                ---------
Revenues.........................................      $64,011,234                 $       --               $64,011,234
Cost of services.................................       48,534,798                     11,032 (a)            48,236,177
                                                                                     (309,653)(b)
                                                       -----------                 ----------               -----------
  Gross margin...................................       15,476,436                    298,621                15,775,057
Selling, general and administrative expenses.....       12,269,178                   (231,676)(a)            11,961,966
                                                                                      (75,536)(b)
                                                       -----------                 ----------               -----------
  Operating income...............................        3,207,258                    605,833                 3,813,091
Other (income) expense
  Interest expense...............................          516,434                   (147,318)(b)               369,116
  Interest income................................         (108,063)                        --                  (108,063)
  Other..........................................          (39,203)                        --                   (39,203)
                                                       -----------                 ----------               -----------
  Total other expense............................          369,168                   (147,318)                  221,850
                                                       -----------                 ----------               -----------
Income before provision for income taxes.........        2,838,090                    753,151                 3,591,241
Provision for income taxes.......................        2,076,485                   (639,988)(c)             1,436,497
                                                       -----------                 ----------               -----------
Net Income.......................................      $   761,605                 $1,393,139               $ 2,154,744
                                                       ===========                 ==========               ===========
Net income per share.............................                                                           $       .46
                                                                                                            ===========
Weighted average shares outstanding..............                                                             4,636,664 (d)
                                                                                                            ===========

     (a) Adjustment to reflect the reduction in compensation to former owners and employees ($924,255) as a result of the renegotiation of executive compensation arrangements, consulting contract to a former employee and the termination of contributions to employee benefit plans made in conjunction with the transaction. These reductions are partially offset by increased expenses for corporate operating activities ($703,000) related to the newly formed public entity.

     (b) Adjustment to eliminate $532,506 of expense recorded in connection with BFR's Employee Stock Ownership and Money Purchase Plan. This Plan was converted to a profit sharing plan in December 1995 and no future contributions will be made.

     (c) Adjustment to calculate the provision for income taxes on the combined pro forma results at the effective statutory tax rates (40%).

     (d) Pro forma weighted average shares outstanding used to determine pro forma earnings per share were 4,636,664. Shares used to calculate the weighted average shares were: (i) shares issued by Cotelligent prior to the Offering, shares issued to the stockholders of the Founding Companies, in connection with the Acquisitions and shares sold in the Offering to pay the cash portion of the consideration of the Founding Companies were considered outstanding for the entire period, (ii) additional shares sold to the public in the Offering and
(iii) dilution attributable to options to purchase common stock in applying the treasury stock method.

                            COTELLIGENT GROUP, INC.

NOTE 4-ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Allowance for doubtful accounts activity is as follows.

Balance, March 31, 1994 and 1995.....   $    --
Balance of subsidiaries allowance
 for doubtful accounts at Acquisition... 40,000
Charges to costs and expenses.....        4,109
Write-offs........................       (4,109)
                                        -------
Balance at March 31, 1996.........      $40,000
                                        =======

NOTE 5-PROPERTY AND EQUIPMENT

   Property and equipment is comprised of the following.

                                                     MARCH 31,
                                        ------------------------------
                                            1995             1996
                                        -------------    -------------
      Automobiles...................     $         --      $     4,500
      Equipment.....................               --        1,461,036
      Furniture and fixtures........               --          513,827
      Leasehold improvements........               --          313,783
                                         ------------       ----------
                                                   --        2,293,146
      Less: Accumulated depreciation
       and amortization.............               --        1,231,397
                                         ============       ==========
                                         $         --       $1,061,749
                                         ============       ==========

Depreciation and amortization expense for the year ended March 31, 1996 was $43,573.

NOTE 6-CREDIT FACILITIES

   Credit facilities consist of the following at March 31, 1996.

   Short-Term Debt

                                                      MARCH 31,
                                        ---------------------------------
                                             1995              1996
                                        -------------    ----------------
Note payable for consulting
 services performed, which bears
 interest at the rate of 10% from June      $51,501         $       --
 1995, and is due on completion of the
 Offering...............................
Bank line of credit, with maximum
 borrowings of $1,250,000, secured by
 FDSI's accounts receivable, property
 and equipment, and personally
 guaranteed by several Cotelligent
 stockholders who are also officers of
 FDSI, due May 28, 1998. Interest at
 the prime rate plus 1.50% per annum
 (9.75% at March 31, 1996)..............         --          1,096,397
Bank line of credit, for borrowings up
 to the lesser of $1,300,000 or
 70% of the DASI's eligible
 accounts receivable, secured by all
 assets of DASI, as well as the
 personal guarantees of two Cotelligent
 stockholders who are also officers of
 DASI, due May 31, 1996.  Interest at
 1.25% above the bank's base lending
 rate (9.5% at March 31, 1996)..........         --            809,079
Bank line of credit, for
 borrowings of up to $1,500,000,
 secured by all of BFR's assets, due
 May 31, 1996. Interest at bank's prime
 rate of 8.25% at March 31, 1996........         --            300,000
Capital lease obligations...............                       100,401
Current portion of long-term debt.......         --            102,888
                                             -------        ----------
      Total short-term debt.............     $51,501        $2,408,765
                                             =======        ==========

                               COTELLIGENT GROUP, INC.

     The lines of credit were executed pursuant to agreements that contain various covenants that include, among other things, restrictions on additional debt and distributions, and maintenance of certain financial ratios and net worth requirements. The Subsidiaries were in compliance with all covenants at March 31, 1996.

     Long-Term Debt

                                                                                                                MARCH 31,
                                                                                                  --------------------------------
                                                                                                         1995            1996
                                                                                                  ----------------  ---------------
Note payable to bank, monthly payments of $5,937, including interest at the bank's prime rate plus 2.25% (10.50% at March 31, 1996) per annum; maturing March 30, 1998 and secured by
 FDSI's assets and the personal guarantee of several Cotelligent stockholders who are also
 officers of FDSI.............................................................................           $ --          $ 130,894
Note payable to bank, monthly payments of $2,482, including interest at the bank's prime rate plus 2.25% (10.50% at March 31, 1996) per annum; maturing May 29, 1998 and secured by FDSI's assets and the personal guarantees of several Cotelligent stockholders who are also officers of
 FDSI.........................................................................................             --             56,024
Capital lease obligations.....................................................................             --            274,370
                                                                                                         ----          ---------
                                                                                                           --            461,288
Less: Current maturities......................................................................             --           (203,289)
                                                                                                         ----          ---------
Total long-term debt..........................................................................           $ --          $ 257,999
                                                                                                         ====          =========

      Total maturities of long-term debt are as follows.

                                      YEAR ENDING              YEAR ENDING
                                       MARCH 31,                MARCH 31,
                                         1995                      1996
                                     ------------             ------------
[S]                                  [C]                      [C]
      1997.................             $ --                  $  203,289
      1998.................               --                     194,074
      1999.................               --                      40,574
      2000.................               --                      23,351
                                        ----                  ----------
                                        $ --                  $  461,288
                                        ====                  ==========

NOTE 7-INCOME TAXES

     Cotelligent will file a consolidated federal income tax return for periods subsequent to the Acquisitions described in Note 1.

     The provision (benefit) for income taxes is as follows.


                                                   YEAR ENDED MARCH 31,
                                          --------------------------------------
                                              1994        1995          1996
                                          --------------------------------------
    Current:
      Federal...........................   $     --      $     --      $ 626,056
      State.............................         --            --        131,967
                                           --------      --------      ---------
                                                 --            --      $ 758,023
                                          ----------     ---------     ---------
    Deferred:
      Federal...........................    (57,000)      (68,000)      (486,093)
      State.............................    (10,000)      (12,000)      (107,389)
                                           --------      --------      ---------
                                            (67,000)      (80,000)      (593,482)

      Valuation Allowance...............      67,000       80,000        (40,000)
                                           --------      --------      ---------
      Total provision for income taxes     $     --      $     --      $ 124,541
                                           ========      ========      =========


                               COTELLIGENT GROUP, INC.

       Deferred tax assets (liabilities) are comprised of the following.

                                                            MARCH 31,
                                                 -----------------------------
                                                       1995            1996
                                                 -----------------------------
 Allowance for doubtful accounts...........          $      --       $  16,471
 Accrued liabilities.......................                 --         286,117
 Cash to accrual...........................                 --        (846,041)
 Operating loss carryforward...............            147,000         317,000
 Depreciation..............................                 --         (19,569)
                                                     ---------       ---------
  Deferred tax asset (liability)...........            147,000        (246,022)
 Valuation allowance.......................           (147,000)       (187,000)
                                                     ---------       ---------
  Net deferred tax assets (liabilities)....          $      --       $(433,022)
                                                      =========       =========

    The Company's effective income tax rate varied from the U.S. federal statutory tax rate as follows.

                                                                    YEAR ENDED MARCH 31,
                                                                ----------------------------
                                                                  1994      1995      1996
                                                                --------  --------  --------
U.S. federal statutory rate..................................    (34.0)%   (34.0)%   34.0%
State taxes, net of federal income tax benefit...............       --        --      3.9%
Valuation allowance against net operating loss...............     34.0%     34.0%    18.5%
Nondeductible expenses.......................................       --        --      1.1%
Other........................................................       --        --      1.0%
                                                                 -----     -----     ----
  Effective tax rate.........................................     (0.0)%    (0.0)%   58.5%
                                                                 =====     =====     ====

      Prior to the Acquisitions, Cotelligent Group, Inc. had established a valuation allowance against the tax assets associated with the net operating losses of previous years due to the uncertainty of realization through future income. Subsequent to the Acquisitions, the Company reversed a portion of the valuation allowance as a result of the estimated utilization of the operating losses against future taxable income.

                            COTELLIGENT GROUP, INC.

NOTE 8-LEASE COMMITMENTS

     Cotelligent leases various office space and certain equipment under noncancellable lease agreements which expire at various dates.

    Future minimum rental payments under such leases are as follows.

                                                           MARCH 31
                                            -------------------------------------
                                             CAPITAL LEASES      OPERATING LEASES
                                            -------------------------------------
      1997...............................          $131,663           $   791,155
      1998...............................           105,223               778,865
      1999...............................            72,490               788,655
      2000...............................            28,000               640,436
      2001...............................                --               312,609
      Thereafter.........................                --                31,700
                                                   --------            ----------
      Total minimum lease payments.......           337,376            $3,343,420
                                                                       ==========
      Less: Amounts representing interest           (63,006)
                                                   --------
      Present value of net minimum
       lease payments....................          $274,370
                                                   ========

     Rental expense under these leases was $73,094 for the year ended March 31, 1996.

NOTE 9-RELATED PARTIES

     The Company recognized $5,000 in revenue for providing computer consulting services to CyberSAFE (an entity owned in part by a few Cotelligent stockholders who are also officers of FDSI) for the period subsequent to the Acquisitions through March 31, 1996, all of which was included in accounts receivable at March 31, 1996.

  In May 1994, the Company negotiated a perpetual software marketing agreement with CyberSAFE to sublicense CyberSAFE software in exchange for royalty payments of 15% of the purchase price for every copy licensed. For the period subsequent to the Acquisitions through March 31, 1996, the Company paid no royalties to CyberSAFE.

  In addition, the Company has made short-term advances to CyberSAFE. The balance due on these short-term advances, bearing interest at 9% per annum at March 31, 1996 was $103,416. Included in interest income is $1,995 for the period subsequent to the Acquisitions through March 31, 1996, on the advances.

  The Company leases general offices, and transportation equipment under operating leases, occupied or used by BFR, from a third party, which is mostly owned by several Cotelligent stockholders who are also officers of BFR. Rental expense under these leases was $19,750 for the period subsequent to the Acquisitions through March 31, 1996. In addition, the Company leases certain office equipment under capital leases from the same entity. Payments under these capital leases for the period subsequent to the Acquisitions through March 31, 1996, were $5,953.

  The Company leases office space, occupied by DASI, from the Strathmore Realty Trust. Two Cotelligent stockholders, one of whom is an officer of DASI and the other of whom is a Director of the Company, are the sole trustees and beneficiaries of the Strathmore Realty Trust. Rental expense recorded for this office space was $11,700 for the period subsequent to the Acquisitions through March 31, 1996.

NOTE 10-EMPLOYEE BENEFIT PLANS

     BFR has a salary reduction plan (401(k)) for the benefit of all employees after 30 days of service. The plan is non-contributory and is funded by the amounts used to reduce employee salaries. In addition, BFR has the option to contribute to the plan on the employees' behalf. BFR did not make any contributions to the plan for the period subsequent to the Acquisitions through March 31, 1996.

                            COTELLIGENT GROUP, INC.

     BFR maintains a profit sharing plan for the benefit of substantially all salaried employees. Contributions to the plan are made at the discretion of the Company. The Company did not make any contributions to the plan for the period subsequent to the Acquisitions through March 31, 1996.

     FDSI maintains a discretionary profit-sharing (401(k)) plan which covers all employees who have met minimum age and employment requirements. FDSI made no contributions to this plan for the period subsequent to the Acquisitions through March 31, 1996.

  In September 1992, FDSI adopted a discretionary cash bonus profit sharing plan for employees who have completed 1,500 hours of service to FDSI and who are employees of FDSI on the payout date. FDSI made no contributions to this plan for the period subsequent to the Acquisitions through March 31, 1996.

  DASI maintains an unfunded, discretionary profit-sharing plan, which includes substantially all full-time employees who have at least one year of continuous service. No contributions were made to this plan for the period subsequent to the Acquisitions through March 31, 1996.

     In September 1995, Cotelligent's Board of Directors and stockholders approved Cotelligent's 1995 Long-Term Incentive Plan (the "Plan"). The purpose of the Plan is to provide directors, officers, key employees and consultants with additional incentives by increasing their ownership interests in the Company.

  Effective as of September 8, 1995, Cotelligent granted to each of two officers an option to purchase 92,676 shares of common stock at $2.70 per share. Such options vest as follows: 18,536 on February 21, 1996, and thereafter, an additional 18,535 shares on each subsequent February 21 until all 92,676 shares have vested. The options are each exercisable for a period of seven years after the effective date of the grant.

     On February 14, 1996, Cotelligent granted certain employees options to purchase 196,000 shares of Common Stock at $9.00 per share. On various dates subsequent to February 14, 1996, and through March 31, 1996, additional grants of options to purchase 47,700 shares of Common Stock at prices ranging from $9.00 to $10.25 were made to certain employees. Such options vest ratably over four years on the anniversary of the option grant date. The term of each option grant is determined by the Compensation Committee of the Board of Directors. However, the term of any incentive stock option or a stock appreciation right granted in tandem therewith, shall not exceed 10 years from the date of the grant.

  Each director who is not an employee of the Company receives an annual retainer fee of $12,000. Effective January 12, 1996, each non-employee director of the Company was granted an initial option under the Company's 1995 Long-Term Incentive Plan to acquire 10,000 shares of Common Stock at an exercise price of $10.00 per share. In addition, each non-employee director will receive an automatic annual option grant under the 1995 Long-Term Incentive Plan to acquire 5,000 shares of Common Stock on the date of each of the Company's annual meetings held after March 31, 1997. All of such options have or will have an exercise price equal to the fair market value of the Common Stock on the date of grant and, or will be, exercisable immediately except as limited by the rules and regulations of the Securities Act and the Securities Exchange Act of 1934, as amended, and will expire ten years from the date of grant. Directors are also reimbursed for out-of-pocket expenses incurred in attending meetings of the Board of Directors or committees thereof, or for other expenses incurred in their capacity as directors.

NOTE 11-COMMITMENTS AND CONTINGENCIES

    Employment Agreements

  Each named executive officer has entered into an employment agreement with the Company providing for an annual base salary of $150,000. Pursuant to such employment agreements, each such officer is eligible to earn bonus compensation payable out of a bonus pool determined by the Board of Directors or its Compensation Committee. Bonuses will be determined by measuring, among other objective and subjective measures, such officer's performance, the

                              COTELLIGENT GROUP, INC.

performance of the local operation for which such officer has primary responsibility and the Company's performance against targets. Each executive officer employment agreement is for a term of three years and, unless terminated or not renewed by the employee, shall continue thereafter on a year-to-year basis on the same terms and conditions. In the event of a termination of employment by the Company or a Founding Company, as the case may be, without cause, such employee shall be entitled to receive from the Company or such Founding Company, as the case may be, such employee's then current salary for the remaining term of the agreement or for one year, whichever amount is greater, without regard to whether the employee obtains subsequent employment. In the event of change in control of the Company, if the employee is not given at least five days notice of such change in control, the employee may elect to terminate his employment and shall be entitled to receive a minimum of three years, current base salary as compensation. In the event the employee is given at least five days notice of such a change in control, the employee may elect to terminate his employment agreement and receive a minimum of two years' current salary as compensation.

     Each executive officer employment agreement contains a covenant not to compete with the Company for a period equivalent to the longer of two years immediately following the termination of his employment or, in the case of a termination without cause, for a period of one year following the termination of his employment. If any court of competent jurisdiction determines that the scope, time or territorial restrictions contained in the covenant are unreasonable, the covenant not to compete shall be reduced to the maximum period permitted by such court. The compensation to which such employee is entitled shall nonetheless be paid to the employee.

     In addition, certain of the principals of the Founding Companies who did not become executive officers of the Company upon consummation of the Acquisitions and the Offering remain executive officers of one of the Founding Companies. Each of such individuals entered into an employment agreement with such Founding Company effective upon consummation of the Acquisitions and the Offering, with a base compensation not to exceed $150,000 per annum.

  Consulting Contract

  The Company entered into a consulting contract with a former employee of BFR effective February 19, 1996, whereby the former employee is required to perform certain management advisory services as required by and at the request of the Company. Payments under the contract are $8,333 per month, continue through December 2000 and have been fully recorded as an obligation of the Company as of March 31, 1996.

      Legal Matters

     The Company is involved in various legal matters in the normal course of business. In the opinion of the Predecessor Companies' management, these matters are not anticipated to have a material adverse effect on the financial position or results of operations or cash flows of the Company.

NOTE 12-SUBSEQUENT EVENT

     Cotelligent and each of the Founding Companies had separate banking relationships through May 31, 1996. Effective June 1, 1996, the separate banking relationships were consolidated into a single banking relationship with a major bank, providing a more efficient means of managing operating capital. The new relationship provides a credit facility in the amount of $10.0 million, secured by accounts receivable and other assets of the company. Borrowings on the facility bear interest at the bank's prime rate.

                         REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
 and Stockholders of
 the Combined Predecessor Companies

     In our opinion, the accompanying combined balance sheet and the related combined statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of the Combined Predecessor Companies at March 31, 1995 and 1994 and the results of their operations and cash flows for the years ended March 31, 1995 and 1994 and for the period April 1, 1995 through February 19, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



Price Waterhouse LLP

Minneapolis, Minnesota
April 20, 1996

                        COMBINED PREDECESSOR COMPANIES

                                 BALANCE SHEET

                                                     MARCH 31,     MARCH 31,
                                                       1994           1995
                                                    -----------   -----------

                    ASSETS

Current assets:

  Cash and cash equivalents........................ $   230,133   $   602,752
  Accounts receivable, less allowance
  for doubtful accounts of $40,000.................   7,086,545     9,202,012
  Due from related party...........................          --       111,877
  Deferred income taxes............................      64,081        14,081
  Net assets of discontinued business..............     483,630            --
  Prepaid expenses and other current assets........     294,823       196,416
                                                    -----------   -----------
            Total current assets...................   8,159,212    10,127,138
                                                    -----------   -----------
  Property and equipment, net......................     475,958       525,280
  Deferred income taxes............................      11,341        12,599
  Other assets.....................................     289,574       382,773
                                                    -----------   -----------
            Total assets........................... $ 8,936,085   $11,047,790
                                                     ==========   ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term debt, including notes payable to
  related party of $441,500 and $100,000
  respectively..................................... $ 1,406,364   $ 2,414,852
  Accounts payable.................................     764,286       683,547
  Accrued compensation and
  related payroll liabilities......................   1,362,770     2,271,645
  Income taxes payable.............................          --        81,890
  Deferred income taxes............................     369,147       453,487
  Other accrued liabilities........................     450,876       600,314
                                                    -----------   -----------
            Total current liabilities..............   4,353,443     6,505,735
                                                    -----------   -----------
Long-term debt, including notes payable
      to related parties of $440,000...............     944,218       837,662
Deferred income taxes..............................     106,700        72,000
Commitments and contingencies (Notes 8 and 12).....          --            --

Stockholders' equity:
      Preferred stock..............................      71,338        68,614
      Common stock.................................     113,108       116,165
      Additional paid-in capital...................     125,683       288,555
      Retained earnings............................   3,221,595     3,159,059
                                                    -----------   -----------
            Total stockholders' equity.............   3,531,724     3,632,393
                                                    -----------   -----------
            Total liabilities and
            stockholders' equity................... $ 8,936,085   $11,047,790
                                                    ===========   ===========



      The accompanying notes are an integral part of these combined financial statements.

                        COMBINED PREDECESSOR COMPANIES

                            STATEMENT OF OPERATIONS

                                                                        FOR THE YEAR ENDED MARCH 31,       APRIL 1, 1995 -
                                                                       --------------------------------      FEBRUARY 19,
                                                                            1994                1995             1996
                                                                       --------------     -------------     --------------
      Revenues.......................................................     $39,434,234        $50,028,639       $55,745,931
      Cost of services  .............................................      29,940,654         38,488,220        42,361,569
                                                                          ------------     --------------    --------------
              Gross margin  .........................................       9,493,580         11,540,419        13,384,362
      Selling, general and administrative expenses...................       8,055,171         10,743,231        10,788,244
                                                                          ------------     --------------    --------------
               Operating income  ....................................       1,438,409            797,188         2,596,118
      Other (income) expense:
          Interest expense  .........................................         194,363            246,508           472,266
          Interest income  ..........................................         (35,748)           (37,336)          (41,561)
          Other......................................................           6,961            (29,866)          (36,175)
                                                                          -----------       -------------    --------------
              Total other expense  ..................................         165,576            179,306           394,530
                                                                          -----------       -------------    --------------
      Income before provision for income taxes  .....................       1,272,833            617,882         2,201,588
      Provision for income taxes  ...................................         339,103            392,565         1,951,944
                                                                          ------------      -------------    --------------
      Income from continuing operations  ............................         933,730            225,317           249,644

      Loss from operations of discontinued business (net of
      applicable income tax benefit of $159,700 (1994)
      and $80,100 (1995) respectively)  .............................        (284,560)          (184,004)               --
                                                                          ------------      -------------    ---------------
      Net income.....................................................     $   649,170        $    41,313       $   249,644
                                                                          ============      =============    ===============



      The accompanying notes are an integral part of these combined financial statements.

                          COMBINED PREDECESSOR COMPANIES

                         STATEMENT OF STOCKHOLDERS' EQUITY


                                                       PREFERRED STOCK                   COMMON STOCK
                                                ------------------------------    --------------------------
                                                   SHARES           AMOUNT           SHARES        AMOUNT
                                                -------------   --------------    -----------   ------------
Balance at March 31, 1993...................       100,395         $60,236          1,331,087     $ 106,658
Issuance of common stock....................            --              --             93,409           252
Issuance of preferred stock.................           500           7,875                 --            --
Issuance of preferred stock
 charged to compensation expense............           500           9,425                 --            --
Conversion of preferred stock to
 common stock...............................        (2,143)         (6,198)             2,143         6,198
Net income..................................            --              --                 --            --
                                                -------------   --------------    -----------   ------------
Balance at March 31, 1994...................        99,252          71,338          1,426,639       113,108
Issuance of common stock....................            --              --            123,526           333
Stock distribution of subsidiary............            --              --                 --            --
Conversion of preferred stock to
 common stock...............................          (320)         (2,724)               320         2,724
Net income..................................            --              --                 --            --
                                                -------------   --------------    -----------   ------------
Balance at March 31, 1995...................        98,932          68,614          1,550,485       116,165
Dividends...................................            --              --                 --            --
Redistribution of capital for
 stock dividend.............................            --              --                 --         4,197
Issuance of common stock....................            --              --            158,183        11,205
Issuance of preferred stock.................           400          14,000                 --            --
Repurchase of common stock..................            --              --            (76,240)       (5,717)
Purchase of BFR's ESOP shares...............            --              --                 --            --
Release of unearned shares to
BFR's ESOP..................................            --              --                 --            --
Conversion of BFR's ESOP to
 defined contribution plan..................            --              --                 --            --
Net income..................................            --              --                 --            --
                                                -------------   --------------    -----------   ------------
Balance at February 19, 1996................        99,332         $82,614         $1,632,428     $ 125,850
                                                =============   ==============    ===========   ============


                                                  ADDITIONAL                        UNEARNED       TOTAL
                                                   PAID-IN         RETAINED           ESOP      STOCKHOLDERS'
                                                   CAPITAL         EARNINGS          SHARES        EQUITY
                                                -------------   --------------    -----------   ------------
Balance at March 31, 1993...................      $ 48,635      $2,572,425          $            $2,787,954
Issuance of common stock....................        77,048              --                 --        77,300
Issuance of preferred stock.................            --              --                 --         7,875
Issuance of preferred stock
 charged to compensation expense............            --              --                 --         9,425
Conversion of preferred stock to
 common stock...............................            --              --                 --            --
Net income..................................            --         649,170                 --       649,170
                                                -------------   --------------    -----------   ------------
Balance at March 31, 1994...................       125,683       3,221,595                 --     3,531,724
Issuance of common stock....................       162,872              --                 --       163,205
Stock distribution of subsidiary............            --        (103,849)                --      (103,849)
Conversion of preferred stock to
 common stock...............................            --              --                 --            --
Net income..................................            --          41,313                 --        41,313
                                                ------------   --------------    -------------  ------------
Balance at March 31, 1995...................       288,555       3,159,059                 --     3,632,393
Dividends...................................            --        (159,468)                --      (159,468)
Redistribution of capital for
 stock dividend.............................        (4,197)             --                 --            --
Issuance of common stock....................       382,895              --                 --       394,100
Issuance of preferred stock.................            --              --                 --        14,000
Repurchase of common stock..................      (119,258)             --                 --      (124,975)
Purchase of BFR's ESOP shares...............            --              --         (3,150,000)   (3,150,000)
Release of unearned shares to
BFR's ESOP..................................            --              --          1,114,286     1,114,286
Conversion of BFR's ESOP to
 defined contribution plan..................            --              --          2,035,714     2,035,714
Net income..................................            --         249,644                 --       249,644
                                                -------------   --------------    -----------   ------------
Balance at February 19, 1996................      $547,995      $3,249,235            $    (0)   $4,005,694
                                                =============   ==============    ===========   ============

   The accompanying notes are an integral part of these combined financial statements.

                        COMBINED PREDECESSOR COMPANIES

                            STATEMENT OF CASH FLOWS


                                                       Fiscal Years End
                                                          March 31,
                                                    --------------------------    April 1, 1995-
                                                        1994          1995      February 19, 1996
                                                    ------------  ------------  ------------------
Cash flows from operating activities:
 Net income.......................................  $   649,170   $    41,313         $   249,644
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization...................      177,641       186,370             170,178
  Loss (gain) on disposal of property and
   equipment......................................        2,176           655             (22,719)
  Deferred income taxes, net......................      (26,751)       98,382             506,201
  Preferred stock issued and charged to
   compensation...................................        9,425             -              14,000
  Changes in current assets and liabilities:
   Accounts receivable............................   (1,685,432)   (2,190,397)         (1,200,457)
   Prepaid expenses and other current assets......      (42,653)      117,378             469,590
   Accounts payable and accrued expenses..........      500,477       977,574             318,907
   Income taxes payable...........................      (81,602)      108,525             750,305
  Deferred revenue................................            -             -            (168,405)
  Changes in other assets.........................      (25,463)      (69,346)           (480,510)
                                                    -----------   -----------         -----------
   Net cash provided by (used in) operating
     activities...................................     (523,012)     (729,546)            606,734
                                                    -----------   -----------         -----------
Cash flows from investing activities:
 Purchase of property and equipment...............     (113,814)      (50,962)           (502,344)
 Proceeds from the sale of investments............            -        14,989              11,000
 Cash surrender value of life insurance...........      (16,146)      (15,491)            (22,325)
 Advances to stockholders.........................            -             -              25,519
 Net repayments from (advances to) related
  parties.........................................      127,673        83,900             (19,544)
 Changes in net assets of discontinued
  operations......................................      (66,924)      184,004                   -
 Increase in deferred transaction costs, net of
  related accounts payable........................            -             -            (932,545)
                                                    -----------   -----------         -----------
   Net cash provided by (used in) investing
     activities...................................      (69,211)      216,440          (1,440,239)
                                                    -----------   -----------         -----------
Cash flows from financing activities:
 Payments on long-term debt.......................      (61,200)     (165,199)           (284,291)
 Payments on capital lease obligations............      (48,304)      (76,745)            (77,382)
 Net borrowings (advances) on short-term debt.....      240,614       622,964             716,294
 Borrowings from related parties..................            -       341,500             172,474
 Payments on loans with related parties...........      (25,000)            -                   -
 Proceeds from issuance of common and preferred
  stock...........................................       85,175       163,205             349,125
Repurchases of common stock.......................            -             -            (120,000)
   Net cash provided by (used in) financing
     activities...................................      191,285       885,725             756,220
                                                    -----------   -----------         -----------
Net increase (decrease) in cash and cash
 equivalents......................................     (400,938)      372,619             (77,285)
Cash and cash equivalents at beginning of
 period...........................................      631,071       230,133             602,752
                                                    -----------   -----------         -----------
Cash and cash equivalents at end of period........  $   230,133   $   602,752         $   525,467
                                                    ===========   ===========         ===========


                         COMBINED PREDECESSOR COMPANIES

                                                               Fiscal Years End
                                                                  March 31,       April 1, 1995-
                                                             ------------------  --------------
                                                               1994      1995     Feb 19, 1996
                                                             --------  --------  --------------
Supplemental disclosures of cash flow information:
 Interest paid.............................................  $183,811  $226,244        $462,241
 Income taxes paid.........................................  $184,506  $105,583        $765,808
Schedule of noncash investing and financing transactions:
 Capital lease obligations incurred........................  $ 99,780  $179,241        $      -
 Conversion of accounts receivable to note receivable......  $      -  $ 74,903        $      -
 Conversion of preferred stock to common stock.............  $  6,198  $  2,724        $      -
 Debt refinancing..........................................  $      -  $178,986        $      -


   The accompanying notes are an integral part of these combined financial statements.

                        COMBINED PREDECESSOR COMPANIES

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1-BUSINESS ORGANIZATION

     In February 1993, Cotelligent Group, Inc. ("Cotelligent" or the "Company") was formed to create a professional services firm devoted to providing computer consulting and contract programming services. On February 20, 1996, Cotelligent acquired (the "Acquisitions") four companies (the "Founding Companies"):
Financial Data Systems, Inc. ("FDSI"), BFR Co., Inc. ("BFR"), Data Arts & Sciences, Inc. ("DASI") and Chamberlain Associates, Inc. ("CAI"). All outstanding shares of the Founding Companies capital stock were converted into shares of Cotelligent Common Stock concurrently with the consummation of and the initial public offering (the "Offering") of such Common Stock.

NOTE 2-BASIS OF PRESENTATION

     As discussed above, simultaneously with the closing of the Offering, Cotelligent acquired by merger each of the four operating businesses, FDSI, BFR, DASI and CAI. The accompanying combined financial statements and related notes to combined financial statements are presented on a combined basis without giving effect to the Acquisitions or the Offering. The assets and liabilities of the Predecessor Companies are reflected at their historical amounts.

  Discontinued Business

     A previous division of FDSI, CyberSAFE Corporation (CyberSAFE) was incorporated and became a wholly-owned subsidiary of FDSI in December 1993. The stock of this subsidiary was subsequently distributed to FDSI's stockholders on June 1, 1994 in a tax-free reorganization. The financial results of the operations of this entity have been presented as discontinued operations in the Statement of Operations for all periods presented. See further discussion in
Note 14.

NOTE 3-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

  Property and Equipment

        Property and equipment are stated at cost. Depreciation, including amortization of capitalized leases, is provided over the estimated useful lives of the respective assets (generally ranging from five to ten years) on a straight-line or an accelerated basis. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life.

                        COMBINED PREDECESSOR COMPANIES

                         NOTES TO FINANCIAL STATEMENTS


  Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. Receivables arising from services provided to clients are not collateralized and accordingly, the Company performs ongoing credit evaluations of its clients to reduce the risk of loss.

  Revenue Recognition

     Revenue is recognized as services are performed.

  Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
109). The asset and liability approach used in SFAS 109 requires the recognition of deferred tax assets and liabilities for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

  BFR was an S corporation through March 31, 1995 for federal income tax purposes and, accordingly any federal income tax liabilities through this date are the responsibility of BFR's stockholders. Effective April 1, 1995, BFR terminated its S status. See further discussion in Note 7.

  Earnings Per Share

     Historical earnings per share has not been presented because it is not considered to be meaningful as a result of the Acquisitions and the Offering as discussed in Note 1.

NOTE 4-ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The activity in the allowance for doubtful accounts is as follows.

                                      BALANCE AT    CHARGES TO                    BALANCE
                                      BEGINNING     COSTS AND       WRITE-        AT END
                                      OF PERIOD      EXPENSES        OFFS        OF PERIOD
                                      ----------    ----------      ------       ---------
Year ended March 31, 1994...........   $35,000        $10,000    $    --          $45,000
                                       =======        =======    ========         =======
Year ended March 31, 1995...........   $45,000        $21,368    $(26,368)        $40,000
                                       =======        =======    ========         =======

                        COMBINED PREDECESSOR COMPANIES

NOTE 5-PROPERTY AND EQUIPMENT

     Property and equipment is comprised of the following.

                                                                  MARCH 31,
                                                      -----------------------------
                                                             1994          1995
                                                      -------------   --------------
        Automobiles..............................        $   64,150    $   64,150
        Equipment................................         1,050,217     1,261,672
        Furniture and fixtures...................           235,246       238,031
        Leasehold improvements...................            59,015        36,539
                                                         ----------    ----------
                                                          1,408,628     1,600,392
                                                         ----------    ----------
        Less: Accumulated depreciation and
         amortization............................           932,670     1,075,112
                                                         ----------    ----------
                                                         $ 475,958     $  525,280
                                                         ==========    ==========

Depreciation and amortization expense for the years ended March 31, 1994 and 1995 and for the period April 1, 1995 through February 19, 1996 was $149,059, $180,396 and $170,178 respectively.

                          COMBINED PREDECESSOR COMPANIES

NOTE 6-CREDIT FACILITIES

   Short-Term Debt

     Short-term debt consists of the following.


                                                               MARCH 31,
                                                    1994         1995
                                                -----------   ----------
Bank line of credit, with maximum borrowings
 of $1,250,000, secured   by FDSI's accounts
 receivable, property and equipment, and
 personally guaranteed by FDSI's principal
 stockholders. Interest at the prime rate
 (6.25% and 9.00% at March 31, 1994 and
 1995, respectively) plus 1.50% per
 annum........................................  $  430,964    $1,134,077
Bank line of credit, for borrowings up to the
 lesser of $1,300,000 or 70% of the DASI's
 eligible accounts receivable, secured by all
 assets of DASI, as well as the personal
 guarantees of DASI's stockholders. Interest
 at 1.25% above the bank's base lending rate
 (8.75% at March 31, 1995), prior to
 January 31, 1995, 2.00% above the bank's base
 lending rate (6.25% at March 31, 1994),
 .50% fee on the unused portion...............     168,000       398,000
Bank line of credit, for borrowings of up to
 $1,500,000, secured by all of BFR's assets.
 Interest at prime plus .50% on (6.75%),
 prime (9.00%) at March 31, 1994 and 1995,
 respectively.................................     550,000            --
Bank line of credit for borrowings of up to
 $300,000, guaranteed by the President and
 Vice President of the CAI. Interest at
 2.00% plus prime (11.00% as of March 31,
 1995)........................................          --       235,000
Note payable, interest at 10%, due upon
 completion of initial public offering........      46,650        51,501
Note payable to CAI's President (also a
 stockholder) and his son, due on December 31,
 1995. Interest at 2.00% plus prime (11.00%
 at March 31, 1995)...........................          --       150,000
Notes payable to FDSI's principal stockholders,
 unsecured, interest at 9.25%, due on demand
 and subordinated to bank debt................          --       191,500
Note payable to FDSI stockholder, personally
 guaranteed by the principal stockholders of
 FDSI, interest at 9.00%......................     100,000       100,000
Current capital lease obligations.............      43,303        90,671
Current maturities on long-term debt..........      67,447        64,103
                                                ----------    ----------
            Total short-term debt.............  $1,406,364    $2,414,852
                                                ==========    ==========

     The lines of credit were executed pursuant to agreements that contain various restrictive covenants that include, among other things, restrictions on additional debt and distributions, and maintenance of certain financial ratios and net worth requirements. The Predecessor Companies were in compliance with all restrictive covenants for the periods presented.

                        COMBINED PREDECESSOR COMPANIES

Long-Term Debt

     Long-term debt consists of the following.


                                                                               MARCH 31,
                                                                    -------------------------------
                                                                         1994               1995
                                                                    --------------     ------------
Note payable to a bank; monthly payments of $5,937,
 including interest at the bank's prime rate (9.00% at
 March 31, 1995) plus 2.25% per annum; maturing
 March 30, 1998 and secured by FDSI's assets and
 the personal guarantee of FDSI's principal
 stockholders............................................           $       --         $ 178,986
Note payable to a bank; monthly payments of $6,218,
 including interest at the bank's prime rate (6.25% at
 March 31, 1994) plus 2.75% per annum; refinanced in 1995              227,771                --
Loans payable to the officers and stockholders of DASI,
 interest at the rate of 10.00% and payable monthly.
 Principal amount matures as follows: $100,000 on
 October 25, 1996, $140,000 on December 25, 1997 and
 $200,000 on October 25, 2006. The $200,000 is
 subordinated to DASI's line of credit...................              440,000           440,000
Automobile loan, interest at 9.75%, monthly principal and
  interest payments of $1,060, assumed by a stockholder
  of DASI in September 1995..............................               22,121            10,983
Loan against the cash surrender value of DASI's officers'
 life insurance policies.................................              105,276                --
Capital lease obligations................................              259,800           362,467
                                                                    ----------        ----------
                                                                     1,054,968           992,436
Less: Current maturities.................................             (110,750)         (154,774)
                                                                    ----------        ----------
         Total long-term debt............................           $  944,218         $ 837,662
                                                                    ==========        ==========

Total maturities of long-term debt are as follows.

                                                            YEAR ENDING
                                                              MARCH 31,
                                                            -----------
        1997.............................................   $   64,103
        1998.............................................      159,413
        1999.............................................      206,453
        2000.............................................           --
        2001.............................................           --
        Thereafter.......................................      200,000
                                                             ---------
                                                             $ 629,969
                                                             =========

                            COMBINED PREDECESSOR COMPANIES

NOTE 7--INCOME TAXES

     The Predecessor Companies will file a consolidated federal income tax return for periods subsequent to the Acquisitions. The Founding Companies will file "short period" federal tax returns through the date prior to the Acquisitions, February 20, 1996.

     The provision (benefit) for income taxes on continuing operations is as follows.


                             YEAR ENDED                APRIL 1,
                              MARCH 31,                  1995
                       ------------------------      FEBRUARY 19,
                           1994          1995            1996
                       ------------------------      ------------
Current:
  Federal...........   $ 315,021      $ 333,455      $  847,989
  State.............      25,292         44,229         236,243
                       ---------      ---------      ----------
                         340,313        377,684       1,084,232
Deferred:
  Federal...........     (76,533)        12,209         947,243
  State.............      75,323          2,672         (79,531)
                       ---------      ---------      ----------
                          (1,210)        14,881         867,712
                       ---------      ---------      ----------
    Total provision
     for income taxes  $ 339,103      $ 392,565      $1,951,944
                       =========      =========      ==========

Deferred tax assets (liabilities) are comprised of the following.

                                                        MARCH 31,
                                               ---------------------------
                                                    1994            1995
                                               -----------     -----------
Accounts receivable.........................   $ (531,744)     $  (812,991)
Accounts payable and accrued liabilities....      160,451          242,034
Cash to accrual.............................     (142,900)        (111,700)
Operating loss carryforward.................      100,859          167,839
Depreciation................................       (6,259)          (3,901)
Other.......................................       19,168           19,912
                                               ----------      -----------
     Net deferred tax liability.............   $ (400,425)     $  (498,807)
                                               ==========      ===========

The Company's effective income tax rate varied from the U.S. federal statutory tax rate as a result of the following.

                                                                    APRIL 1,
                                        YEAR ENDED MARCH 31,         1995 -
                                        --------------------       FEBRUARY 19,
                                          1994        1995            1996
                                        --------------------       ------------
U.S. federal statutory rate............   34.0%       34.0%           34.0%
State taxes, net of federal income tax
 benefit...............................    6.7         4.0             4.7
Nondeductible expenses.................    1.7         5.5             6.5
(Income) losses of S corporation.......  (20.2)       10.2              --
Conversion to C corporation............     --          --            42.0
Other..................................    4.4         9.8             (.7)
                                         -----        ----            -----
     Effective tax rate................   26.6%       63.5%           86.5%
                                         ======       ====            ====


  BFR was an S corporation through March 31, 1995 for federal income tax purposes and, accordingly, any federal income tax liabilities through that date were the responsibility of the stockholders of BFR. Appropriate provisions were made for state income taxes. Effective April 1, 1995, BFR terminated its S election. In connection with BFR's conversion from an S corporation to a C corporation, approximately $925,000 of federal and state income taxes is expected to be paid pro rata over the next four years. See Note 15 for Unaudited Pro Forma Tax Information.

                          COMBINED PREDECESSOR COMPANIES

NOTE 8--LEASE COMMITMENTS

     The Predecessor Companies lease various office space and certain equipment under noncancellable lease agreements which expire at various dates.

     Future minimum rental payments under such leases are as follows.

                                                    YEAR ENDING MARCH 31,
                                             ---------------------------------
                                             CAPITAL LEASES   OPERATING LEASES
                                             --------------   ----------------
     1997..................................    $ 130,066         $  442,016
     1998..................................      130,066            451,475
     1999..................................      103,626            434,160
     2000..................................       72,357            407,026
     2001..................................       43,000            370,100
                                               ---------         ----------
          Total minimum lease payments.....      479,115         $2,104,777
                                                                 ==========
     Less: Amounts representing interest...     (116,648)
                                               ---------
     Present value of net minimum
      lease payments.......................    $ 362,467
                                               =========

     Rental expense under these leases was $422,058, $462,352 and $497,458 for each of the years ended March 31, 1994 and 1995 and for the period April 1, 1995 through February 19, 1996, respectively.


NOTE 9--RELATED PARTIES

     FDSI recognized a total of $76,192 and $5,000 in revenue for providing computer consulting services to CyberSAFE (an affiliated entity) during the year
ended March 31, 1995 and the period April 1, 1996 through    February    19,
1996, respectively. At March 31, 1995, $59,720 was due from CyberSAFE for services up through that date and is included in accounts receivable.


  In May 1994, FDSI negotiated a perpetual software marketing agreement with CyberSAFE to sublicense CyberSAFE software in exchange for royalty payments of 15% of the purchase price for every copy licensed. For the year ended March 31, 1995 and for the period April 1, 1996 through February 19, 1996 FDSI paid no royalties to CyberSAFE.

                          COMBINED PREDECESSOR COMPANIES

  In addition, FDSI has made short-term advances to CyberSAFE. The balance due on these short-term advances, bearing interest at 9% per annum, at March 31, 1995 was $111,877. Included in other income is $41,265 for the year ended March 31, 1995 for management services provided to CyberSAFE. Included in interest income was $7,335 and $16,208 for the year ended March 31, 1995 and for the period April 1, 1995 through February 19, 1996 on the advances, respectively.

  BFR leases its general offices, and certain computer and transportation equipment under operating leases, from a third party, which is owned principally by the former principal Stockholders of BFR. Rental expense under these leases was $175,814, $176,104 and $174,874 for the years ended March 31, 1994 and 1995 and for the period April 1, 1995 through February 19, 1996, respectively.

  Two former stockholders of FDSI each own in excess of 10% of the equity interests in VoiceNet, Inc. ("VoiceNet"), a voicemail service bureau from which FDSI obtained voicemail services. In 1995, consideration paid by FDSI to VoiceNet was approximately $17,500. FDSI paid for services at VoiceNet's advertised rates.

  DASI leases its office space from the Strathmore Realty Trust. The former stockholders of DASI are the sole trustees and beneficiaries of the Strathmore Realty Trust. Rental expense recorded for this office space was $96,831, $97,462 and $92,673 for the years ended March 31, 1994 and 1995 and for the period April 1, 1995 through February 19, 1996, respectively. DASI renegotiated its lease agreement for its office space with Strathmore Realty Trust (an affiliated company) in November 1995. The provisions of the agreement allow for a five year fixed term, with one successive option to extend the term for a period of five years. The annual rental amount is $104,400 triple net, with a variable provision for escalation.

NOTE 10--EMPLOYEE BENEFIT PLANS

  BFR has a salary reduction plan (401(k)) for the benefit of all employees after 30 days of service. The plan is non-contributory and is funded by the amounts used to reduce employee salaries. In addition, BFR has the option to contribute to the plan on the employee's behalf. BFR did not make any contributions to the plan for the years ended March 31, 1994 and 1995 and for the period April 1, 1995 through February 19, 1996.

  BFR previously maintained an Employee Stock Ownership ("ESOP") and Money Purchase Plan (the BFR Plan) which covered substantially all salaried employees. Annual contributions to the ESOP were made at the discretion of BFR's Board of Directors. The BFR Plan required fixed minimum annual contributions of 10% of eligible payroll for the initial year ending March 31, 1995 and 5% of eligible payroll for subsequent years. Employees' scheduled vesting of these benefits occurs over seven years. In April 1995, the BFR Plan incurred a $2,250,000 liability to a bank with respect to the ESOP portion of the BFR Plan, which, together with a $900,000 cash contribution from BFR, enabled the BFR Plan to purchase all of the 300,000 outstanding shares of BFR's Class A common stock for $3,150,000 from BFR's stockholders. The ESOP shares were allocated to participants as contributions were made to the Plan. During the year ended March 31, 1995, BFR made contributions of $900,000 to the BFR Plan. As the debt was repaid, shares were released from collateral and allocated to active employees based upon the proportion of debt service paid in the year. BFR recorded compensation expense equal to the market value of the shares at the release date. On December 7, 1995, the BFR Plan was converted to a profit sharing plan. Contributions to the BFR Plan are made at the discretion of the Company. The Company did not make any contributions to the BFR Plan for the period from December 7, 1995 through February 19, 1996.

  FDSI maintains a discretionary profit-sharing (401(k)) plan which covers all employees who have met minimum age and employment requirements. FDSI made no contributions to this plan for the years ended March 31, 1994 and 1995 and the period April 1, 1995 through February 19, 1996.

                          COMBINED PREDECESSOR COMPANIES

  In September 1992, FDSI adopted a cash bonus profit sharing plan for employees who have completed 1,500 hours of service to FDSI and who are employees of FDSI on the payout date. FDSI recorded $10,000, $24,000 and $30,000 of expense related to this Plan for the years ended March 31, 1994 and 1995 and the period April 1, 1995 through February 19, 1996, respectively.

  DASI maintains an unfunded profit-sharing plan, which includes substantially all full-time employees who have at least one year of continuous service. Contributions to the plan are made at the discretion of the Board of Directors, based upon earnings levels. No contributions have been made for the years ended March 31, 1994 and 1995 or for the period April 1, 1996 through February 19, 1996. DASI previously maintained a pension plan which was terminated in 1988 and no further contributions made.

  In September 1995, Cotelligent's Board of Directors and stockholders approved Cotelligent's 1995 Long-Term Incentive Plan (the "Plan"). The purpose of the Plan is to provide directors, officers, key employees and consultants with additional incentives by increasing their ownership interests in the Company.

  Effective as of September 8, 1995, Cotelligent granted to each of two officers an option to purchase 92,676 shares of common stock at $2.70 per share. Such options vest as follows: 18,536 one day after consummation of an initial public offering of the Company's common stock and thereafter, an additional 18,535 shares on the annual anniversary of such initial vesting until all 92,676 shares have vested. The options are each exercisable for a period of seven years after the effective date of the grant. On May 2, 1996, one officer exercised the option to purchase 18,000 shares of Common Stock.

  On February 14, 1996, Cotelligent granted certain employees options to purchase 196,200 shares of Common Stock at $9.00 per share. Such options vest ratably over four years on the anniversary of the option grant date. The term of each option grant is determined by the Compensation Committee of the Board of Directors. However, the term of any incentive stock option or a stock appreciation right granted in tandem therewith, shall not exceed 10 years from the date of the grant.

NOTE 11--CAPITAL STRUCTURE

  In November 1995, Cotelligent reincorporated in Delaware and increased the number of authorized shares of common stock from 1,000,000 to 100,000,000, authorized the issuance of up to 500,000 shares of preferred stock and exchanged its then outstanding Class A and Class B shares for shares of a single class of new common stock. Additionally, on November 29, 1995, Cotelligent's Board of Directors declared a 2.71-for-one stock dividend to each stockholder of Cotelligent's common stock. The financial statements have been adjusted to reflect the changes resulting from the reincorporation and the stock dividend for all periods presented.

NOTE 12--COMMITMENTS AND CONTINGENCIES

  Employment Agreements

  Effective April 20, 1995, BFR entered into employment agreements with the four shareholders and officers of BFR. The agreements provide for minimum annual compensation of $464,000 in addition to directors compensation, potential salary increases and bonuses. The agreements include noncompete clauses and continue through years ranging between 2001 and 2021, assuming the maintenance of certain ownership percentages. These employment agreements were terminated in connection with the Acquisition by Cotelligent, and three of such officers entered into new employment agreements and one entered into a consulting agreement.

  DASI and its stockholders are parties to a stock purchase agreement which is effective upon the death of a stockholder. The terms of the agreement require DASI to buy $350,000 of DASI's stock held by the deceased stockholder's

                         COMBINED PREDECESSOR COMPANIES
estate and require the surviving stockholder to buy from the stockholder's
estate all of the remaining shares owned by the    stockholder at that time. In
the event of a stockholder's death, the "fair market value" of the outstanding stock of DASI will be equal to 60% of the average gross revenues of DASI for the three most recent years preceding the stockholder's death; however, the value of such stock shall not be less than the proceeds of the life insurance contracts maintained on that stockholder. Since DASI's obligation to purchase common stock from a deceased stockholder's estate will be fully funded by a life insurance policy maintained by DASI, the related common stock has been classified as permanent equity. This agreement was terminated upon the Acquisition of DASI by Cotelligent and certain of the officers.

  Consulting Contract

  BFR entered into a consulting contract with a former employee effective February 19, 1996, whereby the former employee is required to perform management advisory services at the request of BFR. In connection with the contract, BFR recorded a $470,000 charge to selling, general and administration expenses during the period April 1, 1995 through February 19, 1996. Payments under the contract are $ 8,333 per month and continue through December 2000.

  Legal Matters

  The Company is involved in various legal matters in the normal course of business. In the opinion of the Predecessor Companies' management, these matters are not anticipated to have a material adverse effect on the financial position or results of operations or cash flows of the Company.

NOTE 13--SIGNIFICANT CLIENT

  One client accounted for approximately 15% and 11% of the Combined Predecessor Companies' revenues during the fiscal years ending March 31, 1994 and 1995, respectively. During the period April 1, 1995 through February 19, 1996, no individual client accounted for more than 10% of the Combined Predecessor Companies' revenues.

NOTE 14--DISCONTINUED OPERATIONS

  CyberSAFE was previously a separate business division of FDSI, which developed and marketed security system software for a separate group of clients. In December 1993, CyberSAFE was incorporated and became a wholly-owned subsidiary of FDSI. Revenues for this business were approximately $117,000, $861,000 and $84,000 for each of the fiscal years ended March 31, 1993, 1994 and 1995, respectively. Net assets of approximately $446,000 were transferred by FDSI to the subsidiary. Management of FDSI subsequently decided to discontinue this business segment and, accordingly, distributed the stock of this subsidiary to its stockholders in a tax-free reorganization in June 1994.

  Accordingly, the operating results of this business have been presented as discontinued operations, net of applicable income taxes, for all periods presented. The assets and liabilities of CyberSAFE have been presented as "Net assets from discontinued business" on the March 31, 1994 balance sheet. These March 31, 1994 assets consisted of the following.

     Cash.......................................... $    4,660
     Accounts receivable...........................    209,892
     Prepaid expenses and other current assets.....     28,797
     Other assets..................................     39,234
     Capitalized software..........................    497,203
     Property and equipment........................    144,284
     Accounts payable and accrued liabilities......   (164,855)
     Deferred income taxes.........................   (103,300)
     Long-term debt................................   (172,285)
                                                    ----------
            Net.................................... $  483,630
                                                    ==========

  The net assets of CyberSAFE at June 1994, which approximated $103,000, were distributed to its stockholders and this distribution has been reflected appropriately in stockholders' equity.

                        COMBINED PREDECESSOR COMPANIES

NOTE 15--UNAUDITED PRO FORMA INCOME TAX INFORMATION

  The following unaudited pro forma tax information is presented in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109") as if BFR Co., Inc., an S corporation, had been a C corporation subject to federal and state income taxes throughout the periods presented.



                                              FISCAL YEAR
                                             ENDED MARCH 31,     APRIL 1, 1995-
                                        --------------------      FEBRUARY 19,
                                           1994         1995         1996
                                        -----------  ---------  --------------

Income from continuing operations
   before provision for income taxes..  $1,272,833   $ 617,882  $ 2,201,588
Provision for income taxes............    (565,975)   (333,485)  (1,023,100)
                                        ----------   ---------  -----------
Income from continuing operations.....     706,858     284,397    1,178,488
Loss from operations on discontinued
   business (net of applicable
   income taxes)......................    (284,560)   (184,004)          --
                                        ----------   ---------  -----------
Pro forma net income..................  $  422,298   $ 100,393  $ 1,178,488
                                        ==========   =========  ===========

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
 and Stockholders of
 Financial Data Systems, Inc.

  In our opinion, the accompanying consolidated balance sheet, and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Financial Data Systems, Inc. and its subsidiary at March 31, 1995 and 1994, and the results of its operations and cash flows for each of the years ended March 31, 1995 and 1994 and for the period April 1, 1995 through February 19, 1996, in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


Price Waterhouse LLP

Minneapolis, Minnesota
April 20, 1996

                         FINANCIAL DATA SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEET

                                                 MARCH 31,        MARCH 31,
                                                   1994             1995
                                                 -----------     -----------
                    ASSETS
Current assets:
  Cash......................                      $      622     $   86,141
  Accounts receivable, less allowance for
    doubtful accounts of $10,000...............    1,745,896      2,630,189
  Receivable from related party................           --        111,877
  Current portion of note receivable...........           --         58,279
  Deferred income taxes........................       52,000          2,000
  Prepaid expenses and other current assets....       35,575         73,096
  Net assets of discontinued business .........      483,630             --
                                                  ----------     ----------
     Total current assets......................    2,317,723      2,961,582
                                                  ----------     ----------
Property and equipment, net....................      139,474        272,396
Other assets...................................       32,283         70,634
                                                  ----------     ----------
     Total assets..............................   $2,489,480     $3,304,612
                                                  ==========     ==========
      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt, including notes payable to
   related parties of $291,500 and $0,
   respectively................................   $  595,926     $1,533,709
  Accounts payable.............................      162,637         87,958
  Accrued compensation.........................      790,540        795,465
  Income taxes payable.........................           --         26,600
  Other accrued liabilities....................      180,448        154,455
                                                  ----------     ----------
     Total current liabilities.................    1,729,551      2,598,187
                                                  ----------     ----------
Long-term debt.................................      211,787        257,473
Deferred income taxes..........................      106,700         72,000
                                                  ----------     ----------
     Total liabilities.........................    2,048,038      2,927,660
                                                  ----------     ----------
Commitments (Note 7)...........................           --             --
Stockholders' equity:
 Series A preferred stock--no par value;
  100,000 shares authorized, 85,000 shares
  issued and outstanding.......................        8,500          8,500
 Series C preferred stock--no par value;
  500,000 shares authorized, 13,932 and 14,332
  shares issued and outstanding, respectively .       62,838         60,114
 Series A common stock--no par value;
  1,000,000 shares authorized, 9,813 and
  9,713 shares issued and outstanding,
  respectively.................................      106,211        108,935
Retained earnings..............................      263,893        199,403
                                                  ----------     ----------
     Total stockholders' equity................      441,442        376,952
                                                  ----------     ----------
     Total liabilities and stockholders' equity   $2,489,480     $3,304,612
                                                  ==========     ==========

       The accompanying notes are an integral part of these consolidated financial statements.

                         FINANCIAL DATA SYSTEMS, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS


                                        FISCAL YEAR ENDED
                                            MARCH 31,           APRIL 1, 1995 -
                                     ------------------------    FEBRUARY 19,
                                         1994          1995         1996
                                     -------------------------  -----------
Revenues...........................  $11,191,023   $15,807,642  $16,467,743
Cost of services...................    8,235,708    12,265,956   12,153,114
                                     -----------   -----------  -----------
     Gross margin..................    2,955,315     3,541,686    4,314,629
Selling, general and administrative
 expenses..........................    2,419,362     3,119,699    3,166,349
                                     -----------   -----------   ----------
     Operating income..............      535,953       421,987    1,148,280
                                     -----------   -----------   ----------
Other (income) expense:
  Interest expense.................       60,771       117,445      157,991
  Interest income..................      (12,967)      (11,393)     (18,772)
  Other, net.......................        4,208       (29,428)     (12,941)
                                     -----------   -----------   ----------
                                          52,012        76,624      126,278
                                     -----------   -----------   ----------
Income from continuing operations
 before income taxes...............      483,941       345,363    1,022,002
Income taxes.......................      170,000       122,000      364,000
                                     -----------   -----------   ----------
Income from continuing operations..      313,941       223,363      658,002
Loss from operations of discontinued
 business (net of applicable income
 taxes of $159,700 and $80,100,
 respectively) (Note 11)...........     (284,560)     (184,004)          --
                                     -----------   -----------   ----------
Net income.........................  $    29,381   $    39,359   $  658,002
                                     ===========   ===========   ==========


       The accompanying notes are an integral part of these consolidated financial statements.

                           FINANCIAL DATA SYSTEMS, INC.

                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                               PREFERRED STOCK             COMMON STOCK
                                        -----------------------------------------------------      RETAINED           TOTAL
                                            SHARES        AMOUNT       SHARES       AMOUNT         EARNINGS          EQUITY
                                        ---------------------------------------------------------------------------------------
Balance at March 31, 1993..............    100,395     $  60,236       7,350      $ 100,013       $ 234,512        $  394,761
Conversion of preferred stock to
 common stock..........................     (2,143)       (6,198)      2,143          6,198              --                --
Issuance of preferred stock............        500         7,875          --             --              --             7,875
Issuance of preferred stock charged to
 compensation expense..................        500         9,425          --             --              --             9,425
Net income.............................         --            --          --             --          29,381            29,381
                                           -------      --------      ------      ---------       ---------        ----------
Balance at March 31, 1994..............     99,252        71,338       9,493        106,211         263,893           441,442
Conversion of preferred stock to
 common stock..........................       (320)       (2,724)        320          2,724              --                --
Stock distribution of subsidiary.......         --            --          --             --         (103,849)        (103,849)
Net income.............................         --            --          --             --           39,359           39,359
                                           --------     --------       -----      ---------       ----------       ----------
Balance at March 31, 1995..............      98,932       68,614       9,813        108,935          199,403          376,952
Issuance of Preference Stock...........         400       14,000          --             --               --           14,000
Issuance of Common Stock...............          --           --         635         10,000               --           10,000
Redemption of Common Stock.............          --           --        (100)        (2,975)              --           (2,975)
Net Income.............................          --           --          --             --          658,002          658,002
                                           --------     ---------      -----      ---------       ----------      -----------
Balance at February 19, 1996...........      98,332     $  82,614     10,348      $ 115,960        $ 857,405      $ 1,055,979
                                           ========     =========     ======      =========        =========      ===========


       The accompanying notes are an integral part of these consolidated financial statements.

                         FINANCIAL DATA SYSTEMS, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                    FISCAL YEAR ENDED MARCH 31,
                                                                                    --------------------------         APRIL 1,
                                                                                                                    1995-FEBRUARY
                                                                                       1994             1995           19, 1996
                                                                                     ----------      ----------     -------------
Cash flows from operating activities:
  Net income  ...................................................................    $   29,381      $   39,359        $  658,002
  Adjustments to reconcile net income to net cash:
    Depreciation and amortization ...............................................        79,511          82,512            85,664
    Loss on disposal of property and equipment ..................................         4,208             655                --
    Deferred income taxes .......................................................       (88,641)         15,300           (36,208)
    Preferred stock issued and charged to compensation ..........................         9,425              --            14,000
    Change in current assets and liabilities:
      Accounts receivable .......................................................      (606,176)       (959,223)         (374,058)
      Prepaid expenses and other assets .........................................         6,998         (50,194)           74,688
      Accounts payable and accrued liabilities ..................................       577,723         (95,747)           16,465
      Income taxes payable ......................................................            --          26,600           320,308
    Changes in other assets .....................................................            --              --             1,051
                                                                                     ----------      ----------     -------------
        Net cash provided by (used in) operating activities  ....................        12,429        (940,738)          759,912
                                                                                     ----------      ----------     -------------

Cash flows from investing activities:
  Property and equipment expenditures ...........................................       (22,970)        (30,704)        (170,939)
  Investment in Cotelligent .....................................................       (15,000)        (15,000)              --
  Deferred transaction costs ....................................................            --              --          (82,017)
  Repayments from (advances to) related party ...................................            --          83,900          (19,544)
  Advances to Cotelligent .......................................................            --              --         (336,158)
  Change in net assets of discontinued business .................................       (66,924)        184,004               --
                                                                                     ----------      ----------     -------------
        Net cash provided by (used in) investing activities .....................      (104,894)        222,200         (608,658)
                                                                                     ----------      ----------     -------------

Cash flows from financing activities:
  Proceeds from long-term debt ..................................................            --              --                --
  Net borrowings on short-term debt .............................................       130,964         703,113           173,938
  Repayments on long-term debt ..................................................       (51,932)        (48,785)          (43,303)
  Payments under capital lease obligations ......................................       (17,377)        (41,771)          (47,138)
  Borrowings from related parties ...............................................            --         191,500                --
  Payments to related parties ...................................................            --              --          (291,500)
  Proceeds from issuance of preferred stock .....................................         7,875              --                --
  Proceeds from issuance of common stock ........................................            --              --            10,000
  Retirement of preferred stock .................................................            --              --            (2,975)
                                                                                     ----------      ----------     -------------
        Net cash provided by (used in) financing activities .....................        69,530         804,057          (200,978)
                                                                                     ----------      ----------     -------------
Net increase (decrease) in cash .................................................       (22,935)         85,519           (49,724)
Cash at beginning of period .....................................................        23,557             622            86,141
                                                                                     ----------      ----------     -------------
Cash at end of period ...........................................................    $      622      $   86,141       $    36,417
                                                                                     ==========      ==========     =============


 Supplemental disclosures of cash flow information and non cash investing and financing activities are described in Note 2.


  The accompanying notes are an integral part of these consolidated financial statements.

                             FINANCIAL DATA SYSTEMS, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BUSINESS ORGANIZATION

     Financial Data Systems, Inc. ("FDSI" or the "Company"), a Washington corporation, commenced operations in 1982. The Company is a professional services firm that provides computer consulting and contract programming services.

  The Company and its stockholders entered into a definitive agreement with Cotelligent Group, Inc. ("Cotelligent") pursuant to which the Company merged with Cotelligent (the "Acquisition"). All outstanding shares of the Company were exchanged for cash and shares of Cotelligent's common stock concurrent with the consummation of the initial public offering of the common stock of Cotelligent. Cotelligent completed the initial public offering on February 14, 1996, and on February 20, 1996, completed the Acquisition of the Company.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Basis of Presentation

     A previous division of the Company, CyberSAFE, was incorporated and became a wholly-owned subsidiary of the Company in December, 1993. The stock of this subsidiary was subsequently distributed to its stockholders on June 1, 1994 in a tax-free reorganization. The financial results of the operations of this entity have been presented as discontinued operations in the Statement of Operations for all periods presented. See further discussion in Note 11.

     Property and Equipment

     Property and equipment are carried at cost. The cost of maintenance and repairs is charged to expense as incurred. Depreciation, including amortization of capitalized leases, is provided over the estimated useful lives of the respective assets (five to seven years) on a straight line or accelerated basis. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life.

     Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. Receivables arising from services provided to clients are not collateralized and accordingly, the Company performs ongoing credit evaluations of its clients to reduce the risk of loss.

     Revenue Recognition

     Revenue is recognized as services are performed.

     Earnings Per Share

     Historical earnings per share has not been presented because it is not considered to be meaningful as a result of the Acquisitions and the offering as discussed in Note 1.

                          FINANCIAL DATA SYSTEMS, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). The asset and liability approach used in SFAS 109 requires the recognition of deferred tax assets and liabilities for the tax consequences of temporary differences by applying enacted statutory tax rates applicable for future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

Supplemental Disclosures of Cash Flow Information

                                              FOR THE YEAR ENDED      APRIL 1, 1995 -
                                                  MARCH 31,            FEBRUARY 19,
                                        ---------------------------------------------
                                               1994          1995             1996
                                        ---------------------------------------------
Interest paid ....................          $ 74,663      $ 117,795        $ 148,500
Federal income taxes (refunded)
  paid ...........................          $ (4,334)     $      --        $  71,906


    Supplemental schedule of noncash investing and financing activities is as follows.

    During 1995, the Company refinanced debt with a principal balance of $178,986.

    Capital lease obligations of $99,780 and $179,241 were incurred when the Company entered into leases of new equipment in the years ended March 31, 1994 and 1995, respectively.

    In 1995, the Company converted a trade accounts receivable into a note receivable with a principal balance of $74,930.

    The following assets and liabilities were transferred by the Company to CyberSAFE, a wholly-owned subsidiary, in December 1993 in exchange for 10,000,000 shares of $.01 par value common stock.


     Accounts receivable ...................... $ 343,222
     Prepaid expenses .........................    21,927
     Property and equipment, net ..............    81,796
     Other assets .............................    29,892
     Software development costs, net ..........   503,148
     Accounts payable and accrued expenses,
      including $174,191 due to the Company  ..  (310,261)
     Long-term debt and capital lease
      obligations .............................  (120,287)
     Deferred income taxes ....................  (103,300)
                                                ---------
            Net assets ........................ $ 446,137
                                                =========


     On June 1, 1994, the Company distributed the stock of CyberSAFE to its stockholders in a tax-free reorganization. The following is a summary of the assets and liabilities of CyberSAFE as of that date.


     Cash ....................................   $  1,095
     Accounts receivable .....................    141,740
     Prepaid expenses and other current
      assets .................................    107,011
     Property and equipment, net .............    139,617
     Other assets, net .......................     37,926
     Software development costs, net .........    485,827
     Accounts payable and accrued expenses,
       including $240,385 due to the Company ..  (543,936)
     Long-term debt and capital
       lease obligations ......................  (162,131)
     Deferred income taxes ....................  (103,300)
                                                ---------
            Net reduction in retained
              earnings ........................ $ 103,849
                                                =========

                            FINANCIAL DATA SYSTEMS, INC.

NOTE 3--ALLOWANCE FOR DOUBTFUL ACCOUNTS AND NOTES RECEIVABLE


                                         BALANCE AT                                         TRANSFER                  BALANCE
                                         BEGINNING               CHARGED TO                 TO CYBER-                  AT END
                                         OF PERIOD                 EXPENSE                   SAFE                    OF PERIOD
                                         ---------               ----------                -----------              -----------
Year ended March 31, 1994  ...........    $ 5,000                  $10,000                  $      --                 $15,000
                                          =======                  =======                  =========                 =======

Year ended March 31, 1995  ...........    $15,000                  $    --                  $  (5,000)                $10,000
                                          =======                  =======                  =========                 =======



 NOTE 4--PROPERTY AND  EQUIPMENT

     Property and equipment consist of the following.

                                                    MARCH 31,
                                            --------------------------
                                              1994             1995
                                            ---------         --------
Equipment..........................         $233,327          $433,642
Furniture and fixtures.............           37,097            37,808
Leasehold improvements.............           22,476                --
                                            --------          --------
                                             292,900           471,450
Less: Accumulated depreciation and
 amortization......................         (153,426)          (199,054)
                                            --------          ---------
                                            $139,474           $272,396
                                            ========          =========

  Depreciation and amortization expense for the years ended March 31, 1994 and 1995 and for the period April 1, 1995 through February 19, 1996 was $50,929, $76,538 and $85,664, respectively.

  As described in Note 7, the Company leases certain equipment under capital leases.

NOTE 5--CREDIT FACILITIES

 Short-Term Debt

  Short-term debt consists of the following.

                                                                      MARCH 31,
                                                             -------------------------------
                                                               1994                  1995
                                                             ---------            ----------
        Line of credit ...........................            $430,964            $1,134,077
        Equipment line of credit .................                  --                    --
        Current capital lease obligations ........               8,653                55,012
        Current maturities on long-term debt .....              56,309                53,120
        Notes payable to related parties .........             100,000               291,500
                                                             ---------            ----------
                                                              $595,926            $1,533,709
                                                             =========            ==========

     The Company's line of credit agreement with a bank provides for borrowings up to a maximum amount of $1,250,000 based on eligible accounts receivable, at the prime rate (6.25% and 9.00% at March 31, 1994 and 1995, respectively) plus 1.50% per annum. The agreement, which expires June 30, 1996, is secured by accounts receivable, property and

                             FINANCIAL DATA SYSTEMS, INC.

equipment, and personally guaranteed by the Company's principal stockholders. The agreement contains certain financial covenants with which the Company is in compliance as of March 31, 1995.

  In May 1995, the Company established a line of credit with a bank which provides for borrowing of up to $75,000 for the purchase of furniture and fixtures and equipment. The line bears an interest rate of prime plus 2.25% and is secured by the Company's accounts with the bank.

  During 1995, the Company borrowed a total of $191,500 from its principal stockholders. The notes are unsecured, bear interest at 9.25% per annum payable monthly, are due on demand and subordinated to the bank debt. Accrued interest includes $748 of interest on these notes at March 31, 1995. Interest expense included $14,025 related to these notes for the year ended March 31, 1995, and $13,465 for the period April 1, 1995 through February 20, 1996.

  The Company borrowed $100,000 from a stockholder in 1993. The note, which required interest at 9% per annum payable monthly, was paid on September 15, 1995. Accrued interest included $370 at March 31, 1994 and $393 at March 31, 1995 related to this note. Interest expense for the years ended March 31, 1994 and 1995 included $9,000 and $9,000, respectively, related to this note.

 Long-Term Debt

  Long-term debt consists of.


                                                                   MARCH 31,
                                                     -------------------------------------
                                                         1994                    1995
                                                     -------------------------------------
Capital lease obligations......................      $   48,978                $  186,619
Note payable to a  bank; monthly
 payments  of $5,937, including interest
 at the bank's prime rate (9.00% at March 31,
 1995) plus 2.25% per annum; maturing
 March 30, 1998 and secured by the
 Company's assets and the personal guarantee
 of the Company's principal stockholders.......             --                    178,986
Note payable to a bank; monthly payments of
 $6,218, including interest at the bank's
 prime rate (6.25% at March 31, 1994) plus
 2.75% per annum; refinanced in 1995...........         227,771                        --
                                                     ----------                ----------
                                                        276,749                   365,605
Less: Current maturities.......................         (64,962)                 (108,132)
                                                     ----------                ----------
                                                     $  211,787                $  257,473
                                                     ==========                ==========

  Principal maturities on notes payable over the next five years are as follows (see Note 7 for capital lease obligations).



                                                                 YEAR ENDING
                                                                MARCH 31, 1995
                                                                --------------
1996......................................................         $  53,120
1997......................................................            59,413
1998......................................................            66,453
                                                                   ---------
                                                                   $ 178,986
                                                                   =========

                            FINANCIAL DATA SYSTEMS, INC.

NOTE 6--INCOME TAXES

     The provision (benefit) for income taxes is as follows.

                                                           YEAR ENDED MARCH 31,                      APRIL 1-
                                              ----------------------------------------------        FEBRUARY 19,
                                                   1994                           1995                 1996
                                              ----------------              -----------------     ---------------
Continuing operations:
    Current--federal....................          $ 233,100                     $  190,200             $403,010
    Deferred--federal...................            (63,100)                       (68,200)             (39,010)
                                                  ----------                    -----------           ----------
         Total .........................            170,000                        122,000              364,000
Discontinued operations--federal .......           (159,700)                       (80,100)                  --
                                                  ----------                    -----------           ----------
Total provision for income taxes........          $  10,300                     $   41,900             $364,000
                                                  ==========                    ===========           ==========

  Deferred tax assets (liabilities) are comprised of the following.

                                                                            MARCH 31,
                                                             ----------------------------------------
                                                                   1994                    1995
                                                             ------------------       ---------------
        Accrued liabilities  ..........................       $    51,100              $   54,600
        Cash to accrual conversion  ...................          (142,900)               (111,700)
        Depreciation  .................................           (17,600)                (16,500)
        Net operating loss carryforward ...............            48,200                      --
        Other .........................................             6,500                   3,600
                                                             ------------------        --------------
        Total .........................................        $  (54,700)             $  (70,000)
                                                             ==================        ==============

     The Company's effective income tax rate for continuing operations varied from the U.S. federal statutory rate as follows.

                                                                                           APRIL 1-
                                            YEAR ENDED MARCH 31,                           FEBRUARY 19,
                              -------------------------------------------------         ----------------------
                                     1994                            1995                       1996
                              -------------------                --------------         ----------------------
U.S. federal statutory rate.        34.0%                            34.0%                       34.0%
Non-deductible expenses.....          .9                              3.0                         1.4
Other.......................          .2                             (1.7)                        1.1
                              -------------------               ---------------         ----------------------
Effective income tax rate...        35.1%                            35.3%                       36.5%
                              ===================               ===============         ======================

NOTE 7--LEASE COMMITMENTS

  The Company leases business offices under long-term lease agreements. The leases are classified as operating leases and expire between 1997 and 2001. Under such leases, the Company is responsible for all executory costs (insurance, taxes and maintenance) and pro rata common area charges. The Company also leases furniture and equipment under leases classified as capital leases.

  Property and equipment includes the following leased property under capital leases.

                                                            MARCH 31,
                                                    -------------------------
                                                        1994         1995
                                                    -----------   -----------
Equipment  ....................................       $ 57,779     $ 236,042
Less: Accumulated amortization  ...............        (10,867)      (46,957)
                                                    -----------   ------------
                                                      $ 46,912     $ 189,085
                                                    ===========   ============

                            FINANCIAL DATA SYSTEMS, INC.

  The following is a schedule of future minimum lease payments for capital and operating leases (with initial or remaining terms in excess of one year).

                                               YEAR ENDING MARCH 31,
                                             -------------------------
                                              CAPITAL        OPERATING
                                               LEASES         LEASES
                                             ----------  -------------
1997 .................................        $ 79,066       $172,172
1998 .................................          79,066        202,368
1999 .................................          52,626        198,662
2000 .................................          21,357        201,026
2001 .................................              --        179,100
                                        ---------------  -------------
 Total minimum lease payments.........         232,115        953,328
                                                         =============
Less: Amounts representing interest...         (45,496)
                                        ---------------
Present value of net minimum
 lease payments ......................        $186,619
                                        ===============


     Rent expense amounted to $78,549, $108,630 and $188,038 respectively, for the years ended March 31, 1994 and 1995 and for the period April 1, 1995 through February 19, 1996, respectively.

NOTE 8--RELATED PARTY TRANSACTIONS

     Three individuals own 79% of the outstanding Series A preferred stock, and are referred to as the "principal stockholders."


  For the year ended March 31, 1995, the Company recognized a total of $76,192 in revenue for providing computer consulting services to CyberSAFE. At March 31, 1995, $59,720 was due from CyberSAFE for these services and are included in accounts receivable.

  In May 1994, the Company negotiated a perpetual software marketing agreement with CyberSAFE to sublicense CyberSAFE software in exchange for royalty payments of 15% of the purchase price for every copy licensed. For the year ended March 31, 1995, and for the period April 1, 1995 through February 19, 1996, the Company paid no royalties to CyberSAFE.

  In addition, the Company has made short-term advances to CyberSAFE. The balance due on these short-term advances, bearing interest at 9% per annum at March 31, 1995 was $111,877. Included in other income is $41,265 for the year ended March 31, 1995 for management services provided to CyberSAFE . Included in interest income on the advances was $7,335 and $14,213 for the year ended March 31, 1995 and for the period April 1, 1995 through February 19, 1996, respectively.

  Two stockholders of the Company each own in excess of 10% of the equity interests in VoiceNet, Inc. ("VoiceNet"), a voicemail service bureau from which FDSI obtained voicemail services. For the year ended March 31, 1995, consideration paid by FDSI to VoiceNet was approximately $17,500. FDSI paid for services at VoiceNet's advertised rates.

     The Company carries its investment in Cotelligent (see Note 1) at cost. The investment, which totaled $15,000 and $30,000 at March 31, 1994 and 1995, respectively, is included in the "Other assets" in the accompanying Balance Sheet.

NOTE 9--EMPLOYEE BENEFIT PLANS

     The Company maintains a discretionary 401(k) profit-sharing plan which covers all employees who have met minimum age and employment requirements. The Company made no contributions to this plan, for the years ended March 31, 1994 and 1995 and for the period April 1, 1995 through February 19, 1996.

                           FINANCIAL DATA SYSTEMS, INC.

     In September 1992, the Company adopted a cash bonus profit-sharing plan for employees who have completed 1,500 hours of service to the Company. Individuals must be an employee of the Company on the payout date. The Company recorded $10,000, $24,000 and $30,000 of expense related to this plan for the years ended March 31, 1994 and 1995 and the period April 1, 1995 through February 19, 1996, respectively.

NOTE 10--PREFERRED AND COMMON STOCK

     In 1990, the Company's articles of incorporation were amended to allow for new classes of stock. Holders of the Company's previously issued common stock exchanged their shares for newly issued Series A voting preferred stock. Holders of the Company's outstanding and exercisable stock options exchanged their options for newly issued Series C voting preferred stock in conjunction with the termination of the Company's stock option plan.

  Holder of Series C preferred stock are required to convert their shares to Series A common stock (voting) upon the termination of employment with the Company.

  The Company has authorized Series B and D preferred stock and Series B common stock; each series of stock is unissued and has different rights. Series B and D preferred and Series B common stock are nonvoting. The following summarizes the authorized shares for each series of stock:

     Preferred stock:
        Series B, 100,000 shares authorized
        Series D, 150,000 shares authorized

     Common stock:
        Series B, 150,000 shares authorized

NOTE 11--DISCONTINUED OPERATIONS

     As discussed in Note 2, CyberSAFE was previously a separate business division of FDSI, which developed and marketed security system software for a separate group of customers. In December 1993, CyberSAFE was incorporated and became a wholly-owned subsidiary of the Company. Revenues for this business were approximately $861,000 and $84,000 for the fiscal years ended March 31, 1994 and 1995, respectively. Net assets of approximately $446,000 were transferred by FDSI to the subsidiary. Management of FDSI subsequently decided to discontinue this business segment and, accordingly, distributed the net assets to its stockholders in a tax-free reorganization in June 1994.

     Accordingly, the operating results of this business have been presented as discontinued operations, net of applicable income taxes, for all periods presented. The assets and liabilities of CyberSAFE have been presented as "Net assets from discontinued business" on the March 31, 1994 balance sheet. These March 31, 1994 assets consisted of the following:

        Cash .............................   $   4,660
        Accounts receivable ..............     209,892
        Prepaid expenses and other              28,797
         current assets ..................
        Other assets .....................      39,234
        Capitalized software .............     497,203
        Property and equipment ...........     144,284
        Accounts payable and accrued
         liabilities .....................    (164,855)
        Deferred income taxes ............    (103,300)
        Long-term debt ...................    (172,285)
                                           -----------
            Net ..........................   $ 483,630
                                           ===========

                           FINANCIAL DATA SYSTEMS, INC.

     The net assets of CyberSAFE at June 1994, which approximated $103,000, were distributed to its shareholders and this distribution has been reflected appropriately in stockholders' equity.

NOTE 12--SIGNIFICANT CLIENTS

     During the year ended March 31, 1994, two clients accounted for 14% and 11% of revenues, respectively, one client accounted for 26% of revenues for the year ended March 31, 1995, and two clients accounted for 12% and 24% of revenue, respectively, for the period April 1, 1995 through February 19, 1996.

  Additionally, these clients accounted for approximately 22% and 23% of the accounts receivable balance as of March 31, 1994 and 1995, respectively.

                         REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
 and Stockholders of
 BFR Co., Inc.

     In our opinion, the accompanying balance sheet and the related statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of BFR Co., Inc. at March 31, 1995 and 1994, and the results of its operations and cash flows for the years ended March 31, 1995 and 1994 and for the period April 1, 1995 through February 19, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



Price Waterhouse LLP


Minneapolis, Minnesota
April 20, 1996

                                   BFR CO., INC.

                                   BALANCE SHEET

                                            MARCH 31,      MARCH 31,
                                              1994           1995
                                          ------------   ------------
              ASSETS
Current assets:
  Cash and cash equivalents ............    $   210,442    $  466,885
  Accounts receivable ..................      3,388,164     3,263,436
  Prepaid expenses and other
   current assets ......................        167,819        13,411
                                          -------------  ------------
     Total current assets ..............      3,766,425     3,743,732
                                          -------------  ------------
Property and equipment, net ............        184,352       140,818
Other assets ...........................        119,567       138,723
                                          -------------  ------------
     Total assets ......................     $4,070,344    $4,023,273
                                          =============  ============
      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt ......................     $  584,650    $   35,659
  Accounts payable .....................        191,448        71,840
  Accrued payroll liabilities ..........        159,865       836,972
  Deferred revenue .....................             --       168,405
  Deferred income taxes ................        271,000       250,000
  Other accrued liabilities ............        243,764       255,962
                                          -------------  ------------
     Total current liabilities .........      1,450,727     1,618,838
                                          -------------  ------------
Capital lease obligations ..............        176,172       140,189
Commitments (Notes 6 and 9) ............             --            --

Stockholders' equity:
  Common stock, no par value; 1,000,000
   shares of Class A and
   1,000,000 shares of Class B
   authorized, 300,000 and 700,000
   shares, issued and outstanding.......          1,000         1,000
  Retained earnings ....................      2,442,445     2,263,246
                                          -------------  ------------
     Total stockholders' equity ........      2,443,445     2,264,246
                                          -------------  ------------
     Total liabilities and stockholders'
      equity ...........................     $4,070,344    $4,023,273
                                          =============  ============

    The accompanying notes are an integral part of these financial statements.

                                   BFR CO., INC.

                              STATEMENT OF OPERATIONS

                                                                                      APRIL 1, 1995
                                               FISCAL YEAR ENDED MARCH 31,             FEBRUARY 19,
                                             ----------------------------------      ---------------
                                                  1994               1995                 1996
                                             ---------------    ---------------      ---------------
Revenues................................       $14,440,051        $ 15,220,645         $ 15,622,785
Cost of services  ......................        10,813,662          11,239,778           11,494,132
                                              ------------       -------------        -------------
     Gross margin  .....................         3,626,389           3,980,867            4,128,653
Selling, general and  administrative
 expenses...........................             2,832,816           4,173,345            3,589,339
                                              ------------       -------------        -------------
     Operating income (loss)  ..........           793,573            (192,478)             539,314
Other (income) expense:
Interest expense  ......................            53,228              33,109              181,713
Interest income  .......................           (20,770)            (25,388)             (20,694)
Other, net  ............................             3,934                  --                   --
                                              ------------       -------------        -------------
                                                    36,392               7,721              161,019
                                              ------------       -------------        -------------
Income (loss) before provision
 (benefit) for income taxes  ...........           757,181            (200,199)             378,295
Provision (benefit) for income..........
 taxes..................................            76,000             (21,000)           1,080,162
                                              ------------       -------------        -------------
     Net income (loss)  ................      $    681,181       $    (179,199)       $    (701,867)
                                              ============       =============        =============

              The accompanying notes are an integral part of these financial statements.


                                   BFR CO., INC.

                         STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                UNEARNED           TOTAL
                                                                            RETAINED             ESOP          STOCKHOLDERS
                                           COMMON STOCK                     EARNINGS            SHARES            EQUITY
                                 -------------------------------------    -------------      -------------    -------------
                                      SHARES               AMOUNT
                                 -----------------  ------------------
                                 CLASS A   CLASS B  CLASS A    CLASS B
                                 --------  -------  --------   --------
Balance at March 31, 1993........ 300,000  700,000     $300       $700      $ 1,761,264       $        --      $  1,762,264
Net income ......................      --       --       --         --          681,181                --           681,181
                                  -------  -------     ----       ----      -----------       -----------      ------------
Balance at March 31, 1994 ....... 300,000  700,000      300        700        2,442,445                --         2,443,445
Net loss ........................      --       --       --         --         (179,199)               --          (179,199)
                                  -------  -------     ----       ----      -----------       -----------      ------------
Balance at March 31, 1995 ....... 300,000  700,000      300        700        2,263,246                --         2,264,246
Purchase of ESOP shares .........      --       --       --         --               --        (3,150,000)       (3,150,000)
Release of unearned shares
  to ESOP .......................      --       --       --         --               --         1,114,286         1,114,286
Conversion of ESOP to defined
  contribution plan..............      --       --       --         --               --         2,035,714         2,035,714
Dividends........................      --       --       --         --         (138,723)               --          (138,723)
Net loss ........................      --       --       --         --         (701,867)               --          (701,867)
                                  -------  -------     ----       ----      -----------       -----------      ------------
Balance at February 19, 1996..... 300,000  700,000     $300       $700      $ 1,422,656        $        0       $ 1,423,656
                                  -------  -------     ----       ----      -----------       -----------      ------------

                        The accompanying notes are an integral part of these financial statements.

                                 BFR CO., INC.
                            STATEMENT OF CASH FLOWS

                                            FISCAL YEARS ENDED     APRIL 1, 1995 -
                                                 MARCH 31,           FEBRUARY 19,
                                        ------------------------------------------
                                             1994        1995            1996
                                        ------------------------------------------
Cash flows from operating activities:
 Net income (loss) .....................  $ 681,181    $(179,199)        $(701,867)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities:
  Depreciation and amortization ........     44,625       43,534            41,704
  Deferred income taxes, net ...........     76,000      (21,000)          407,651
  Changes in current assets and
   liabilities:
    Accounts receivable ................   (893,938)     124,728           (99,222)
    Prepaid expenses and other current
     assets ............................     (5,327)     154,408           331,860
    Accounts payable and accrued
     expenses ..........................   (260,851)     569,697           356,642
    Income taxes payable ...............         --           --           376,224
    Deferred revenue ...................         --      168,405          (168,405)
  Changes in other assets ..............    (25,463)     (19,156)         (307,298)
                                          ---------     --------         ---------
     Net cash provided by (used in)
       operating activities.............   (383,773)     841,417           237,289
                                          ---------     --------         ---------
Cash flows from investing activities:
 Purchases of property and equipment ...     (8,126)          --          (121,757)
 Net repayments from related
  parties ..............................    127,673           --                --
 Deferred transaction costs.............         --           --          (274,355)
 Investment in Cotelligent .............         --           --           (40,000)
 Advances to Cotelligent................         --           --          (136,000)
                                          ---------     --------         ---------
Net cash flows provided by (used in)
 investing activities...................    119,547           --          (572,112)
                                          ---------     --------         ---------
Cash flows from financing activities:
 Net borrowings (repayments) on
  short-term debt ......................    150,000     (550,000)          300,000
 Payments on capital lease obligations..    (30,927)     (34,974)          (30,244)
                                          ---------     --------         ---------
     Net cash provided by (used in)
      financing activities..............    119,073     (584,974)          269,756
                                          ---------     --------         ---------
Net increase (decrease) in cash and cash
 equivalents............................   (145,153)     256,443           (65,067)
Cash and cash equivalents at beginning
 of period .............................    355,595      210,442           466,885
                                          ---------     --------         ---------
Cash and cash equivalents at end of
 period.................................  $ 210,442    $ 466,885         $ 401,818
                                          =========    =========         =========
Supplemental disclosures of cash flow
 information:
 Interest paid .........................  $  28,784    $  12,495         $ 181,713
 Income taxes paid .....................  $      25    $      25         $ 439,500

   The accompanying notes are an integral part of these financial statements.

                                 BFR CO., INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1--BUSINESS ORGANIZATION

  BFR Co., Inc. ("BFR" or the "Company"), a New Jersey corporation, was incorporated and commenced operations in 1985. The Company is a professional services firm that provides computer consulting and contract programming services.

  The Company and its stockholders entered into a definitive agreement with Cotelligent Group, Inc. ("Cotelligent") pursuant to which the Company merged with Cotelligent (the "Acquisition"). All outstanding shares of the Company were exchanged for cash and shares of Cotelligent's common stock concurrent with the consummation of the initial public offering of the common stock of Cotelligent. Cotelligent completed the initial public offering on February 14, 1996, and on February 20, 1996, completed the Acquisition of the Company.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.
Actual results could differ from those estimates.

 Cash and Cash Equivalents

  The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

 Property and Equipment

  Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the related assets (generally ranging from five to ten years) on an accelerated basis.

 Concentration of Credit Risk

  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. Receivables arising from services provided to clients are not collateralized and accordingly, the Company performs ongoing credit evaluations of its clients to reduce the risk of loss.

 Allowance for Doubtful Accounts

  The Company does not maintain an allowance for doubtful accounts as accounts receivable amounts are deemed fully collectible and historical write-offs have been insignificant.

 Revenue Recognition

  Revenue is recognized as services are performed.

  Deferred revenue at March 31, 1995 represents billings to clients under fixed price contracts that have not been earned by the Company under its revenue recognition policy.

 Earnings Per Share

  Historical earnings per share has not been presented because it is not considered to be meaningful as a result of the Acquisitions and the offering as discussed in Note 1.

                                 BFR CO., INC.

 Income Taxes


  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). The asset and liability approach used in SFAS 109 requires the recognition of deferred tax assets and liabilities for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

  The Company was an S corporation through March 31, 1995 for federal income tax purposes and, accordingly, any federal income tax liabilities through this date are the responsibility of the stockholders. Appropriate provisions were made for these periods for state income taxes. Effective April 1, 1995 the Company terminated its S status and will be taxed as a C Corporation. See further discussion in Note 5, Income Taxes.

NOTE 3--PROPERTY AND EQUIPMENT

  Property and equipment is comprised of the following:

                                                 MARCH 31,
                                        --------------------------
                                           1994            1995
                                        ----------        --------
   Computer equipment  ..............    $292,001         $292,001
   Office equipment  ................     349,476          349,476
   Leasehold improvements  ..........      24,818           24,818
                                        ----------        --------
                                          666,295          666,295
   Less: Accumulated depreciation and
    amortization.....................     481,943          525,477
                                        ----------        --------
                                         $184,352         $140,818
                                        ==========        ========


   Depreciation and amortization for the years ended March 31, 1994 and 1995 and for the period April 1, 1995 through February 19, 1996 was $44,625,
   $43,534 and $41,704, respectively.

   Included in office equipment is approximately $307,000 of gross assets under capital leases as of March 31, 1994.

NOTE 4--CREDIT FACILITIES

 Short-Term Debt

  Short-term debt consists of the following:

                                                 MARCH 31,
                                        --------------------------
                                           1994            1995
                                        ---------         --------
   Line of credit  ...................   $550,000         $     --
   Current portion of capital lease
    obligation  ......................     34,650           35,659
                                        ---------         --------
                                         $584,650         $ 35,659
                                        =========         ========

  The Company's line of credit agreement with a bank provides for borrowings of up to $1,500,000. The line of credit is secured by all of the Company's assets not specifically pledged. The interest rate on this line of credit was 6.75% (prime plus .50 %) and 9% (prime) at March 31, 1994 and 1995, respectively.

                                 BFR CO., INC.

NOTE 5--INCOME TAXES

  The provision (benefit) for income taxes is as follows.



                                              YEAR ENDED MARCH 31,       APRIL 1, 1995-
                                        -----------------------------     FEBRUARY 19,
                                               1994          1995             1996
                                        -----------------------------    --------------
  Current:
     Federal  ......................        $      --      $      --       $  192,879
     State  ........................           76,000        (21,000)         117,968
                                        -------------    -------------    ------------
                                               76,000        (21,000)         310,847
  Deferred:
     Federal  ......................               --             --          847,604
     State  ........................               --             --          (78,289)
                                        -------------    -------------    -----------
                                                   --             --          769,315
                                        -------------    -------------    -----------
                                            $  76,000      $ (21,000)      $1,080,162
                                        =============    =============    ===========

  Deferred tax assets (liabilities) are comprised of the following.

                                                              MARCH 31,
                                                 -----------------------------------
                                                      1994               1995
                                                 --------------        -------------
  Current:
     Cash to accrual  .....................          $      --            $      --
     Accounts receivable  .................           (318,000)            (293,700)
     Accounts payable and accrued
      expenses  ...........................             43,000               24,700
     Unearned revenue  ....................                 --               15,200
     Other.................................              4,000                3,800
                                                 -------------         ------------
        Total  ............................          $(271,000)           $(250,000)
                                                 =============         ============

  The Company's effective income tax rate varied from the statutory tax rate as a result of the following:


                                              YEAR ENDED           APRIL 1, 1995 -
                                               MARCH 31,             FEBRUARY 19,
                                        ----------------------    -----------------
                                            1994       1995             1996
                                        ----------  ----------    -----------------
U.S. Federal statutory rate..........       34.0%      34.0%            34.0%
State statutory rate.................        9.0        9.0              6.9
Officers life insurance and other
 nondeductible expenses..............        1.0        1.5             (6.9)
Conversion to C corporation..........         --         --            244.5
Other................................         --         --            (10.2)
                                        -----------  ---------    ------------------
  Effective tax rate.................       44.0%       44.5%          268.3%
                                        ===========  =========    ==================


    Also, in connection with the conversion from an S corporation (cash basis) to a C corporation (accrual basis), approximately $925,000 of federal and state income taxes is expected to be paid pro rata over the next four years. See Note 11 for Unaudited Pro Forma Income Tax Information.

                                 BFR CO., INC.

NOTE 6--LEASE COMMITMENTS

  The Company leases its general offices, and certain computer and transportation equipment under operating leases from an affiliate, which is under common control. Rental expense under these leases was $175,814, $176,104 and $174,874 for the years ended March 31, 1994 and 1995 and for the period April 1, 1995 through February 19, 1996, respectively.

  Future minimum rental payments under such leases for the years ending March 31 are as follows.


                                           CAPITAL   OPERATING
                                           LEASES     LEASES
                                        ----------------------
   1997  ............................     $ 51,000    $205,000
   1998  ............................       51,000     196,000
   1999  ............................       51,000     196,000
   2000  ............................       51,000     206,000
   2001  ............................       43,000     191,000
                                        ----------    --------
        Total minimum lease payments.      247,000    $994,000
                                                      ========
   Less: Future interest  ...........      (71,152)
                                        ----------
  Present value of net minimum lease
   payments  ........................      175,848
  Less: Current maturities  .........      (35,659)
                                        ----------
                                          $140,189
                                        ==========

NOTE 7--COMMON STOCK

  Effective March 31, 1995, the Company amended its Certificate of Incorporation to provide for two classes of voting common stock (Class A and Class B) with the authority to issue 1,000,000 shares of each class of common stock with no par value. The existing shares outstanding were classified as Class B shares.

  On April 20, 1995 the Company declared and effected a stock split of 3,000 shares of Class A common stock for each share of Class B common stock in the form of a stock dividend. On April 20, 1995, the Company declared and effected a 7,000-for-1 stock split of the Class B common stock. This stock split has been retroactively reflected in the Company's Balance Sheet and Statement of Stockholders' Equity.

  On April 20, 1995, the Employee Stock Ownership Plan and the Money Purchase Plan (the Plan) purchased from the shareholders of the Company all of the 300,000 shares of Class A common stock for $3,150,000. In connection with the transaction, the Plan received a $900,000 cash contribution from the Company and assumed a $2,250,000 liability to a bank. The Company guaranteed this obligation. Approximately 214,000 Class A shares are pledged to the bank, and the loan will be repaid in 84 monthly installments plus interest at the banks prime rate less .10%. See further discussion regarding this Plan in Note 8-- Retirement Plans.

NOTE 8--RETIREMENT PLANS

 401(k)

  The Company has a 401(k) plan for the benefit of all employees after 30 days of service. The plan is non-contributory and is funded by the amounts used to reduce employee salaries. In addition, the Company has the option to contribute to the plan on the employee's behalf. The Company did not make any contributions to the plan for the years ending March 31, 1994 and 1995 and for the period April 1, 1995 through February 19, 1996.

                                 BFR CO., INC.

 Employee Stock Ownership and Money Purchase Plan

  The Company previously maintained an Employee Stock Ownership (ESOP) and Money Purchase Plan (the Plan) which covered substantially all salaried employees. Annual contributions to the ESOP were made at the discretion of the Company's Board of Directors. The Plan required fixed minimum annual contributions of 10% of eligible payroll for the initial year ending March 31, 1995 and 5% of eligible payroll for subsequent years. Employees' scheduled vesting of these benefits occurs over seven years. In April 1995, the Plan incurred a $2,250,000 liability to a bank with respect to the ESOP portion of the Plan, which, together with a $900,000 cash contribution from the Company, enabled the Plan to purchase all of the 300,000 outstanding shares of Class A common stock for $3,150,000 from the stockholders. The ESOP shares were allocated to participants as contributions were made to the Plan. During the year ended March 31, 1995, the Company made contributions of $900,000 to this Plan. As the debt was repaid, shares were released from collateral and allocated to active employees based upon the proportion of debt service paid in the year. The Company recorded compensation expense equal to the market value of the shares at the release date. On December 7, 1995, the Plan was converted to a profit sharing plan. Contributions to the Plan are made at the discretion of the Company. The Company did not make any contributions to the Plan for the period from December 7, 1995 through February 19, 1996.

NOTE 9--COMMITMENTS

 Employment Agreements

  Effective April 20, 1995, the Company entered into employment agreements with the four shareholders and officers of the Company. The agreements provided for minimum annual compensation of $464,000 in addition to directors compensation, potential salary increases and bonuses. The Agreements included non-compete clauses and continued through years ranging between 2001 and 2021, assuming the maintenance of certain ownership percentages. These employment agreements were terminated in connection with the merger with Cotelligent and certain of the officers entered into new employment contracts.

NOTE 10--MAJOR CLIENTS

  During the year ended March 31, 1994, three major clients accounted for approximately 33%, 25% and 13% of revenues, respectively, during 1995 three clients accounted for approximately 34%, 25% and 12% of revenues, respectively, and during the period April 1, 1995 through February 19, 1996 four clients accounted for 27%, 23%, 21% and 15% respectively.

  Additionally, these clients accounted for approximately 28%, 22% and 13% of the accounts receivable balance as of March 31, 1994 and 34%, 24% and 18% of the accounts receivable balance as of March 31, 1995, respectively.

                                 BFR CO., INC.

NOTE 11--UNAUDITED PRO FORMA INCOME TAX INFORMATION

  The following unaudited pro forma income tax information is presented in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109") as if the Company had been a C corporation subject to federal and state income taxes throughout the periods presented.



                                              FISCAL YEAR ENDED      APRIL 1, 1995 -
                                                  MARCH 31,           FEBRUARY 19,
                                           -----------------------------------------
                                               1994        1995           1996
                                           -----------  ----------  ----------------
  Income (loss) before provision
   (benefit) for income taxes  .........      $757,181   $(200,199)         $378,295
  Provision (benefit) for income taxes..       302,872     (80,080)          151,318
                                           -----------  ----------   ---------------
  Pro forma net income (loss)  .........      $454,309   $(120,119)         $226,977
                                           ===========  ===========  ===============


                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
 and Stockholders of
 Data Arts & Sciences, Inc.
 and Data Personnel, Inc.

  In our opinion, the accompanying combined balance sheet and the related combined statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the combined financial position of Data Arts & Sciences, Inc. and Data Personnel, Inc. at March 31, 1995 and 1994, and the results of their operations and cash flows for each of the years ended March 31, 1995 and 1994 and for the period April 1, 1995 through February 19, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the companies' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


Price Waterhouse LLP


Minneapolis, Minnesota
April 20, 1996

                           DATA ARTS & SCIENCES, INC.

                             COMBINED BALANCE SHEET

                                          MARCH 31,    MARCH 31,
                                            1994         1995
                                        -----------  -----------
                 ASSETS
Current assets:
  Accounts receivable, less allowance
   for doubtful accounts of $30,000 ...   $1,431,730  $2,043,211
  Income taxes receivable  ............       26,635          --
  Deferred income taxes  ..............       12,081      12,081
  Prepaid expenses and other current
   assets  ............................       64,794      51,630
                                          ---------  -----------
     Total current assets  ............    1,535,240   2,106,922
                                          ---------  -----------
Property and equipment, net  ..........      112,918      79,531
Deferred income taxes  ................       11,341      12,599
Other assets...........................      137,675     228,166
                                          ---------  -----------
     Total assets  ....................   $1,797,174  $2,427,218
                                          ========== ===========
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt  ....................   $  179,138  $  408,983
  Accounts payable  ...................      247,682     396,747
  Accrued compensation  ...............      323,669     401,116
  Income taxes payable.................           --      55,290
                                          ----------  ----------
     Total current liabilities  .......      750,489   1,262,136
                                          ----------  ----------
Long-term debt, including notes payable
 to related parties of $440,000........      556,259     440,000
                                          ----------  ----------
     Total liabilities ................    1,306,748   1,702,136
                                          ----------  ----------
Commitments and contingencies (Notes 7
 and 9)  ..............................           --          --
Stockholders' equity:
  Common stock--DASI, no par value;
   12,500 shares authorized,
    300 shares issued and outstanding..        2,000       2,000
  Common stock--DPI, no par value;
   10,000 shares authorized,
    2,000 shares issued and outstanding.       2,000       2,000
  Retained earnings  ...................     486,426     721,082
                                          ----------  ----------
     Total stockholders' equity  .......     490,426     725,082
                                          ----------  ----------
     Total liabilities and
      stockholders' equity  ............  $1,797,174  $2,427,218
                                          ==========  ==========


    The accompanying notes are an integral part of these combined financial statements.

                           DATA ARTS & SCIENCES, INC.

                        COMBINED STATEMENT OF OPERATIONS

                                               FISCAL YEAR ENDED       APRIL 1, 1995 -
                                                   MARCH 31,             FEBRUARY 19,
                                           -------------------------   ---------------
                                                1994         1995            1996
                                           -------------  ----------   ---------------
Revenue.................................     $10,065,043  $12,436,865      $14,455,636
Cost of services .......................       7,971,100    9,740,902       11,254,223
                                             -----------  -----------   --------------
  Gross margin  ........................       2,093,943    2,695,963        3,201,413
Selling, general and administrative.....
 expenses  .............................       1,861,838    2,194,932        2,344,165
                                             -----------  -----------   --------------
     Operating income  .................         232,105      501,031          857,248
Other (income) expense:
  Interest expense  ....................          80,013       80,150          109,318
  Other, net............................              --           --          (22,719)
                                             -----------  -----------   --------------
                                                  80,013       80,150           86,599
                                             -----------  -----------   --------------
Income before provision for income
 taxes  ...............................          152,092      420,881          770,649
Provision for income taxes  ...........           71,658      186,225          328,288
                                             -----------  -----------   --------------
Net income  ...........................      $    80,434  $   234,656      $   442,361
                                             ===========  ===========   ==============


    The accompanying notes are an integral part of these combined financial statements.

                           DATA ARTS & SCIENCES, INC.

                   COMBINED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                    TOTAL
                              COMMON STOCK      COMMON STOCK       RETAINED       STOCKHOLDERS
                                  DASI               DPI           EARNINGS          EQUITY
                            ----------------   ---------------    ----------      -------------
                            SHARES    AMOUNT   SHARES   AMOUNT
                            ----------------   ---------------
Balance at March 31, 1993.     300    $2,000   2,000   $ 2,000    $  405,992      $  409,992
Net income  ..............      --        --      --        --        80,434          80,434
                            ------    ------   -----   -------    ----------      ----------
Balance at March 31, 1994.     300     2,000   2,000     2,000       486,426         490,426
Net income  ..............      --        --      --        --       234,656         234,656
                            ------    ------   -----   -------    ----------      ----------
Balance at March 31, 1995.     300     2,000   2,000     2,000       721,082         725,082
Dividends ................      --        --      --        --       (20,745)        (20,745)
Redemption................      --        --  (2,000)   (2,000)           --          (2,000)
Contributed Capital........     --     2,000      --        --            --           2,000
Net Income  ...............     --        --      --        --       442,361         442,361
                            ------    ------   -----   -------    ----------      ----------
Balance at February 19,
 1996  ....................    300    $4,000       0   $     0    $1,142,698      $1,146,698
                            ======    ======   =====   =======    ==========      ==========

    The accompanying notes are an integral part of these combined financial statements.

                           DATA ARTS & SCIENCES, INC.

                        COMBINED STATEMENT OF CASH FLOWS

                                               FISCAL YEAR ENDED        APRIL 1, 1995-
                                                  MARCH 31,              FEBRUARY 19,
                                           -----------------------        -------------
                                              1994         1995               1996
                                           -----------------------        -------------
Cash flows from operating activities:
 Net income  ...........................     $  80,434    $ 234,656       $ 442,361
 Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
  Depreciation  ........................        38,909      43,289           28,943
  Gain on disposal of equipment  .......            --          --          (22,719)
  Deferred income taxes, net  ..........       (35,555)     (1,258)         (21,480)
  Changes in current assets and
   liabilities:
    Accounts receivable  ...............        50,713    (611,481)        (463,964)
    Prepaid expenses and other current
     assets  ...........................       (44,324)     13,164          (15,418)
    Accounts payable and accrued
     expenses  .........................        35,724     226,512          (64,564)
    Income taxes payable  ..............       (81,602)     81,925           30,517
  Changes in other assets  .............            --     (50,000)              --
                                              --------    --------         --------
     Net cash provided by (used in)
      operating activities..............        44,299     (63,193)         (86,324)
                                              --------    --------         --------
Cash flows from investing activities:
 Purchases of property and equipment ...       (66,916)     (9,902)         (40,600)
 Proceeds from sale of equipment........            --          --           11,000
 Deferred transaction costs.............            --          --          (25,119)
 Investment in Cotelligent  ............            --     (25,000)              --
 Advances to Cotelligent  ..............            --          --          (73,000)
 Investment in cash surrender value of
  life insurance .......................       (16,146)    (15,491)         (22,325)
                                              --------    --------         --------
     Net cash used in investing
      activities  ......................       (83,062)    (50,393)        (150,044)
                                              --------    --------         --------
Cash flows from financing activities:
 Net borrowings (payments) on
  short-term debt.......................       (82,000)    230,000          242,356
 Payments on long-term debt  ...........        (9,268)   (116,414)          (5,988)
 Payments on loan from related parties..       (25,000)         --               --
                                              --------    --------         --------
     Net cash provided by (used in)
      financing activities ..............      (116,268)    113,586          236,368
                                               --------    --------         --------
Net decrease in cash and cash
 equivalents  ...........................      (155,031)         --               --
Cash and cash equivalents at beginning
 of period  .............................       155,031          --               --
                                               --------    --------         --------
Cash and cash equivalents at end of
 period  ................................      $     --    $     --         $     --
                                               ========    ========         ========
Supplemental disclosures of cash flow
 information:
 Interest paid..........................     $  80,013    $  80,150         $ 109,318
 Income taxes paid  ....................     $ 188,815    $ 105,558         $ 254,402


    The accompanying notes are an integral part of these combined financial statements.

                           DATA ARTS & SCIENCES, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS

NOTE 1--BUSINESS ORGANIZATION

  Data Arts & Sciences, Inc. ("DASI" or the "Company"), a Massachusetts corporation, commenced operations in 1975. The Company is a professional services firm that provides computer consulting and contract programming services.

  The Company and its stockholders entered into a definitive agreement with Cotelligent Group, Inc. ("Cotelligent") pursuant to which the Company merged with Cotelligent (the "Acquisition"). All outstanding shares of the Company were exchanged for cash and shares of Cotelligent's common stock concurrent with the consummation of an initial public offering of the common stock of Cotelligent. Cotelligent completed the initial public offering on February 14, 1996, and on February 20, 1996, completed the Acquisition of the Company.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.
Actual results could differ from those estimates.

 Basis of Combination

  The accompanying financial statements include the accounts of Data Personnel, Inc. ("DPI") which is owned and controlled by the stockholders of Data Arts & Sciences, Inc. and which will also be included in the Acquisition by Cotelligent. Accordingly, these entities have been combined and presented in the accompanying financial statements. All intercompany balances and transactions have been eliminated. On December 27, 1995, DPI was merged with DASI.

 Cash and Cash Equivalents

  The Company considers all highly liquid debt investments purchased with an original maturity of three months or less to be cash equivalents. No such investments were held at March 31, 1995 or 1994.

 Property and Equipment

  Property and equipment are recorded at cost. Maintenance and repair costs are expensed as incurred. Depreciation of property and equipment is calculated using the double declining balance method over the estimated useful lives of the respective assets (generally over 5 years).

 Concentration of Credit Risk

  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. Receivables arising from services provided to clients are not collateralized and accordingly, the Company performs ongoing credit evaluations of its clients to reduce the risk of loss.

                           DATA ARTS & SCIENCES, INC.

Revenue Recognition

     Revenue is recognized as services are performed.

Earnings Per Share

     Historical earnings per share has not been presented because it is not considered to be meaningful as a result of the Acquisitions and the offering as discussed in Note 1.

Revenue Recognition

     Revenue is recognized as services are performed.

Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). The asset and liability approach used in SFAS 109 requires the recognition of deferred tax assets and liabilities for the tax consequences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

NOTE 3-ALLOWANCE FOR DOUBTFUL ACCOUNTS AND NOTES RECEIVABLE:

     The activity in the allowance for doubtful accounts and notes receivable is as follows.

                               BALANCE                              BALANCE
                                  AT                                AT END
                              BEGINNING    CHARGED TO                 OF
                              OF PERIOD      EXPENSE   WRITE-OFFS   PERIOD
                              ---------    ----------  ----------   ------

Year ended
 March 31, 1994........        $30,000      $      -    $      -    $30,000
                               =======      ========    ========    =======
Year ended
 March 31, 1995........        $30,000      $ 21,368    $(21,368)   $30,000
                               =======      ========    ========    =======



NOTE 4-PROPERTY AND EQUIPMENT

     Property and equipment consists of the following.

                                                    MARCH 31,
                                               --------------------
                                                 1994        1995
                                               --------    --------
Equipment...................................   $187,016    $195,891
Furniture and fixtures......................     80,301      81,328
Automobiles.................................     64,150      64,150
Leasehold improvements......................     11,721      11,721
                                               --------    --------
                                                343,188     353,090
Less: Accumulated depreciation..............    230,270     273,559
                                               --------    --------
                                               $112,918    $ 79,531
                                               ========    ========

     Depreciation expense for the years ended March 31, 1994 and 1995 and for the period April 1, 1995 through February 19, 1996 was $38,909, $43,289 and $28,943, respectively.

                           DATA ARTS & SCIENCES, INC.

NOTE 5-CREDIT FACILITIES

   Short-Term Debt

     Short-term debt consists of the following.

                                                                  MARCH 31,
                                                              ------------------
                                                                1994      1995
                                                              --------  --------
Revolving line of credit....................................  $168,000  $398,000
Current maturities on long-term debt........................    11,138    10,983
                                                              --------  --------
                                                              $179,138  $408,983
                                                              ========  ========

     The Company's line of credit agreement with a bank expires May 31, 1996. Borrowings under the line are limited to the lesser of $1,300,000 or 70% of the Company's eligible accounts receivable, as defined in the line of credit agreement, and are secured by all assets of the Company, as well as the personal guarantees of the Company's stockholders. Borrowings bear interest at the rate of 1.25% above the bank's base lending rate (8.754% at March 31, 1995), payable monthly in arrears. Prior to January 31, 1995, borrowings under the line of credit bore interest at the rate of 2% above the bank's base lending rate (6.25% at March 31, 1994). Additionally, a fee of .50% per annum is payable quarterly on the unused portion of the line of credit.

     The line of credit agreement contains certain restrictive covenants, including a limitation on incurrence of additional debt (unless subordinated to the line of credit), restrictions on the amount of distributions which can be made to the Company's stockholders, as well as the maintenance of certain financial ratios and net worth requirements. The Company is currently in compliance with such covenants.

   Long-Term Debt

      Long-term debt consists of the following.


                                                                  MARCH 31,
                                                              ------------------
                                                                1994      1995
                                                              --------  --------
Loans from officers and stockholders........................  $440,000  $440,000
Autombile loan..............................................    22,121    10,983
Loan against cash surrender value of life insurance
 policies...................................................   105,276         -
                                                              --------  --------
                                                               567,397   450,983
Less: Current portion.......................................    11,138    10,983
                                                              --------  --------
                                                              $556,259  $440,000
                                                              ========  ========

   Loans from Officers

     The Company has various loans payable to the officers and stockholders of DASI. A total of $440,000 is outstanding at March 31, 1995 and 1994, $220,000 to each stockholder. All of the loans bear interest at the rate of 10%, and interest only is payable monthly until the maturity date, at which time all of the principal is due. The loans contain no financial or restrictive covenants and have the following maturity dates:

      Due October 25, 1996...................  $ 100,000
      Due December 25, 1997..................    140,000
      Due October 25, 2006...................    200,000
                                               ---------
                                               $ 440,000
                                               =========

                            DATA ARTS & SCIENCES, INC.

     The $200,000 loan due October 25, 2006 is subordinated to repayment of the Company's revolving line of credit.

     Additionally, the Company had borrowed $50,000 from one stockholder on January 22, 1992 and again on March 10, 1993 under similar arrangements. All of these loans were repaid during fiscal years 1993 and 1994.

   Automobile Loan

     The Company purchased an automobile in fiscal year 1992 for $4,000 in cash and a loan of $42,005. The loan bore interest at the rate of 9.75% and required monthly principal and interest payments of $1,060 through maturity in March 1996. The loan was secured by the automobile. The loan and the automobile were transferred to a stockholder of the Company in September 1995.

   Loan on Officers' Life Insurance Policies

     In fiscal year 1992, the Company had borrowed approximately $105,000 against the cash surrender value of its officers' life insurance policies. These loans bore interest rates which adjusted based on the Moody's Corporate Bond Index. The loans were repaid in August 1994.

     Total maturities of long-term debt are as follows.

                               YEAR ENDING
                                 MARCH 31,
                               ------------
        1997..................   $ 10,983
        1998..................    100,000
        1999..................    140,000
        2000..................          -
        2001..................          -
        Thereafter............    200,000
                                 --------
                                  450,983
        Less: Current
         portion..............     10,983
                                 --------
        Total long term debt..   $440,000
                                 ========

NOTE 6-INCOME TAXES

     The provision (benefit) for income taxes is as follows.

                                             YEAR ENDED         APRIL 1, 1995
                                              MARCH 31,          FEBRUARY 19,
                                     -------------------------  --------------
                                        1994            1995            1996
                                     ---------        --------       ---------
Current:
   Federal........................   $  81,921        $143,255       $259,207
   State..........................      25,292          44,229         77,555
                                     ---------        --------       --------
                                       107,213         187,484        336,762
                                     ---------        --------       ---------
Deferred:
   Federal........................     (30,019)         (1,063)        (6,551)
   State..........................      (5,536)           (196)        (1,778)
                                     ---------        --------       --------
                                       (35,555)         (1,259)        (8,329)
                                     ---------        --------       --------
Provisions for income taxes.......    $ 71,658        $186,225       $328,433
                                     =========        ========       ========

                            DATA ARTS & SCIENCES, INC.

     Deferred tax assets are comprised of the following.

                                                         MARCH 31,
                                                   ----------------------
                                                      1994        1995
                                                   ----------  ----------
Accounts receivable reserves....................    $ 12,081     $12,081
Accumulated depreciation........................      11,341      12,599
                                                    --------     -------
   Total deferred tax assets....................    $ 23,422     $24,680
                                                    ========     =======

     The Company's effective income tax rate varied from the U.S. federal statutory rate as follows.

                                             YEAR ENDED         APRIL 1, 1995
                                              MARCH 31,          FEBRUARY 19,
                                     -------------------------  --------------
                                        1994            1995            1996
                                     ---------        --------       ---------
U.S. federal statutory rate.......      34.0%           34.0%           34.0%
State income taxes, net of federal
 income tax benefit...............       7.3             6.8             6.5
Officers' life insurance and
 nondeductible meals and
 entertainment expenses...........       5.2             3.1             1.1
Other.............................       0.6             0.3             1.0
                                        ----            ----            ----
Effective tax rate................      47.1%           44.2%           42.6%
                                        ====            ====            ====

NOTE 7-LEASE COMMITMENTS

     The Company leases certain automobiles under noncancelable operating leases that expire at various dates through fiscal year 1998. Future minimum lease payments are as follows.


                               YEAR ENDING
                                 MARCH 31,
                               ------------
        1997..................    $17,766
        1998..................      4,584
        1999..................      2,292
                                  -------
                                  $24,642
                                  =======

     The Company also leases its office space from a related party trust (see
Note 8). Rental payments on this office space are based upon the principal and interest payments required under the trust's mortgage loans and the operating expenses of the facility. The lease agreement was renegotiated in November of 1995. The provisions of the agreement allow for a five year fixed term, with one successive option to extend the term for a period of five years. The annual rental amount is $104,400, triple net, with a variable provision for escalation.

     Total rent and lease expense recorded by the Company in fiscal years 1994 and 1995 and for the period April 1, 1995 through February 19, 1996 was $112,864, $114,136 and $96,284, respectively.

NOTE 8-RELATED PARTY TRANSACTIONS

     As described in Note 7, the Company leases its office space from the Strathmore Realty Trust. The stockholders of DASI are the sole trustees and beneficiaries of the Strathmore Realty Trust. Rental expense recorded for this office space was $96,831, $97,462 and $92,700 for the years ended March 31, 1994 and 1995 and for the period April 1, 1995 through February 19, 1996, respectively.

     As described in Note 5, the Company has loans outstanding to its stockholders totaling $440,000 at March 31, 1994 and 1995.

                              DATA ARTS & SCIENCES, INC.

     Pursuant to the definitive agreement referenced in Note 1, the Company invested $5,000 and $25,000 during fiscal 1994 and 1995, respectively, in Cotelligent's common stock. The investment is recorded at cost and included in "Other assets" in the accompanying Combined Balance Sheet.

NOTE 9-COMMITMENTS AND CONTINGENCIES

     The Company is involved in various legal matters in the normal course of business. As of March 31, 1995, as a result of a pending legal matter involving a former employee of the Company, a court order required the Company to set aside $50,000 in a restricted cash account, which is included in "Other assets". The former employee claims that his relationship with the Company entitled him to share in the profits of one of the divisions of the Company, and has asserted damages of $200,000.

     In the opinion of management, the resolution of the above matters will not have a material adverse effect on the financial position or results of operations or cash flows of the Company.

NOTE 10-EMPLOYEE BENEFIT PLANS

     The Company maintains an unfunded profit sharing plan which includes substantially all full-time employees who have at least one year of continuous service. Contributions to the plan are made at the discretion of the Board of Directors, based on earning levels. No contributions have been made for the years ended March 31, 1994, 1995 or for the period April 1, 1995 through February 19, 1996. The Company previously maintained a pension plan for certain of its employees. This plan was terminated in 1988 and no further contributions have been made.

NOTE 11-STOCK PURCHASE AGREEMENT

     The Company and its stockholders were parties to a stock purchase agreement which was effective upon the death of a stockholder. The terms of the agreement required the Company to buy $350,000 of the Company's stock held by the deceased stockholder's estate and required the surviving stockholder to buy from the stockholder's estate all of the remaining shares owned by the stockholder at that time. In the event of a stockholder's death, the "fair market value" of the outstanding stock of the Company was to be equal to 60% of the average gross sales of the Company for the three most recent years preceding the stockholder's death; however, the value of such stock shall not be less than the proceeds of the life insurance contracts maintained on that stockholder. Since the Company's obligation to purchase common stock from a deceased stockholders' estate will be fully funded by a life insurance policy maintained by the Company, the related common stock has been classified as permanent equity. This agreement was terminated upon the Acquisition by Cotelligent (see Note 1).

NOTE 12-SIGNIFICANT CLIENTS

     Two clients each accounted for approximately 10% and 14% of revenues in 1994 and 1995. In addition, these clients accounted for approximately 26% and 19% of the accounts receivable balance at March 31, 1994 and 1995, respectively. During the period April 1, 1995 through February 19, 1996 these two clients accounted for approximately 16% and 10% of revenue, respectively.

NOTE 13-OTHER ASSETS

     Included in "Other assets" on the accompanying Combined Balance Sheet is the cash surrender value of certain life insurance policies held by the Company on its officers. This cash surrender value totaled $132,675 and $148,166 at March 31, 1994 and 1995, respectively. Increases in cash surrender value are recorded as a reduction of annual insurance premium expense.

                         REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
 and Stockholders of
 Chamberlain Associates, Inc.

     In our opinion, the accompanying balance sheet and the related statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Chamberlain Associates, Inc. at March 31, 1995 and 1994, and the results of its operations and cash flows for the years ended March 31, 1995 and 1994 and for the period April 1, 1995 through February 19, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

Minneapolis, Minnesota
April 20, 1996

                           CHAMBERLAIN ASSOCIATES, INC.

                                   BALANCE SHEET

                                                    MARCH 31,      MARCH 31,
                                                      1994           1995
                                                   ----------    -----------
                     ASSETS
Current assets:
  Cash and cash equivalents.....................   $   15,446    $   46,118
  Accounts receivable...........................      520,755     1,265,176
                                                   ----------    ----------
     Total current assets.......................      536,201     1,311,294
Property and equipment, net.....................       39,214        32,535
Other assets....................................       20,049        10,250
                                                   ----------    ----------
     Total assets...............................   $  595,464    $1,354,079
                                                   ==========    ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt, including notes payable to
   related parties of $0 and $100,000,
    respectively................................   $        -    $  385,000
  Accounts payable, including overdraft of
   $89,278 in 1994..............................      126,473        99,862
  Accrued compensation..........................       85,196       238,092
  Other accrued liabilities.....................       26,664        21,492
  Deferred income taxes.........................       98,147       203,487
                                                   ----------    ----------
      Total current liabilities.................      336,480       947,933
                                                   ----------    ----------
Commitments (Note 6)............................            -             -

Stockholders' equity:
  Common stock, $1.00 par value; 10,000 shares
   authorized; 780 shares outstanding...........          780           780
  Additional paid-in capital....................       24,500        24,500
  Retained earnings.............................      233,704       380,866
                                                   ----------    ----------
      Total stockholders' equity................      258,984       406,146
                                                   ----------    ----------
      Total liabilities and stockholders'
       equity...................................     $595,464    $1,354,079
                                                   ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                           CHAMBERLAIN ASSOCIATES, INC.

                              STATEMENT OF OPERATIONS

                                                                APRIL 1, 1995
                                       YEAR ENDED MARCH 31,      FEBRUARY 19,
                                     -------------------------  --------------
                                        1994           1995          1996
                                     ----------     ----------    ----------
Revenues..........................   $3,738,117     $6,563,487    $9,199,763
Cost of services..................    2,920,184      5,241,584     7,460,097
                                     ----------     ----------    ----------
    Gross margin..................      817,933      1,321,903     1,739,666
Selling, general and
 administrative expenses..........      773,799      1,054,474     1,273,862
                                     ----------     ----------    ----------
    Operating income..............       44,134        267,429       465,804
Other (income) expense:
  Interest expense................          351         15,804        13,999
  Interest income.................       (1,989)          (439)       (2,062)
  Other, net......................       (1,181)          (438)         (515)
                                     ----------     ----------    ----------
                                         (2,819)        14,927        11,422
                                     ----------     ----------    ----------
Income before provision for
 income taxes.....................       46,953        252,502       454,382
Provision for income taxes........       21,445        105,340       179,494
                                     ----------     ----------    ----------
    Net income....................   $   25,508     $  147,162    $  274,888
                                     ==========     ==========    ==========

    The accompanying notes are an integral part of these consolidated financial statements.

                           CHAMBERLAIN ASSOCIATES, INC.

                         STATEMENT OF STOCKHOLDERS' EQUITY

                                            ADDITIONAL               TOTAL
                                              PAID IN   RETAINED  STOCKHOLDERS'
                          COMMON STOCK        CAPITAL   EARNINGS     EQUITY
                     ---------------------  ----------  --------  -------------
                        SHARES      AMOUNT
                     -----------   -------
Balance at
 March 31, 1993....      780         $780     $24,500   $208,196    $233,476
Net income.........        -            -           -     25,508      25,508
                         ---         ----     -------   --------    --------
Balance at
 March 31, 1994....      780          780      24,500    233,704     258,984
Net income.........        -            -           -    147,162     147,162
                         ---         ----     -------   --------    --------
Balance at
 March 31, 1995....      780          780      24,500    380,866     406,146
Net income.........        -            -           -    274,888     274,888
                         ---         ----     -------   --------    --------
Balance at
 February 19, 1996.      780         $780     $24,500   $655,754    $681,034
                         ===         ====     =======   ========    ========

   The accompanying notes are an integral part of these financial statements.

                           CHAMBERLAIN ASSOCIATES, INC.

                              STATEMENT OF CASH FLOWS

                                                                FISCAL YEARS ENDED       APRIL 1, 1995
                                                                     MARCH 31,            FEBRUARY 19,
                                                              -------------------------  --------------
                                                                 1994           1995          1996
                                                              ----------     ----------    ----------
Cash flows from operating activities:
  Net income................................................  $  25,508      $ 147,162      $ 274,888
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation............................................     14,596         17,035         13,867
    Loss (gain) on disposal of property and
     equipment..............................................     (2,032)             -              -
    Deferred income taxes, net..............................     87,647        220,520        156,238
    Changes in current assets and liabilities:
      Accounts receivable...................................   (236,031)      (744,421)      (263,213)
      Income tax payable....................................    (66,202)      (115,180)        23,256
      Accounts payable and accrued liabilities..............    111,835        121,113        259,548
    Changes in other assets.................................          -         (5,190)       (27,486)
                                                              ---------      ---------      ---------
        Net cash provided by (used in) operating activities.    (64,679)      (358,961)       437,098
                                                              ---------      ---------      ---------
Cash flows from investing activities:
  Purchases of property and equipment.......................    (15,802)       (10,356)       (32,530)
  Deferred transaction costs................................          -              -        (25,660)
  Proceeds from sale of investments.........................          -         14,989              -
  Advances to Cotelligent...................................          -              -        (52,800)
                                                              ---------      ---------      ---------
        Net cash used in investing activities...............    (15,802)         4,633       (110,990)
                                                              ---------      ---------      ---------
Cash flows from financing activities:
  Net borrowings (repayments) on short-term debt............          -        235,000              -
  Repayments on long-term debt..............................          -              -       (235,000)
  Borrowings from related parties...........................          -        150,000        (50,000)
                                                              ---------      ---------      ---------
        Net cash provided by (used in) financing
         activities.........................................          -        385,000       (285,000)
                                                              ---------      ---------      ---------
Net increase (decrease) in cash and cash equivalents........    (80,481)        30,672         41,108
Cash and cash equivalents at beginning of period............     95,927         15,446         46,118
                                                              ---------      ---------      ---------
Cash and cash equivalents at end of period..................  $  15,446      $  46,118      $  87,226
                                                              =========      =========      =========
Supplemental disclosures of cash flow information:
  Interest paid.............................................  $     351      $  15,804      $  13,465

    The accompanying notes are an integral part of these financial statements.

                         CHAMBERLAIN ASSOCIATES, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1-BUSINESS ORGANIZATION

     Chamberlain Associates, Inc. ("CAI" or the "Company"), a California corporation, was incorporated and commenced operations in 1980. The Company is a professional services firm that provides computer consulting and contract programming services.

     The Company and its stockholders entered into a definitive agreement with Cotelligent Group, Inc. ("Cotelligent") pursuant to which the Company merged with Cotelligent (the "Acquisition"). All outstanding shares of the Company were exchanged for cash and shares of Cotelligent's common stock concurrent with the consummation of the initial public offering of the common stock of Cotelligent. Cotelligent completed the initial public offering on February 14, 1996, and on February 20, 1996, completed the Acquisition of the Company.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

  Property and Equipment

     Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the respective assets (5 years for office equipment and 7 years for furniture and equipment) on a straight-line basis.

  Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. Receivables arising from services provided to clients are not collateralized and accordingly, the Company performs ongoing credit evaluations of its clients to reduce the risk of loss.

  Allowance for Doubtful Accounts

     The Company does not maintain an allowance for doubtful accounts as accounts receivable amounts are deemed fully collectible and historical write-offs have been insignificant.

  Revenue Recognition

     Revenue is recognized as services are performed.

  Earnings Per Share

     Historical earnings per share has not been presented because it is not considered to be meaningful as a result of the Acquisitions and the offering as discussed in Note 1.

                         CHAMBERLAIN ASSOCIATES, INC.

  Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). The asset and liability approach used in SFAS 109 requires the recognition of deferred tax assets and liabilities for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

NOTE 3-PROPERTY AND EQUIPMENT

     The property and equipment is comprised of the following.

                                                         MARCH 31,
                                                 -----------------------
                                                    1994         1995
                                                 ----------   ----------
Furniture and fixtures.........................   $ 30,033     $ 32,298
Office equipment...............................     76,212       77,259
                                                  --------     --------
                                                   106,245      109,557
Less: Accumulated depreciation.................    (67,031)     (77,022)
                                                  --------     --------
                                                  $ 39,214     $ 32,535
                                                  ========     ========

     Depreciation expense for the years ended March 31, 1994 and 1995 and for the period April 1, 1995 through February 19, 1996 was $14,596, $17,035 and $13,867, respectively.

NOTE 4-CREDIT FACILITIES

  Short-Term Debt

     Short-term debt consists of the following.

                                                         MARCH 31,
                                                 -----------------------
                                                    1994         1995
                                                 ----------   ----------
Line of credit.................................   $      -     $235,000
Notes payable to related party.................          -      150,000
                                                  --------     --------
                                                  $      -     $385,000
                                                  ========     ========

     The Company's line of credit agreement with a bank provides for borrowings of up to $300,000 at a rate of 2% plus prime and is guaranteed by the President and Vice President of the Company. The interest rate was 11% at March 31, 1995. The line of credit was renewed on September 15, 1995 with the same provisions.

     Notes payable is comprised of a $100,000 and $50,000 note to the Company's President (also a stockholder) and his son, respectively. These notes, which mature on December 31, 1995, bear an interest rate of 2% plus prime, which was 11% at March 31, 1995.

                         CHAMBERLAIN ASSOCIATES, INC.

NOTE 5-INCOME TAXES

     The provision (benefit) for income taxes is as follows.

                                                                   APRIL 1,
                                       YEAR ENDED MARCH 31,      1995-FEB. 19,
                                     -------------------------  --------------
                                        1994            1995            1996
                                     ---------        --------       ---------
Current:
   Federal........................    $     -         $      -       $    799
   State..........................          -                -         40,720
                                      -------         --------       --------
                                            -                -         41,519
Deferred:
   Federal........................     16,586           81,472        137,439
   State..........................      4,859           23,868            536
                                      -------         --------       --------
                                       21,445          105,340        137,975
                                      -------         --------       --------
      Total provision (benefit)
       for income taxes...........    $21,445         $105,340       $179,494
                                      =======         ========       ========

     Deferred tax assets (liabilities) are comprised of the following.

                                                     MARCH 31,
                                               ---------------------
                                                  1994        1995
                                               ---------   ---------
Current:
  Accounts receivable........................  $(213,744)  $(519,291)
  Accounts payable...........................     16,088      40,988
  Accrued compensation.......................     34,969      97,725
  Other current liabilities..................     10,944       8,821
  Net operating loss carryforward............     52,659     167,839
  Other......................................        937         431
                                               ---------   ---------
    Total....................................  $ (98,147)  $(203,487)
                                               =========   =========

     The Company's effective income tax rate varied from the U.S. federal statutory rate as follows.

                                            YEAR ENDED             APRIL 1,
                                             MARCH 31,           1995-FEB. 19,
                                     -------------------------  --------------
                                        1994            1995            1996
                                     ---------        --------       ---------
U.S. federal statutory rate.......     34.0%            34.0%          34.0%
State income taxes, net of
 federal income tax benefit.......      6.8              6.2            6.0
Nondeductible expenses............      4.9              1.5             .3
Rate differentials................        -                -             .9
                                       ----             ----           ----
Effective tax rate................     45.7%            41.7%          41.2%
                                       ====             ====           ====

     Prior to the merger with Cotelligent, the Company reported results of operations on the cash basis of accounting for income tax purposes. Upon completion of the Merger with Cotelligent, the Company will convert to an accrual basis taxpayer as part of the Cotelligent combined entity. Accordingly, cash to accrual differences that exist at the time of the Acquisition will be recognized ratably over the next four years.

                         CHAMBERLAIN ASSOCIATES, INC.

NOTE 6-LEASE COMMITMENTS

     The Company maintains an operating lease for its office space and an automobile. The future minimum lease payments under these operating leases are as follows.

                                              YEAR
                                             ENDING
                                            MARCH 31,
                                            ---------
1997......................................  $ 47,078
1998......................................    48,523
1999......................................    37,206
2000......................................         -
2001......................................         -
                                            --------
                                            $132,807
                                            ========

     For the years ended March 31, 1994, and 1995 and for the period
April 1, 1995 through February 19, 1996, the Company incurred expenses of $54,831, $63,482 and $38,262 respectively, relating to the office and automobile leases.

NOTE 7-SIGNIFICANT CLIENTS

     During the year ended March 31, 1994, two clients accounted for approximately 30% and 11% of revenue, respectively, and in 1995 three clients accounted for approximately 13%, 12% and 10% of revenues, respectively. During the period April 1, 1995 through February 19, 1996 three clients accounted for approximately 24%, 12%, and 12% of revenues, respectively.

     Additionally, these clients accounted for approximately 32% and 34% of the accounts receivable balance at March 31, 1994 and 1995, respectively.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
FINANCIAL DISCLOSURE.
- - ---------------------

Not applicable.

                                  PART III
                                  --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
          ---------------------------------------------------

     (a) The information called for by Item 10 with respect to identification of directors and executive officers of the Company is incorporated herein by reference to the material under the caption "Election of Directors" in the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year (the "1996 Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION.
          -----------------------

     The information called for by Item 11 with respect to management remuneration and transactions is incorporated herein by reference to the material under the caption "Executive Compensation" in the 1996 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          ---------------------------------------------------------------

     The information called for by Item 12 with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the caption "Certain Holders of Voting Securities" in the 1996 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     The information called for by Item 13 with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the caption "Certain Holders of Voting Securities" in the 1996 Proxy Statement.

                                  PART IV
                                  -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
          -----------------------------------------------------------------
    (a) 1. Financial Statements required by Item 14 are included and indexed in Part II, Item 8.

    (a) 2. Financial Statement Schedule

           Included in Part IV of this report

           Schedule II is omitted because the information is included in the Notes to Consolidated Financial Statements.

    (a) 3. EXHIBITS

        1. The following is a list of all Exhibits filed as part of this report. The Exhibits designated by an asterisk are management contracts and compensatory plans and arrangements required to be filed as Exhibits to this Form 10-K.

EXHIBIT NO.                         DESCRIPTION
- - -----------                         -----------
   2.1      Agreement and Plan of Reorganization dated as of December 8, 1995, by and among Cotelligent Group, Inc., James R. Lavelle, BFR Co.,
            Inc., BFR Acquisition Corporation, and the Stockholders named therein (Exhibit 2.1 of the Registration Statement of Form S-1 (File
            No. 33-80267) effective February 16, 1996, is hereby incorporated by reference)

   2.2 Agreement and Plan of Reorganization dated as of December 8, 1995, by and among Cotelligent Group, Inc., James R. Lavelle, Chamberlain
            Associates, Inc., Chamberlain Acquisition Corporation, and the
            Stockholders named therein (Exhibit 2.2 of the Registration
            Statement of Form S-1 (File No. 33-80267) effective February 16,
            1996, is hereby incorporated by reference)

   2.3 Agreement and Plan of Reorganization dated as of December 8, 1995, by and among Cotelligent Group, Inc., James R. Lavelle, BFR Co.,
            Inc., Data Arts & Sciences, Inc., DASI Acquisition Corporation, and the Stockholders named therein (Exhibit 2.3 of the Registration
            Statement of Form S-1 (File No. 33-80267) effective February 16,
            1996, is hereby incorporated by reference)

   2.4 Agreement and Plan of Reorganization dated as of December 8, 1995, by and among Cotelligent Group, Inc., James R. Lavelle, Financial
            Data Systems, Inc., FDSI Acquisition Corporation, and the
            Stockholders named therein (Exhibit 2.4 of the Registration
            Statement of Form S-1 (File No. 33-80267) effective February 16,
            1996, is hereby incorporated by reference)

   3.1      Certificate of Incorporation of Cotelligent (Exhibit 3.1 of the
            Registration Statement on Form S-1 (File No. 33-80267) effective
            February 16, 1996, is hereby incorporated by reference)

   3.2      By-laws of Cotelligent (Exhibit 3.2 of the Registration Statement on
            Form S-1 (File No. 33-80267) effective February 16, 1996, is hereby incorporated by reference)

   4.1 Form of certificate evidencing ownership of Common Stock of Cotelligent (Exhibit 4.1 of the Registration Statement on Form S-1
            (File No. 33-80267) effective February 16, 1996, is hereby incorporated by reference)

  10.1      Form of Employment Agreement between Cotelligent and James R.
            Lavelle (Exhibit 10.1 of the Registration Statement on Form S-1
            (File No. 33-80267) effective February 16, 1996, is hereby incorporated by reference)*

  10.2      Form of Employment Agreement between Cotelligent and Michael L.
            Evans (Exhibit 10.2 of the Registration Statement on Form S-1 (File
            No. 33-80267) effective February 16, 1996, is hereby incorporated by reference)*

  10.3 Form of Employment Agreement between Cotelligent and Duane W. Bell (Exhibit 10.3 of the Registration Statement on Form S-1 (File No. 33-80267) effective February 16, 1996, is hereby incorporated by reference)*

  10.4 Form of Employment Agreement between Cotelligent and Daniel E. Jackson (Exhibit 10.4 of the Registration Statement on Form S-1 (File No. 33-80267) effective February 16, 1996, is hereby incorporated by reference)*

  10.5 Form of Employment Agreement between BFR, Cotelligent and Jeffrey J. Bernardis (contained in Exhibit 2.1) (Exhibit 10.5 of the Registration Statement on Form S-1 (File No. 33-80267) effective February 16, 1996, is hereby incorporated by reference)*

  10.6 Form of Employment Agreement between CAI, Cotelligent and John E. Chamberlain (contained in Exhibit 2.2) (Exhibit 10.6 of the Registration Statement on Form S-1 (File No. 33-80267) effective February 16, 1996, is hereby incorporated by reference)*

  10.7 Form of Employment Agreement between CAI, Cotelligent and Linda M. Cassell (contained in Exhibit 2.2) (Exhibit 10.7 of the Registration Statement on Form S-1 (File No. 33-80267) effective February 16, 1996, is hereby incorporated by reference)*

  10.8 Cotelligent 1995 Long-Term Incentive Plan (Exhibit 10.9 of the Registration Statement on Form S-1 (File No. 33-80267) effective February 16, 1996, is hereby incorporated by reference)*

  10.9 Lease Agreement between BFR Properties and BFR Co., Inc. effective April 1, 1995, at 7 Clyde Road.

  10.10 Lease Agreement between BFR Properties and BFR Co., Inc. effective April 1, 1995, at 31 Clyde Road.

  10.11 Lease Agreement between Quinlan Properties, L.P. and BFR Co., Inc. effective December 29, 1995.

  10.12 Sublease Agreement between San Francisco Satellite Center and Cotelligent Group, Inc. effective March 1, 1996.

  10.13 Business Loan Agreement between Cotelligent Group, Inc. and U.S. Bank of Washington, National Association effective May 1, 1996.

  11.1 Statement re: computation of per share earnings, reference is made to Note 3 of the Cotelligent Group, Inc. consolidated financial statements contained in this Form 10-K.

  21.1      Subsidiaries of the registrant

  23.1      Consent of Price Waterhouse LLP

  27.1      Financial Data Schedule

(b) There were no reports on Form 8-K filed by the registrant during the last quarter of the period covered by this report.

                                 SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF SAN FRANCISCO, STATE OF CALIFORNIA ON THE 28TH DAY OF JUNE, 1996.

                                          COTELLIGENT GROUP, INC.

                                          BY: /S/ JAMES R. LAVELLE
                                              ----------------------------------
                                              JAMES R. LAVELLE
                                              CHIEF EXECUTIVE OFFICER

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

/S/ JAMES R. LAVELLE               CHAIRMAN OF THE                 JUNE 28, 1996
- - ------------------------            BOARD OF DIRECTORS
    JAMES R. LAVELLE                AND CHIEF EXECUTIVE
                                    OFFICER (PRINCIPAL
                                    EXECUTIVE OFFICER)

/S/ EDWARD E. FABER                VICE CHAIRMAN OF THE            JUNE 28, 1996
- - ------------------------            BOARD OF DIRECTORS
    EDWARD E. FABER

/S/ MICHAEL L. EVANS               PRESIDENT AND CHIEF             JUNE 28, 1996
- - ------------------------            OPERATING OFFICER AND
    MICHAEL L. EVANS                DIRECTOR

/S/ DUANE W. BELL                  SENIOR VICE PRESIDENT AND       JUNE 28, 1996
- - ------------------------            CHIEF FINANCIAL OFFICER
    DUANE W. BELL                   (PRINCIPAL FINANCIAL
                                    OFFICER) (PRINCIPAL
                                    ACCOUNTING OFFICER)

/S/ DANIEL M. BEALS                DIRECTOR                        JUNE 28, 1996
- - ------------------------
DANIEL M. BEALS

/S/ JEFFREY J. BERNARDIS           DIRECTOR                        JUNE 28, 1996
- - ------------------------
JEFFREY J. BERNARDIS

/S/ LINDA M. CASSELL               DIRECTOR                        JUNE 28, 1996
- - ------------------------
LINDA M. CASSELL

/S/ JOHN E. CHAMBERLAIN            DIRECTOR                        JUNE 28, 1996
- - ------------------------
JOHN E. CHAMBERLAIN

/S/ ANTHONY M. FRANK               DIRECTOR                        JUNE 28, 1996
- - ------------------------
ANTHONY M. FRANK

/S/ B. TOM GREEN                   DIRECTOR                        JUNE 28, 1996
- - ------------------------
B. TOM GREEN

/S/ BJORN E. NORDEMO               DIRECTOR                        JUNE 28, 1996
- - ------------------------
BJORN E. NORDEMO

/S/ HARVEY L. POPPEL               DIRECTOR                        JUNE 28, 1996
- - ------------------------
HARVEY L. POPPEL

                                 EXHIBIT INDEX

EXHIBIT NO.                       DESCRIPTION
- - -----------                       -----------
   2.1      Agreement and Plan of Reorganization dated as of December 8, 1995, by and among Cotelligent Group, Inc., James R. Lavelle, BFR Co.,
            Inc., BFR Acquisition Corporation, and the Stockholders named therein (Exhibit 2.1 of the Registration Statement of Form S-1 (File
            No. 33-80267) effective February 16, 1996, is hereby incorporated by reference)

   2.2 Agreement and Plan of Reorganization dated as of December 8, 1995, by and among Cotelligent Group, Inc., James R. Lavelle, Chamberlain
            Associates, Inc., Chamberlain Acquisition Corporation, and the
            Stockholders named therein (Exhibit 2.2 of the Registration
            Statement of Form S-1 (File No. 33-80267) effective February 16,
            1996, is hereby incorporated by reference)

   2.3 Agreement and Plan of Reorganization dated as of December 8, 1995, by and among Cotelligent Group, Inc., James R. Lavelle, BFR Co.,
            Inc., Data Arts & Sciences, Inc., DASI Acquisition Corporation, and the Stockholders named therein (Exhibit 2.3 of the Registration
            Statement of Form S-1 (File No. 33-80267) effective February 16,
            1996, is hereby incorporated by reference)

   2.4 Agreement and Plan of Reorganization dated as of December 8, 1995, by and among Cotelligent Group, Inc., James R. Lavelle, Financial
            Data Systems, Inc., FDSI Acquisition Corporation, and the
            Stockholders named therein (Exhibit 2.4 of the Registration
            Statement of Form S-1 (File No. 33-80267) effective February 16,
            1996, is hereby incorporated by reference)

   3.1      Certificate of Incorporation of Cotelligent (Exhibit 3.1
            of the Registration Statement on Form S-1 (File No. 33-80267) effective February 16, 1996, is hereby incorporated by reference)

   3.2      By-laws of Cotelligent (Exhibit 3.2 of the Registration Statement on
            Form S-1 (File No. 33-80267) effective February 16, 1996, is hereby incorporated by reference)

   4.1 Form of certificate evidencing ownership of Common Stock of Cotelligent (Exhibit 4.1 of the Registration Statement on Form S-1
            (File No. 33-80267) effective February 16, 1996, is hereby incorporated by reference)

  10.1      Form of Employment Agreement between Cotelligent and James R.
            Lavelle (Exhibit 10.1 of the Registration Statement on Form S-1
            (File No. 33-80267) effective February 16, 1996, is hereby incorporated by reference)*

  10.2      Form of Employment Agreement between Cotelligent and Michael L.
            Evans (Exhibit 10.2 of the Registration Statement on Form S-1 (File
            No. 33-80267) effective February 16, 1996, is hereby incorporated by reference)*

  10.3      Form of Employment Agreement between Cotelligent and Duane W. Bell
            (Exhibit 10.3 of the Registration Statement on Form S-1 (File No.
            33-80267) effective February 16, 1996, is hereby incorporated by reference)*

  10.4      Form of Employment Agreement between Cotelligent and Daniel E.
            Jackson (Exhibit 10.4 of the Registration Statement on Form S-1
            (File No. 33-80267) effective February 16, 1996, is hereby incorporated by reference)*

  10.5      Form of Employment Agreement between BFR, Cotelligent and Jeffrey J.
            Bernardis (contained in Exhibit 2.1) (Exhibit 10.5 of the
            Registration Statement on Form S-1 (File No. 33-80267) effective
            February 16, 1996, is hereby incorporated by reference)*

  10.6      Form of Employment Agreement between CAI, Cotelligent and John E.
            Chamberlain (contained in Exhibit 2.2) (Exhibit 10.6 of the
            Registration Statement on Form S-1 (File No. 33-80267) effective
            February 16, 1996, is hereby incorporated by reference)*

  10.7      Form of Employment Agreement between CAI, Cotelligent and Linda
            M. Cassell (contained in Exhibit 2.2) (Exhibit 10.7 of the
            Registration Statement on Form S-1 (File No. 33-80267) effective
            February 16, 1996, is hereby incorporated by reference)*

  10.8 Cotelligent 1995 Long-Term Incentive Plan (Exhibit 10.9 of the Registration Statement on Form S-1 (File No. 33-80267) effective February 16, 1996, is hereby incorporated by reference)*

  10.9 Lease Agreement between BFR Properties and BFR Co., Inc. effective April 1, 1995, at 7 Clyde Road.

  10.10 Lease Agreement between BFR Properties and BFR Co., Inc. effective April 1, 1995, at 31 Clyde Road.

  10.11 Lease Agreement between Quinlan Properties, L.P. and BFR Co., Inc. effective December 29, 1995.

  10.12 Sublease Agreement between San Francisco Satellite Center and Cotelligent Group, Inc. effective March 1, 1996.

  10.13 Business Loan Agreement between Cotelligent Group, Inc. and U.S. Bank of Washington, National Association effective May 1, 1996.

  11.1 Statement re: computation of per share earnings , reference is made to Note 3 of the Cotelligent Group, Inc. consolidated financial statements contained in this Form 10-K.

  21.1      Subsidiaries of the registrant

  23.1      Consent of Price Waterhouse LLP

  27.1      Financial Data Schedule