Form 10-Q
period 1996-06-30
COTELLIGENT GROUP INC
filed 1996-08-14
CIK 1004963

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              Form 10-Q

 (Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                              OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File Number 0-25372

                         COTELLIGENT GROUP, INC.
          (Exact name of registrant as specified in its charter)


            Delaware                                             94-3173918
 (State of other jurisdiction                                (I.R.S. Employer
incorporation or organization)                              Identification No.)

    101 California Street, Suite 2050
     San Francisco, California                                       94111
(Address of principal executive offices)                          (Zip Code)

                               (415) 439-6400
             (Registrant's telephone number, including area code)
                                    N/A

            (Former name, former address and former fiscal year,
                    if changed since last report)

     Indicates by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         At August 9, 1996, there were 7,308,614 shares of common stock outstanding.

                          COTELLIGENT GROUP, INC.

                                  INDEX

                      Part I - Financial Information


Item 1. Financial Statements

    Cotelligent Group, Inc.
      Balance Sheet at March 31, 1996 and June 30, 1996
      Statement of Operations for the Three Months Ended June 30, 1995 and 1996 Statement of Cash Flows for the Three Months Ended
               June 30, 1995 and 1996

Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations


                      Part II - Other Information

                                              COTELLIGENT GROUP, INC.
                                            CONSOLIDATED BALANCE SHEET

                                         (In Thousands Except Share Data)
                                                    (Unaudited)

                                                                                         March 31,          June 30,
                                                                                              1996              1996
                                                                                         ---------          --------

                                                       ASSETS
Current assets:
        Cash and cash equivalents....................................................    $14,308             $9,654
        Accounts receivable, less allowance for doubtful accounts of $70 ............     14,586             15,928
        Notes from stockholders......................................................         66                 66
        Notes receivable from related party..........................................        105                108
        Employee advances............................................................          -                250
        Deferred income taxes........................................................        286                318
        Prepaid expenses and other current assets....................................        668                466
                                                                                      ----------           --------
                Total current assets.................................................     30,019             26,790
                                                                                      ----------           --------
Property and equipment, net..........................................................      1,416              1,897
Deferred income taxes................................................................        146                139
Other assets.........................................................................        151                145
                                                                                      ----------           --------
                Total assets.........................................................    $31,732            $28,971
                                                                                      ==========           ========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Short-term debt..............................................................     $3,624             $1,725
        Accounts payable.............................................................        582              1,201
        Accrued compensation and related payroll liabilities.........................      3,636              3,779
        Income taxes payable.........................................................      1,167                977
        Deferred income taxes........................................................        846              1,041
        Dividend payable to former ISI stockholder...................................          -                225
        Other accrued liabilities....................................................      1,342                764
                                                                                      ----------          ---------
                Total current liabilities............................................     11,197              9,712
                                                                                      ----------          ---------
Long-term debt.......................................................................        445                351
Deferred income taxes................................................................         19                 19
Other long-term liabilities..........................................................        942                367

Stockholders' equity:
        Common Stock, $0.01 par value; 100,000,000 shares authorized; 7,272,614
                and 7,290,614 shares outstanding, respectively.......................         73                 73
        Preferred Stock, $0.01 par value; 500,000 shares authorized; none issued
                and outstanding......................................................          -                  -
        Additional paid-in capital...................................................     18,235             17,952
        Retained earnings............................................................        821                497
                                                                                      ----------          ---------
                Total stockholders' equity...........................................     19,129             18,522
                                                                                      ----------          ---------
                Total liabilities and stockholders' equity........................       $31,732            $28,971
                                                                                      ==========          =========

The accompanying notes are an integral part of these consolidated financial statements.



                                                   COTELLIGENT GROUP, INC.
                                             CONSOLIDATED STATEMENT OF OPERATIONS

                                      (In Thousands Except Share & Per Share Amounts)
                                                        (Unaudited)

                                                                                            Pro Forma             Pro Forma
                                                Quarter Ended      Quarter Ended        Quarter Ended         Quarter Ended
                                                June 30, 1995      June 30, 1996        June 30, 1995         June 30, 1996
                                                -------------      -------------        -------------         -------------
Revenues.......................................        $3,552            $22,813              $18,333               $22,813
Cost of services...............................         2,284             16,612               13,607                16,612
                                                       ------            -------              -------               -------
        Gross margin...........................         1,268              6,201                4,726                 6,201
Non-recurring transaction costs................             -                245                    -                     -
Selling, general and administrative expenses...         1,123              4,852                3,733                 4,749
                                                       ------            -------              -------                ------
        Operating income.......................           145              1,104                  993                 1,452
Other (income) expense:
     Interest expense..........................            16                 78                   89                    64
     Interest income...........................            (1)              (130)                 (16)                 (130)
     Other.....................................            (3)                (3)                 (20)                   (3)
                                                       ------            -------             --------               -------
        Total other............................            12                (55)                  53                   (69)
                                                       ------            -------             --------               -------
Income before provision for income taxes.......           133              1,159                  940                 1,521
Provision for income taxes.....................             -              1,240                  377                   578
                                                       ------            -------             --------               -------
Net income (loss)..............................         $ 133            $   (81)            $    563               $   943
                                                       ======            =======             ========               =======


Net income (loss) per share (Note 4)............................         $ (0.01)             $  0.08               $  0.13
                                                                         =======              =======               =======
Pro forma net income (adjusted for income tax - Note 5).........         $   718
                                                                         =======
Pro forma net income per share (adjusted for income tax)........         $  0.10
                                                                         =======

Weighted average shares outstanding.............................       7,519,360            7,519,360             7,519,360
                                                                       =========            =========             =========

The accompanying notes are an integral part of these consolidated financial statements.

                                           COTELLIGENT GROUP, INC.
                                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                               (In Thousands)
                                                 (Unaudited)

                                                                                Quarter Ending
                                                                       ---------------------------------
                                                                       June 30, 1995       June 30, 1996
                                                                       -------------       -------------
Cash flows from operating activities:
   Net income (loss).................................................    $   133             $   (81)
   Adjustments to reconcile net income to net cash provided
         by operating activities:
         Depreciation and amortization...............................         12                 141
         Deferred income taxes, net..................................          -                 (66)
         Dividend issued by ISI prior to acquisition.................          -                 (18)
         Changes in current assets and liabilities:
              Accounts receivable....................................       (228)             (1,342)
              Prepaid expenses and other current assets..............          7                 202
              Accounts payable and accrued expenses..................        (17)                184
              Income taxes payable...................................          -                 137
         Changes in other assets.....................................          4                   3
                                                                         -------             -------
              Net cash used in operating activities..................        (89)               (840)
                                                                         -------             -------
Cash flows from investing activities:
   Purchases of property and equipment...............................       (173)               (622)
   Advances to employee..............................................          -                (250)
                                                                         -------             -------
              Net cash used in investing activities..................       (173)               (872)
                                                                         -------             -------
Cash flows from financing activities:
   Proceeds on long-term debt........................................        131                  77
   Payments on long-term debt........................................         (8)               (672)
   Net borrowings (repayments) on short-term debt....................        212              (1,953)
   Distribution to former ESP Stockholders...........................        (73)               (443)
   Net proceeds from issuance of common stock........................         90                  49
                                                                         -------             -------
              Net cash provided by (used in) financing activities....        352              (2,942)
                                                                         -------             -------
   Net increase (decrease) in cash and cash equivalents..............         90              (4,654)
   Cash and cash equivalents at beginning of period..................        196              14,308
                                                                         -------             -------
   Cash and cash equivalents at end of period........................    $   286             $ 9,654
                                                                         =======             =======
Supplemental disclosures of cash flow information:
   Interest paid.....................................................    $    16             $    89
   Income taxes paid.................................................    $     -             $ 1,160

The accompanying notes are an integral part of these consolidated financial statements.

                          COTELLIGENT GROUP, INC.

                       NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)

Note 1 - Business Organization and Basis of Presentation

         Cotelligent Group, Inc. ("Cotelligent" or the "Company") was formed to create a professional services firm devoted to providing computer consulting and contract programming services. On February 20, 1996, Cotelligent acquired simultaneously with the closing of the Company's initial public offering of common stock (the "Offering") four companies (the "Founding Companies"):
Financial Data Systems, Inc. ("FDSI"), BFR Co., Inc. ("BFR"), Data Arts & Sciences, Inc. ("DASI") and Chamberlain Associates, Inc. ("CAI"). All outstanding shares of the Founding Companies' capital stock were converted into shares of Cotelligent Common Stock concurrently with the consummation of the Offering. The aggregate consideration paid by Cotelligent for the Founding Companies was $3,491,951 in cash, 3,206,875 shares of Common Stock of the Company and the assumption of approximately $3,000,000 in debt, for an aggregate value of $35,303,905. As a result of the substantial continuing interests in the Company of the former stockholders of BFR, CAI, DASI, FDSI and Cotelligent; the acquisition of the Founding Companies has been accounted for on a historical cost basis.

     On June 28, 1996, Cotelligent acquired (the "Acquired Companies") all the outstanding common stock of two additional companies in business combinations accounted for as poolings-of-interests: ESP Software Services, Inc. ("ESP") and INNOVA Solutions, Inc. ("ISI"). The aggregate consideration paid by Cotelligent for the Acquired Companies was 1,056,309 shares of the Company's Common Stock worth approximately $18,000,000. The aggregate consideration for each of the Acquisitions were as follows: ESP: $9,000,000 consisting of 534,919 shares of Common Stock: ISI $9,000,000 consisting of 521,390 shares of Common Stock.

         The accompanying consolidated historical financial statements include Cotelligent Group, Inc. and the Acquired Companies up to the date of the acquisition of the Founding Companies, after which the financial statements reflect the results of Cotelligent Group, Inc. and both the Acquired Companies and the Founding Companies.

         The pro forma statements of operations includes the results of the Founding Companies and the Acquired Companies as if they had been combined since April 1, 1995. Pro forma data also reflects adjustments for: (i) compensation differentials to former owners of the acquired entities; (ii) termination of contributions to retirement plans; (iii) incremental selling, general and administrative costs associated with Cotelligent corporate activities ; (iv) the exclusion of non-recurring transaction costs related to the acquisition of the Acquired Companies; and (v) income taxes as if the entities were combined and subject to the effective federal and state statutory rates throughout the periods presented.

Note 2 - Summary of Significant Accounting Policies

         The accompanying interim financial statements do not include all disclosures included in the financial statements for the fiscal years ended March 31, 1995 and 1996 as included in Cotelligent's Form 10-K for the year ended March 31, 1996, and therefore should be read in conjunction with the financial statements included in the Form 10-K.

         In the opinion of management, the interim financial statements filed as part of this Form 10-Q reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations and of cash flows for the interim periods presented.


                                                       COTELLIGENT GROUP, INC.

                                               NOTES TO FINANCIAL STATEMENTS (Continued)
                                                             (Unaudited)

Note 3 - Changes in Stockholders' Equity

                                                     (In Thousands Except Shares)

                                                                                                                          Total
                                                                               Additional           Retained       Stockholders'
                                                         Common Stock        Paid-In Capital        Earnings              Equity
                                                      ------------------     ---------------        --------       -------------
                                                      Shares      Amount
                                                      ------      ------
Balance at March 31, 1996....................      7,272,614    $    73        $  18,235            $  821            $   19,129
Issuance of Common Stock under exercise
        of options...........................         18,000          -              140                 -                   140
Distribution to former ESP stockholder.......              -          -             (423)                -                  (423)
Dividends (by ISI prior to acquisition)......              -          -                -              (243)                 (243)
Net loss.....................................              -          -                -               (81)                  (81)
                                                   ---------    -------        ---------             -----            ----------
Balance at June 30, 1996.....................      7,290,614    $    73        $  17,952             $ 497            $   18,522
                                                   =========    =======        =========             =====            ==========

Note 4 - Earnings Per Share

         Historical earnings per share for the first quarter of fiscal 1996 has not been presented because it is not considered meaningful as a result of exclusion of the Founding Companies as discussed in Note 1. Earnings per share has been presented on a historical basis for the first quarter of 1997 and on a pro forma basis for the first quarter of fiscal 1997 and fiscal 1996.

Note 5 - Unaudited Pro Forma Income Tax Information

         Prior to the acquisition of the Acquired Companies, ISI and ESP were S corporations and accordingly, the financial statements of ISI and ESP did not reflect a provision for income taxes, as income taxes were the responsibility of the individual stockholders. Effective with the acquisition of the Acquired Companies, ISI and ESP terminated their S corporation status. The following unaudited pro forma income tax information is presented in accordance with Statement of Financial Accounting Standards No. 109 as if the companies had been a C corporation subject to federal and state income taxes thoughout the periods presented.

                                     (In Thousands)

                                                     Quarter Ended          Quarter Ended
                                                     June 30, 1995          June 30, 1996
                                                     -------------          -------------
Income before provision for income taxes.......        $   133                $  1,159
Provision for income taxes.....................             85                     441
                                                       -------                --------
Pro forma net income (loss)....................        $    48                $    718
                                                       =======                ========

ITEM 2
                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations

Overview

         Cotelligent was formed in February 1993 to create a nationwide software professional services company. Cotelligent acquired, simultaneously with the closing of the Offering, the Founding Companies which provide a wide variety of computer consulting services in various metropolitan areas of the United States. The Founding Companies have operated since 1975 (DASI), 1980 (CAI), 1982 (FDSI) and 1985 (BFR).

     On June 28, 1996 Cotelligent acquired the Acquired Companies which have operated since 1987 (ESP) and 1991 (ISI).

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

         Pro forma data also reflects adjustments for: (i) compensation differentials to former owners of the acquired entities; (ii) termination of contributions to retirement plans; (iii) incremental selling, general and administrative costs associated with Cotelligent corporate activities; (iv) the exclusion of non-recurring transaction costs related to the acquisition of the Acquired Companies; and (v) income taxes as if the entities were combined and subject to the effective federal and state statutory rates throughout the periods presented.

                   PRO FORMA RESULTS OF OPERATIONS

 Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

Revenues

         Revenues increased $4.5 million, or 24.4%, to $22.8 million in the three months ended June 30, 1996 ("first quarter of 1997") from $18.3 million in the three months ended June 30, 1995 ("first quarter of 1996"). The increase was primarily attributable to a 17.5% increase in total client service hours provided to 389,000 hours in the first quarter of 1997 from 331,000 hours in the first quarter of 1996, and a 3.0% increase in the average hourly billing rate to $58.08 in the first quarter of 1997 from $56.38 in the first quarter of 1996. The increase in hourly billing rate reflects increased demand for employees and consultants with higher skill levels and a more favorable economic climate. The increases discussed above were in addition to an increase in placement fee revenues generated to $228,000 in the first quarter of 1997 from $89,000 in the first quarter of 1996.

Gross Margin

         The pro forma gross margin increased $1.5 million, or 31.2%, to $6.2 million in the first quarter of 1997 from $4.7 million in the first quarter of 1996, primarily as a result of an increase in hours of service provided to clients. Gross margin as a percentage of revenues increased to 27.2% in the first quarter of 1997 from 25.8% in the first quarter of 1996, principally due to an increase in project management engagements.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses on a pro forma basis increased $1.0 million or 27.2%, to $4.7 million in the first quarter of 1997 from $3.7 million in the first quarter of 1996. The increase in absolute dollars was primarily due to increased compensation to existing staff and staff added to support current and anticipated future growth, increased occupancy expenses and related operating costs associated with the Company's growth. Selling, general and administrative expenses as a percentage of revenues were 20.8% for the first quarter of 1997 as compared to 20.4% for the first quarter of 1996.

Interest Expense, Net

         Interest expense, net of interest income on a pro forma basis was $73,000 in the first quarter of 1996. Interest income, net of interest expense of $66,000 in the first quarter of 1997, resulted from interest income on cash provided from the Offering and consolidation of banking facilities of the Founding Companies.

Provision for Income Taxes

         Provision for income taxes on a pro forma basis were $578,000 an effective tax rate of 38.0% of pro forma income before provision for income taxes for the first quarter of 1997, compared to $377,000, an effective tax rate of 40.0% of pro forma income before provision for income taxes. The reduced rate reflects an expansion of operations in states which do not have state income taxes.

               HISTORICAL COMBINED RESULTS OF OPERATIONS

 Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

Revenues

         Revenues increased $19.2 million, or 542.3%, to $22.8 million in the first quarter of 1997 from $3.6 million in the first quarter of 1996. The increase was primarily attributable to the inclusion of $17.6 million in revenues of the Founding Companies in the first quarter of 1997 coupled with a 22.2% increase in total client service hours provided by the Acquired Companies to 99,000 hours in the first quarter of 1997 from 81,000 hours in the first quarter of 1996, and a 2.6% increase in the average hourly billing rate of the Acquired Companies to $60.36 in the first quarter of 1997 from $58.83 in the first quarter of 1996. The increase in hourly billing rate reflects increased demand for employees and consultants with higher skill levels and a more favorable economic climate. The increases discussed above were in addition to an increase in placement fee revenues of the Acquired Companies.

Gross Margin

         Gross margin increased $4.9 million, or 389.0%, to $6.2 million in the first quarter of 1997 from $1.3 million in the first quarter of 1996, primarily due to the inclusion of the $4.3 million in gross margin of the Founding Companies in the first quarter of 1997 together with an increase in hours of service provided to clients. Gross margin as a percentage of revenues decreased to 27.2% in the first quarter of 1997 from 35.7% in the first quarter of 1996, primarily due to lower gross margins inherent in the client contracts of the Founding Companies.

Non - Recurring Transaction Costs

         Non-recurring transaction costs include expenditures associated with the acquisition of the Acquired Companies and are expended as a result of accounting for the acquisitions as poolings-of-interests.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased $3.8 million, or 332.1%, to $4.9 million in the first quarter of 1997 from $1.1 million in the first quarter of 1996. The increase in absolute dollars was primarily due to the inclusion of the $4.3 million in selling, general and administrative expenses for the Founding Companies in the first quarter of 1997 together with increased compensation to existing staff and staff added to support anticipated growth. Selling, general and administrative expenses decreased as a percentage of revenues from 31.6% in the first quarter of 1996 to 21.3% in the first quarter of 1997, primarily due to the spreading of corporate overhead over a larger revenue base.

Interest Expense, Net

         Interest expense, net of interest income, was $15,000 in the first quarter of 1996. Interest income, net of interest expense of $52,000 in the first quarter of 1997, resulted from interest income on cash provided from the Offering and consolidation of banking facilities of the Founding Companies.

Provision for Income Taxes

         The Company's provision for income taxes increased to $1.2 million in the first quarter of 1997, which includes a $799,000 provision related to the termination of the S corporation status of the Acquired Companies together with a 38% provision on pre-tax income. The Company expects that its effective statutory tax rate for the year ending March 31, 1997 will approximate 38%.

                    LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its growth principally through cash flows from operations, periodic borrowings under its credit facilities, related party borrowings and sales of shares of common stock.

         The Company's primary source of liquidity is the collection of its accounts receivable. Accounts receivable have grown as the Company's operations have grown. Receivables decreased to 61 days of revenue at June 30, 1996 from 67 days of revenue at March 31, 1996. The Company's ability to reduce significantly the aging of its outstanding receivables is limited because of a continuing general trend by clients to slow their payment of invoices as a means of managing cash. Should the Company not be able to bill and collect for its services on a timely basis, the Company could use the proceeds from the Offering or draw upon available credit facilities to finance its operations.

         Cash flow used by operating activities was $840,000 for the three months ended June 30, 1996. The Company has used cash generated from the Offering for operating activities and to reduce short term borrowings. The average balance of such borrowings outstanding was approximately $1.9 million and approximately $1.8 million during the first three months of 1997 and 1996, respectively.

         At June 30, 1996, the Company had $9.7 million in cash and cash equivalents as compared to $14.3 million at March 31, 1996. At June 30, 1996, the Company had short-term notes payable under its bank revolving credit facilities and current installments of long-term obligations outstanding in the amount of $1.7 million. Long-term obligations, consisting of capital lease obligations and equipment loans, totaled $351,000 at June 30, 1996 compared to $609,000 at June 30, 1995.

         Cotelligent and each of the Founding Companies had separate banking relationships through May 31, 1996. Effective June 1, 1996, these separate banking relationships were consolidated into a single banking relationship with a major bank. The single relationship will provide for a more effective means of managing operating capital. The new relationship provides a credit facility (the "Facility") in the amount of $10.0 million for the Company, secured by accounts receivable and other assets of the Company. Borrowings on the Facility bear interest at the bank's prime rate. The Company intends to borrow from time-to-time to meet normal operating needs, finance its receivables or to effect acquisitions in connection with its acquisition strategy. At June 30, 1996, the Acquired Companies were not able to make use of the Facility and continued to maintain their existing banking relationships. The Company had approximately $10.0 million available under bank credit facilities at June 30, 1996. The bank facilities bear interest at rates ranging from 8.25% - 9.75% and are secured by accounts receivable and various assets of the Company and its wholly-owned subsidiaries. The Company is not in default under any of its credit agreements. The Company expects that the Acquired Companies will be able to avail themselves to the Facility in the near term.

         As of April 1, 1995, BFR terminated its S corporation status. As a result, federal and state income taxes of approximately $463,000 are expected to be paid ratably over the next two years. ESP and ISI terminated their respective S corporation elections on June 28, 1996. The termination of these elections will result in federal and state income taxes of approximately $799,000 being paid ratably over the next four years.

         The Company believes the net proceeds from the sale of Common Stock in the Offering, together with existing sources of liquidity and funds generated from operations, will provide adequate cash to fund its anticipated cash needs at least through the next six months.

                      PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

           The Company is, from time to time, a party to litigation arising in the normal course of its business. The Company is not presently subject to any material litigation.

Item 2.  Changes in Securities.

           None.

Item 3.  Defaults Upon Senior Securities.

           None.

Item 4.  Submission of Matters to a Vote of Security Holders.

           None.

Item 5.  Other Information.

           None.


Item 6 Exhibits and Reports on Form 8-K.

           (a)    Exhibits.

           (b)    Reports on Form 8-K.
                  None.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             COTELLIGENT GROUP, INC



Date: August 13, 1996       By :  /s/  Duane W. Bell
      -------------------         --------------------
                                  Duane W. Bell
                                  Senior Vice President and
                                   Chief Financial Officer

                           EXHIBIT INDEX



NUMBER                          EXHIBIT                             PAGE

None