Form 10-Q
period 1996-09-30
COTELLIGENT GROUP INC
filed 1996-11-14
CIK 1004963

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

 (Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                                                        OR

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Indicates by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         At November 14, 1996, there were 7,953,440 shares of common stock outstanding.

                             COTELLIGENT GROUP, INC.


                                      INDEX

                         Part 1 - Financial Information


         Item 1. Financial Statements

                  Cotelligent Group, Inc.
                      Balance Sheet at March 31, 1996 and September 30, 1996 Statement of Operations for the Three and Six Months
                         Ended September 30, 1995 and 1996 (Unaudited)
                      Statement of Cash Flows for the Six Months Ended
                         September 30, 1995 and 1996(Unaudited)

         Item 2. Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


                           Part II - Other Information

                                 COTELLIGENT GROUP, INC.

                                CONSOLIDATED BALANCE SHEET

                             (In Thousands Except Share Data)

                                                                              March 31, 1996          September 30, 1996
                                                                            ---------------------     ---------------------
                                                                                                         (Unaudited)
Current Assets:
     Cash and cash equivalents........................................     $            14,548         $           9,987
     Accounts receivable, less allowance for doubtful accounts of $120                  15,907                    16,823
     Notes from stockholders..........................................                      74                        38
     Notes receivable from related party..............................                     105                         -
     Deferred income taxes............................................                     286                       337
     Prepaid expenses and other current assets........................                     682                       952
                                                                         ---------------------     ---------------------
         Total current assets.........................................                  31,602                    28,137
                                                                         ---------------------     ---------------------
Property and equipment, net...........................................                   1,465                     2,469
Deferred income taxes.................................................                     266                       188
Other assets..........................................................                     157                       126
                                                                          =====================     =====================
         Total assets.................................................        $         33,490          $         30,920
                                                                          =====================     =====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Short-term debt...................................................     $           3,980        $             1,608
     Accounts Payable..................................................                   654                      1,617
     Accrued compensation and related payroll liabilities..............                 4,140                      4,377
     Income taxes payable..............................................                 1,243                        771
     Deferred income taxes.............................................                   846                        821
     Due to related party..............................................                   417                        100
     Other accrued liabilities.........................................                 1,510                      1,487
                                                                         ---------------------       --------------------
         Total current liabilities.....................................                12,790                     10,781
                                                                         ---------------------       --------------------
Long-term debt.........................................................                   450                        216
Deferred income taxes..................................................                    19                         20
Other long-term liabilities............................................                   942                        341

Stockholders' equity:
     Common Stock, $0.01 par value;100,000,000 shares authorized;
        7,917,440 and 7,953,440 shares outstanding, respectively.......                   79                          80
     Preferred Stock, $0.01 par value; 500,000 shares authorized; none
        issued and outstanding.........................................                    -                           -
     Additional paid-in capital........................................               18,202                      18,006
     Retained earnings ................................................                1,008                       1,476
                                                                        ---------------------        --------------------
        Total stockholders' equity.....................................               19,289                      19,562
                                                                        =====================        ====================
        Total liabilities and stockholders' equity.....................     $         33,490            $         30,920
                                                                        =====================        ====================




The accompanying notes are an integral part of these consolideated financial statements.

                         COTELLIGENT GROUP, INC.

                    CONSOLIDATED STATEMENT OF OPERATIONS

              (In Thousands Except Share and Per Share Data)
                              (Unaudited)




                                                     Three Months                            Pro Forma Three       Pro Forma Six
                                                        Ended           Six Months Ended       Months Ended         Months Ended
                                                  September 30, 1996   September 30, 1996   September 30, 1996   September 30, 1996
                                                  ------------------   ------------------   ------------------   -------------------

Revenues......................................... $         27,782      $          53,195    $         27,782     $          53,195
Cost of services.................................           19,707                 38,340              19,707                38,340
                                                  -----------------     ------------------   -----------------    ------------------
     Gross Margin...............................             8,075                 14,855               8,075                14,855
Non-recurring transaction costs.................               543                    788                   -                     -
Selling, general and administrative expenses....             6,153                 11,477               6,187                11,386
                                                  -----------------     ------------------   -----------------    ------------------
     Operating income...........................             1,379                  2,590               1,888                 3,469
Other (income) expense:
     Interest expense...........................                44                    130                  44                   108
     Interest income............................               (78)                  (216)                (78)                 (208)
     Other......................................               (28)                   (32)                (28)                  (32)
                                                  -----------------     ------------------   -----------------    ------------------
       Total other..............................               (62)                  (118)                (62)                 (132)
Income before provision for income taxes........             1,441                  2,708               1,950                 3,601
Provision for income taxes......................               575                  1,855                 741                 1,368
                                                  -----------------     ------------------    ----------------    ------------------
Net income......................................   $           866       $            853      $        1,209     $           2,233
                                                  =================     ==================    ================    ==================


Net income per share (Note 4)...................  $            .11      $             .10     $           .15     $             .27
                                                  =================     ==================    ================    ==================

Pro forma net income (adjusted for
     income taxes - Note 5).....................   $            961      $           1,679
                                                  =================     ==================

Pro forma net income per share
    (adjusted for income taxes)................   $           .12       $             .21
                                                  ================      ==================

Weighted average shares outstanding............         8,202,212               8,159,463            8,202,212            8,159,463
                                                  ================      ==================   ==================    =================


The accompanying notes are an integral part of these consolidated financial statements


(CONTINUED)

                              COTELLIGENT GROUP, INC.

                         CONSOLIDATED STATEMENT OF OPERATIONS

                    In Thousands Except Share and Per Share Data)
                                   (Unaudited)



                                                    Three Months                           Pro Forma Three      Pro Forma Six
                                                       Ended           Six Months Ended      Months Ended        Months Ended
                                                  September 30, 1995  September 30, 1995   September 30, 1995  September 30, 1995
                                                  ------------------  -------------------  ------------------  -------------------

Revenues......................................... $           5,980    $          11,769     $        21,836     $         42,405
Cost of services.................................             4,196                8,224              16,291               31,642
                                                  ------------------  -------------------  ------------------  -------------------
     Gross Margin...............................              1,784                3,545               5,545               10,763
Non-recurring transaction costs.................                  -                    -                   -                    -
Selling, general and administrative expenses....              1,528                3,017               4,326                8,326
                                                  ------------------  -------------------   -----------------  -------------------
     Operating income...........................                256                  528               1,219                2,437
Other (income) expense:
     Interest expense...........................                 43                   71                 130                  231
     Interest income............................                 (1)                  (1)                (15)                 (32)
     Other......................................                 (9)                 (15)                (29)                 (52)
                                                  ------------------  --------------------   ----------------  -------------------
       Total other..............................                 33                   55                  86                  147
                                                  ------------------  --------------------   ----------------  -------------------
Income before provision for income taxes........                223                  473               1,133                2,290
Provision for income taxes......................                  2                   47                 453                  901
                                                  ==================  ====================   ================  ===================
Net Income......................................   $            221    $             426      $          680    $           1,389
                                                  ==================  ====================   ================  ===================


Net income per share (Note 4)...........................................................     $          0.11    $            0.23
                                                                                             ================  ===================

Weighted average shares outstanding.....................................................           6,101,350            6,101,350
                                                                                             ================  ===================


The accompanying notes are an integral part of these consolidated financial statements

                                   COTELLIGENT GROUP, INC.

                              CONSOLIDATED STATEMENT OF CASH FLOWS

                                      (In Thousands)
                                       (Unaudited)


                                                                                Six Months Ended
                                                                    ----------------------------------------
                                                                    September 30, 1995   September 30, 1996
                                                                    ------------------   -------------------
Cash flows from operating activities:
    Net income................................................      $             426    $              853
    Adjustments to reconcile net income to net cash provided
       by operating activities:
       Depreciation and amortization..........................                     38                   330
       (Gain) on disposal of property and equipment...........                      -                  (272)
       Deferred income taxes, net.............................                      -                    27
       Changes in current assets and liabilities:
           Accounts receivable................................                   (328)                 (916)
           Prepaid expenses and other current assets..........                    (23)                 (270)
           Accounts payable and accrued expenses..............                    892                 1,306
           Income taxes payable...............................                     19                  (866)
           Increase (decrease) in other liabilities                                (4)                  (23)
       Changes in other assets................................                   (903)                   (8)
                                                                 ---------------------  --------------------
           Net cash provided in operating activities..........                    117                    161
                                                                 ---------------------  --------------------
Cash flows from investing activities:
   Proceeds on sale of assets.................................                      -                   280
   Purchases of property and equipment........................                   (248)               (1,334)
   Net repayments from (advances to) related parties..........                    (10)                  100
                                                                 ---------------------  --------------------
            Net cash used in investing activities.............                   (258)                 (954)
                                                                 ---------------------  --------------------
Cash flows from financing activities:
   Repurchase of common stock.................................                    268                     -
   Proceeds on long-term debt.................................                    215                     -
   Payments on long-term debt.................................                     (8)                 (168)
   Net borrowings (repayments) on short-term debt.............                     (2)               (2,837)
   Payments on loans with related parties.....................                      -                  (244)
   Net proceeds from issuance of common stock.................                     47                    46
   Distribution to founding Companies former stockholders.....                    (73)                 (423)
   Dividends..................................................                    (26)                 (142)
                                                                 ---------------------  --------------------
            Net cash provided by (used in) financing activities                   421                (3,768)
                                                                 ---------------------  --------------------
   Net increase (decrease) in cash and cash equivalents.......                    280                (4,561)
   Cash and cash equivalents at beginning of period...........                    462                14,548
                                                                 ---------------------  --------------------
   Cash and cash equivalents at end of period................    $                742    $            9,987
                                                                 =====================  ====================
Supplemental disclosures of cash flow information:
   Interest paid.............................................     $                40    $              110
   Income taxes paid ........................................     $                46    $            2,117

                             COTELLIGENT GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS
                 (In Thousands, Except Share and Per Share Data)

Note 1 - Business Organization and Basis of Presentation

         Cotelligent Group, Inc. ("Cotelligent" or the "Company") was formed to acquire, own and operate professional service businesses specializing in computer consulting and contract programming. On February 20, 1996, Cotelligent acquired (the "Acquisitions") four companies (the "Founding Companies"):
Financial  Data  Systems,  Inc.("FDSI"),  BFR  Co.,  Inc.("BFR"),  Data  Arts  &
Sciences, Inc. (`DASI") and Chamberlain Associates, Inc. ("CAI"). All outstanding shares of the Founding Companies' capital stock were converted into shares of Cotelligent Common Stock concurrently with the consummation of an initial public offering (the "Offering") of such Common Stock.

         The aggregate consideration paid by Cotelligent in these transaction was $3,492 in cash, 3,206,875 shares of Common Stock of the Company and the assumption of approximately $3,000 in debt, for an aggregate value of $35,304. The aggregate consideration for each of the Founding Companies was as follows:
BFR:$11,958, consisting of $1,450 paid in cash and 1,167,587 of Common Stock; CAI; $3,999 consisting of $300 paid in cash, 388,761 shares of Common Stock and $200 in short-term and related-party debt; DASI: $5,606 consisting of $400 paid in cash, 443,044 shares of Common Stock and $1,219 in short-term and related-party debt; and FDSI: $13,740 consisting of $1,342 paid in cash, 1,207,483 shares of Common Stock and $1,531 in short-term, long-term and related party debt. As a result of the substantial continuing interest in the Company of the former stockholders of BFR, CAI DASI, FDSI and Cotelligent, the Acquisitions were accounted for on a historical cost basis.

         On June 28, 1996 Cotelligent acquired ESP Software Services, Inc. ("ESP") and INNOVA Solutions, Inc.("ISI") and on September 30, 1996 acquired JasTech, Inc. and JasTech of Florida, Inc. ("JTI") (collectively the "Pooled Companies") in business combinations accounted for under the pooling-of-interests method.

         The accompanying consolidated financial statements include Cotelligent Group, Inc., restated to give effect of the mergers of the Pooled Companies, through the date of acquisition of the Founding Companies on February 20, 1996, after which the financial statements also reflect the results of the Founding Companies.

         The pro forma statements of operations includes the results of the Founding Companies and the Pooled Companies as if they had been combined since April 1, 1995. Pro forma data also reflects adjustments for: (i) compensation differentials to former owners of the acquired entities; (ii) termination of contributions to retirement plans; (iii) incremental selling, general and administrative costs associated with Cotelligent corporate activities ; (iv) the exclusion of non-recurring transaction costs related to the acquisition of the Acquired Companies; and (v) income taxes as if the entities were combined and subject to the effective federal and state statutory rates throughout the periods presented.

Note 2 - Summary of Significant Accounting Policies

         The accompanying interim financial statements do not include all disclosures included in the financial statements for the fiscal years ended March 31, 1994, 1995 and 1996 as included in Cotelligent's Form 10-K for the year ended March 31, 1996, and therefore should be read in conjunction with the financial statements included in the Form 10-K.

         In the opinion of management, the interim financial statements filed as part of this Form 10-Q reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations and of cash flows for the interim periods presented.

                             COTELLIGENT GROUP, INC.

                 (In Thousands Except Share and Per Share Data)
                                   (Unaudited)

Note 3 - Changes in Stockholders' Equity


                                                                                                                   Total
                                                                          Additional Paid       Retained        Stockholders'
                                                     Common Stock          -In   Capital        Earnings           Equity
                                               ------------------------  -----------------   -------------   -----------------
                                                  Shares       Amount
                                               ------------- ----------
Balance at March 31, 1996...................       7,917,440  $     79    $        18,202     $     1,008       $      19,289
Dividends...................................               -         -                  -            (385)               (385)
Distribution to former ESP stockholder......               -         -               (423)              -                (423)
Issuance of Common Stock....................          36,000         1                 45               -                  46
Tax benefit on stock options................               -         -                182               -                 182
Net Income..................................               -         -                  -             853                 853
                                               ------------- ----------  -----------------   -------------   -----------------
Balance at September 30, 1996...............     7,953,440    $     80       $     18,006     $     1,476       $      19,562
                                               ============= ==========  =================   =============   =================



Note 4 - Earnings Per Share

         Historical earnings per share for the quarter and six months ended September 30, 1995 has not been presented because it is not considered meaningful as a result of the merger of the Founding Companies and simultaneous initial public offering of the Company's stock, all which occurred on February 20, 1996 (See Note 1). Earnings per share has been presented on a historical basis for the second quarter fiscal 1997 and on a pro forma basis for all periods presented.

Note 5 - Unaudited Pro Forma Income Tax Information

         Prior to the acquisition of the Pooled Companies, ISI, ESP and JasTech of Florida, Inc. were S corporations and accordingly, the financial statements of ISI, ESP and JasTech of Florida, Inc. did not reflect a provision for income taxes, as income taxes were the responsibility of the individual stockholders. Effective with their respective acquisitions ISI, ESP and JasTech of Florida, Inc. terminated their S corporation status. The following unaudited pro forma income tax information is presented in accordance with Statement of Financial Accounting Standards No. 109 as if the companies had been a C corporation subject to federal and state income taxes thoughout the periods presented.

                                                                 Quarter Ended       Quarter Ended
                                                                 September 30,       September 30,
                                                                      1995                1996
                                                                 -------------        ------------
Income before provision for income taxes.......................  $        473        $      2,708
Provision for income taxes.....................................           120               1,029
                                                                 -------------       -------------
Pro forma net income..........................................   $        353        $      1,679
                                                                 -------------       -------------

                                ITEM 2
          Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

Overview

         Cotelligent was formed in February 1993 to acquire, own and operate professional service businesses specializing in computer consulting and contract programming. On February 20, 1996, Cotelligent acquired (the "Acquisitions") four companies (the "Founding Companies"): Financial Data Systems, Inc.("FDSI"), BFR Co., Inc.("BFR"), Data Arts & Sciences, Inc. ("DASI") and Chamberlain Associates, Inc. ("CAI"). The Founding Companies have operated since 1975
(DASI), 1980 (CAI), 1982 (FDSI) and 1985 (BFR).

         On June 28, 1996 Cotelligent acquired two Companies which have operated since 1987 (ESP) and 1991 (ISI). On September 30, 1996 Cotelligent acquired JasTech (JTI) which has operated since 1984.

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

         Pro forma data also reflects adjustments for: (i) compensation differentials to former owners of the acquired entities; (ii) termination of contributions to retirement plans; (iii) incremental selling, general and administrative costs associated with Cotelligent corporate activities; (iv) the exclusion of non-recurring transaction costs related to the acquisition of the Pooled Companies; and (v) income taxes as if the entities were combined and subject to the effective federal and state statutory rates throughout the periods presented.

                    PRO FORMA RESULTS OF OPERATIONS

          Three Months Ended September 30, 1996 Compared to
               Three Months Ended September 30, 1995


Revenues

         Revenues increased $6.0 million, or 27.2%, to $27.8 million in the three months ended September 30, 1996 ("second quarter of 1997") from $21.8 million in the three months ended September 30, 1995 ("second quarter of 1996"). The increase was primarily attributable to a 21.0% increase in total client service hours provided to 468,000 hours in the second quarter of 1997 from 387,000 hours in the second quarter of 1996, and a 5.0% increase in the average hourly billing rate to $58.83 in the second quarter of 1997 from $56.02 in the second quarter of 1996. The increase in hourly billing rate reflects increased demand for employees and consultants with higher skill levels and a more favorable economic climate. The increases discussed above were in addition to an increase in placement fee revenues generated to $254,000 in the second quarter of 1997 from $159,000 in the second quarter of 1996.

Gross Margin

         The pro forma gross margin increased $2.6 million, or 45.60 %, to $8.1 million in the second quarter of 1997 from $5.5 million in the second quarter of 1996, primarily as a result of an increase in hours of service provided to clients. Gross margin as a percentage of revenues increased to 29.1% in the second quarter of 1997 from 25.4% in the second quarter of 1996, principally due to an increase in project management engagements.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses on a pro forma basis increased $1.9 million or 43.0%, to $6.2 million in the second quarter of 1997 from $4.3 million in the second quarter of 1996. The increase in absolute dollars was primarily due to increased compensation to existing staff and staff added to support current and anticipated future growth, increased occupancy expenses and related operating costs associated with the Company's growth. Selling, general and administrative expenses as a percentage of revenues were 22.3% for the second quarter of 1997 as compared to 19.8% for the second quarter of 1996.

Interest Expense, Net

         Interest expense, net of interest income on a pro forma basis was $115,000 in the second quarter of 1996. Interest income, net of interest expense of $34,000 in the second quarter of 1997, resulted from interest income on cash provided from the Offering and consolidation of banking facilities of the Founding Companies effective June 1, 1996.

Provision for Income Taxes

         Provision for income taxes on a pro forma basis were $741,000 an effective tax rate of 39.0% of pro forma income before provision for income taxes for the second quarter of 1997, compared to $453,000, an effective tax rate of 40.0% of pro forma income before provision for income taxes for the second quarter of 1996. The reduced rate reflects an expansion of operations in states which do not have state income taxes.

                    HISTORICAL COMBINED RESULTS OF OPERATIONS

               Three Months Ended September 30, 1996 Compared to
                    Three Months Ended September 30, 1995

Revenues

         Revenues increased $21.8 million, or 364.6%, to $27.8 million in the second quarter of 1997 from $6.0 million in the second quarter of 1996. The increase was primarily attributable to the inclusion of $13.0 million of revenues of the Founding Companies in the second quarter of 1997 coupled with a 28.6% increase in total client service hours provided by the Pooled Companies to 162,000 hours in the second quarter of 1997 from 126,000 hours in the second quarter of 1996, and an 11.0% increase in the average hourly billing rate of the Pooled Companies to $52.18 in the second quarter of 1997 from $47.00 in the second quarter of 1996. The increase in hourly billing rate reflects increased demand for employees and consultants with higher skill levels and a more favorable economic climate. The increases discussed above were in addition to an increase in placement fee revenues of the Pooled Companies.

Gross Margin

         Gross margin increased $6.3 million, or 352.6%, to $8.1 million in the second quarter of 1997 from $1.8 million in the second quarter of 1996, primarily due to the inclusion of the $5.0 million in gross margin of the Founding Companies in the second quarter of 1997 together with an increase in hours of service provided to clients. Gross margin as a percentage of revenues decreased to 29.1% in the second quarter of 1997 from 29.8% in the second quarter of 1996, primarily due to lower margins inherent in the client contracts of the Founding Companies.

Non - Recurring Transaction Costs

         Non-recurring transaction costs include expenditures associated with the acquisition of the Pooled Companies and are expended as a result of accounting for the acquisitions as poolings-of-interests.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased $4.6 million, or 302.7%, to $6.1 million in the second quarter of 1997 from $1.5 million in the second quarter of 1996. The increase in absolute dollars was primarily due to the inclusion of the $3.5 million in selling, general and administrative expenses of the Founding Companies in the second quarter of 1997 together with increased compensation to existing staff and staff added to support anticipated growth. Selling, general and administrative expenses decreased as a percentage of revenues from 25.6% in the second quarter of 1996 to 22.1% in the second quarter of 1997, primarily due to the spreading of corporate overhead over a larger revenue base.

Interest Expense, Net

         Interest expense, net of interest income, was $42,000 in the second quarter of 1996. Interest income, net of interest expense of $34,000 in the second quarter of 1997, resulted from interest income on cash provided from the Offering and consolidation of banking facilities of the Founding Companies effective June 1, 1996.

Provision for Income Taxes

         The Company's provision for income taxes increased to $575,000 in the second quarter of 1997, which reflects an adjustment to bring the year-to-dateprovision on pre-tax income to 39%. The Company expects that its effective statutory tax rate for the year ending March 31, 1997 will approximate 39%.

                         PRO FORMA RESULTS OF OPERATIONS

               Six Months Ended September 30, 1996 Compared to
                    Six Months Ended September 30, 1995

Revenues.

      Revenues increased $10.8 million, or 25.4%, to $53.2 million in the six months ended September 30, 1996 ("first half of 1997") from $42.4 million in the six months ended September 30, 1995 ("first half of 1996"). The increase was primarily attributable to a 17.5% increase in total client service hours provided to 905,000 hours in the first half of 1997 from 770,000 hours in the first half of 1996, and a 6.3% increase in the average hourly billing rate to $58.25 in the first half of 1997 from $54.78 in the first half of 1996. The increase in hourly billing rate reflects increased demand for employees and consultants with higher skill levels and a more favorable economic climate. The increases discussed above were in addition to an increase in placement fee revenues generated to $434,000 in the first half of 1997 from $237,000 in the first half of 1996.

Gross Margin

     The pro forma gross margin increased $4.1 million, or 38.0%, to $14.9 million in the first half of 1997 from $10.8 million in the first half of 1996, primarily as a result of an increase in hours of service provided to clients. Gross margin as a percentage of revenues increased to 27.9% in the first half of 1997 from 25.4% in the first half of 1996, principally due to an increase in project management engagements, which generally have higher gross margins.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses on a pro forma basis increased $3.1 million, or 36.8%, to $11.4 million in the first half of 1997 from $8.3 million in the first half of 1996. The increase in absolute dollars was primarily due to increased compensation to existing staff and staff added to support current and anticipated future growth, increased occupancy expenses and related operating costs associated with the Company's growth. Selling, general and administrative expenses as a percentage of revenues were 21.4% for the first half of 1997 as compared to 19.6% for the first half of 1996.

Interest Expense, Net
 .
     Interest expense, net of interest income on a pro forma basis was $199,000 in the first half of 1996. Interest income, net of interest expense of $100,000 in the first half of 1997, resulted from interest income on cash provided from the Offering and consolidation of banking facilities of the Founding Companies.

Provision for Income Taxes

     Provision for income taxes on a pro forma basis were $1.4 million an effective tax rate of 38.0% of pro forma income before provision for income taxes for the first half of 1997, compared to $901,000 an effective tax rate of 40.0% of pro forma income before provision for income taxes for the first half of 1996. The reduced rate reflects an expansion of operations in states which do not have state income taxes.



                    HISTORICAL COMBINED RESULTS OF OPERATIONS

                 Six Months Ended September 30, 1996 Compared to
                       Six Months Ended September 30, 1995

Revenues.

     Revenues increased $41.4 million, or 352.0%, to $53.2 million in the first half of 1997 from $11.8 million in the first half of 1996. The increase was primarily attributable to the inclusion of $36.8 million in revenues of the Founding Companies in the first half of 1997 coupled with a 19.2% increase in total client service hours provided by the Pooled Companies to 310,000 hours in the first half of 1997 from 260,000 hours in the first half of 1996, and a 16.5% increase in the average hourly billing rate of the Pooled Companies to $52.31 in the first half of 1997 from $44.89 in the first half of 1996. The increase in hourly billing rate reflects increased demand for employees and consultants with higher skill levels and a more favorable economic climate.

Gross Margin.

     Gross margin increased $11.3 million, or 319.0%, to $14.9 million in the first half of 1997 from $3.5 million in the first half of 1996, primarily due to the inclusion of the $9.5 million in gross margin of the Founding Companies in the first half of 1997 together with an increase in hours of service provided to clients by the Pooled Companies. Gross margin as a percentage of revenues decreased to 27.9% in the first half of 1997 from 30.1% in the first half of 1996, primarily due to lower gross margins inherent in the engagements of the Founding Companies.

Non-Recurring Transaction Costs

     Non-recurring transaction costs include expenditures associated with the acquisition of the Pooled Companies as a result of accounting for the acquisitions as poolings-of-interests.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $8.5 million, or 280.4%, to $11.5 million in the first half of 1997 from $3.0 million in the first half of 1996. The increase in absolute dollars was primarily due to the inclusion of the $6.5 million in selling, general and administrative expenses for the Founding Companies in the first half of 1997 together with increased compensation to existing staff and staff added to support anticipated growth. Selling, general and administrative expenses decreased as a percentage of revenues from 25.6% in the first half of 1996 to 21.6% in the first half of 1997, primarily due to the spreading of corporate overhead over a larger revenue base.

Interest Expense, Net

     Interest expense, net of interest income, was $70,000 in the first half of 1996. Interest income, net of interest expense of $86,000 in the first half of 1997, resulted from interest income on cash provided from the Offering and consolidation of the banking facilities of the Founding Companies.

Provision for Income Taxes

     The Company's provision for income taxes increased to $1.9 million in the first half of 1997, which includes an $799,000 provision related to the termination of the S corporation status of the Pooled Companies together with a 39% provision on pre-tax income. The Company expects that its effective statutory tax rate for the year ending March 31, 1997 will approximate 38%.

                         LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its growth principally through cash flows from operations, periodic borrowings under its credit facilities, and cash generated from the February 20, 1996 sale of stock to the public.

         The Company's primary source of liquidity is the collection of its accounts receivable. Accounts receivable have grown as the Company's operations have grown. Receivables decreased to 62 days of revenue at September 30, 1996 from 65 days of revenue at March 31, 1996. The Company's ability to reduce significantly the aging of its outstanding receivables is limited because of a continuing general trend by clients to slow their payment of invoices as a means of managing cash. Should the Company not be able to bill and collect for its services on a timely basis, the Company could utilize existing cash on hand or draw upon available credit facilities to finance its operations.

         Cash flow provided by operating activities was $161,000 for the six months ended September 30, 1996. During this period the Company has utilized this cash plus a portion of existing cash balance to acquire fixed assets ($1.3) million and to reduce short term debt ($2.8) million. The average balance of such borrowings outstanding was approximately $2.8 million and approximately $1.3 million during the first six months of 1997 and 1996, respectively.

         At September 30, 1996, the Company had $10.0 million in cash and cash equivalents as compared to $14.5 million at March 31, 1996. At September 30, 1996, the Company had short-term notes payable under its bank revolving credit facilities and current installments of long-term obligations outstanding in the amount of $1.6 million. Long-term obligations, consisting of capital lease obligations and equipment loans, totaled $341,000 at September 30, 1996 compared to $942,000 at March 31, 1996.

         Cotelligent and each of the Founding Companies had separate banking relationships through May 31, 1996. Effective June 1, 1996, these separate banking relationships were consolidated into a single banking relationship with a major bank. The single relationship will provide for a more effective means of managing operating capital. The new relationship provides a credit facility (the "Facility") in the amount of $20.0 million for the Company, secured by accounts receivable and other assets of the Company. ESP and ISI terminated their separate banking relationship in September 1996 and are now included in the consolidated credit facility. JTI will begin using the Company's banking relationship in the near term. Borrowings on the Facility bear interest at the bank's prime rate. The Company intends to borrow from time-to-time to meet normal operating needs, finance its receivables or to effect acquisitions in connection with its acquisition strategy.

         As of April 1, 1995, BFR terminated its S corporation status. As a result, federal and state income taxes of approximately $463,000 are expected to be paid ratably over the next two years. ESP and ISI terminated their respective S corporation elections on June 28, 1996. The termination of these elections will result in federal and state income taxes of approximately $800,000 being paid ratably over the next four years.

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

           None.

Item 3.  Defaults Upon Senior Securities.

           None.

Item 4.  Submission of Matters to a Vote of Security Holders.

           (A.) The Company held its annual meeting of stockholders on September 10, 1996.

           (B.) The following persons were elected to serve as directors for a three-year term expiring at the Annual Meeting in 1999:

                                    Edward E. Faber
                                    Daniel M. Beals
                                    Linda M. Cassell
                                    Harvey L. Poppel

                  The following persons are directors whose terms of office
                    continue after the meeting and expire at the annual meeting in 1997:

                                    Anthony M. Frank
                                    James R. Lavelle
                                    Bjorn E. Nordemo

                  The following persons are directors whose terms of office
                    continue after the meeting and expire at the annual meeting in 1998:

                                    Michael L. Evans
                                    Jeffery J. Bernardis
                                    John E. Chamberlain
                                    B. Tom Green

           (C.)    The following is a brief description of each matter voted
                    upon at the annual meeting:

                  1.   Elections of four directors to serve for a three-year
                         term expiring at the annual meeting 1999.

                                                  For      Against    Abstain
                          Edward E. Faber     5,995,868       0          350
                          Daniel M. Beals     5,995,868       0          350
                          Linda M. Cassell    5,995,868       0          350
                          Harvey L. Poppel    5,995,868       0          350

                        PART II - OTHER INFORMATION
                                 (Continued)

                  2.   Approve the appointment of Price Waterhouse LLP as the
                         Company's independent certified public accountants.

                                    FOR           5,988,008
                                    AGAINST           5,100
                                    ABSTAIN           3,000

                  3.   Approve the Employee Stock Purchase Plan of the Company

                                    FOR           5,973,211
                                    AGAINST          14,897
                                    ABSTAIN           8,000

           (D.)    N/A


Item 5.  Other Information.

           None.


Item 6 Exhibits and Reports on Form 8-K.

           (a)    Exhibits.

           (b)    Reports on Form 8-K.

                  Thefollowing reports on Form 8-K have been filed during the quarter ended September 30, 1996:

                  Cotelligent Group, Inc. acquisition of Innova Solutions, Inc.
                    nd ESP Software Services, Inc. - July 12, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                             COTELLIGENT GROUP, INC



Date:   November 14, 1996                        By :   /s/  Duane W. Bell

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