Form 10-Q/A
period 1996-06-30
COTELLIGENT GROUP INC
filed 1996-11-15
CIK 1004963

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              Form 10-Q/A

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



                             COTELLIGENT GROUP, INC



Date: August 13, 1996       By :  /s/  Curtis J. Parker
      -------------------         ---------------------
                                  Curtis J. Parker
                                  Vice President and
                                   Chief Accounting Officer

                           EXHIBIT INDEX



NUMBER                          EXHIBIT                             PAGE

None