Form 10-Q
period 1996-12-31
COTELLIGENT GROUP INC
filed 1997-02-14
CIK 1004963

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

 (Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996
                                                        OR

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

         Indicates by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         At February 14, 1997, there were 9,697,369 shares of common stock outstanding.

                             COTELLIGENT GROUP, INC.


                                      INDEX

                         Part 1 - Financial Information


         Item 1. Financial Statements

                  Cotelligent Group, Inc.
                      Balance Sheet at March 31, 1996 and December 31, 1996 Statement of Operations for the Three and Nine Months
                         Ended December 31, 1995 and 1996 (Unaudited)
                      Statement of Cash Flows for the Nine Months Ended
                         December 31, 1995 and 1996(Unaudited)

         Item 2. Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


                           Part II - Other Information

                                 COTELLIGENT GROUP, INC.

                                CONSOLIDATED BALANCE SHEET

                             (In Thousands Except Share Data)

                                                                              March 31, 1996          December 31, 1996
                                                                            ---------------------     ---------------------
                                                                                                         (Unaudited)
Current Assets:
     Cash and cash equivalents........................................     $            14,574         $           6,024
     Marketable securities............................................                      26                         -
     Accounts receivable (billed and unbilled), net...................                  18,666                    24,561
     Notes from stockholders..........................................                      74                        38
     Notes receivable.................................................                     136                         -
     Notes receivable from related party..............................                     105                         -
     Prepaid expenses and other current assets........................                     770                     1,181
                                                                         ---------------------     ---------------------
         Total current assets.........................................                  34,351                    31,804
                                                                         ---------------------     ---------------------
Property and equipment, net...........................................                   1,690                     3,519
Deferred income taxes.................................................                     247                       190
Goodwill..............................................................                       -                     2,899
Other assets..........................................................                     160                       166
                                                                          =====================     =====================
         Total assets.................................................        $         36,448          $         38,578
                                                                          =====================     =====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Short-term debt...................................................     $           4,863        $             6,156
     Accounts Payable..................................................                 1,428                      3,071
     Accrued compensation and related payroll liabilities..............                 4,737                      4,969
     Income taxes payable..............................................                 1,243                        877
     Deferred income taxes.............................................                   560                        420
     Due to related party..............................................                   417                          -
     Other accrued liabilities.........................................                 1,626                      1,010
                                                                         ---------------------       --------------------
         Total current liabilities.....................................                14,874                     16,503
                                                                         ---------------------       --------------------
Long-term debt.........................................................                   450                        200
Other long-term liabilities............................................                   942                        341

Stockholders' equity:
     Common Stock, $0.01 par value;100,000,000 shares authorized;
        7,917,440 and 7,953,440 shares outstanding, respectively.......                   91                          92
     Preferred Stock, $0.01 par value; 500,000 shares authorized; none
        issued and outstanding.........................................                    -                           -
     Additional paid-in capital........................................               18,430                      18,357
     Retained earnings ................................................                1,661                       3,112
                                                                        ---------------------        --------------------
        Total stockholders' equity.....................................               20,182                      21,561
                                                                        =====================        ====================
        Total liabilities and stockholders' equity.....................     $         36,448            $         38,578
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

                         COTELLIGENT GROUP, INC.

                    CONSOLIDATED STATEMENT OF OPERATIONS

              (In Thousands Except Share and Per Share Data)
                              (Unaudited)




                                                     Three Months                            Pro Forma Three       Pro Forma Nine
                                                        Ended           Nine Months Ended       Months Ended         Months Ended
                                                   December 31, 1996    December 31, 1996   December 31, 1996    December 31, 1996
                                                  ------------------   ------------------   ------------------   -------------------

Revenues......................................... $         32,219      $          99,438    $         36,219     $          99,438
Cost of services.................................           26,170                 71,119              26,170                71,119
                                                  -----------------     ------------------   -----------------    ------------------
     Gross Margin...............................            10,049                 28,319              10,049                28,319
Non-recurring transaction costs.................               316                  1,107                   -                     -
Selling, general and administrative expenses....             7,572                 21,765               7,395                21,005
                                                  -----------------     ------------------   -----------------    ------------------
     Operating income...........................             2,158                  5,447               2,654                 7,314
Other (income) expense:
     Interest expense...........................               134                    293                 134                   279
     Interest income............................               (65)                  (273)                (65)                 (273)
     Other......................................              (114)                  (167)               (114)                 (167)
                                                  -----------------     ------------------   -----------------    ------------------
       Total other..............................               (45)                  (147)                (45)                 (161)
                                                  -----------------     ------------------   -----------------    ------------------
Income before provision for income taxes........             2,203                  5,594               2,699                 7,475
Provision for income taxes......................               821                  2,435               1,026                 2,840
                                                  -----------------     ------------------    ----------------    ------------------
Net income......................................   $         1,382       $          3,159      $        1,673     $           4,635
                                                  =================     ==================    ================    ==================


Net income per share (Note 4)...................  $           0.15      $            0.34     $           .18     $             .49
                                                  =================     ==================    ================    ==================

Weighted average shares outstanding............         9,442,464               9,404,603            9,442,464            9,404,603
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

                                   (CONTINUED)

                              COTELLIGENT GROUP, INC.

                         CONSOLIDATED STATEMENT OF OPERATIONS

                    In Thousands Except Share and Per Share Data)
                                   (Unaudited)



                                                    Three Months                             Pro Forma Three    Pro Forma Nine
                                                       Ended           Nine Months Ended      Months Ended        Months Ended
                                                   December 31, 1995   December 31, 1995    December 31, 1995   December 31, 1995
                                                  ------------------  -------------------  ------------------  -------------------

Revenues......................................... $          10,555    $          32,908     $        26,165     $         77,887
Cost of services.................................             7,286               22,918              18,808               56,914
                                                  ------------------  -------------------  ------------------  -------------------
     Gross Margin...............................              3,269                9,990               7,357               20,973
Non-recurring transaction costs.................                  -                    -                   -                    -
Selling, general and administrative expenses....              2,674                8,227               5,386               15,581
                                                  ------------------  -------------------   -----------------  -------------------
     Operating income...........................                595                1,763               1,971                5,392
Other (income) expense:
     Interest expense...........................                 65                  191                 135                  410
     Interest income............................                 (2)                  (5)                (10)                 (42)
     Other......................................                 10                 (330)                  7                  (31)
                                                  ------------------  --------------------   ----------------  -------------------
       Total other..............................                 73                 (144)                132                  337
                                                  ------------------  --------------------   ----------------  -------------------
Income before provision for income taxes........                522                1,907               1,839                5,055
Provision for income taxes......................                 (2)                  45                 736                2,022
                                                  ==================  ====================   ================  ===================
Net Income......................................   $            524    $           1,862      $        1,103    $           3,033
                                                  ==================  ====================   ================  ===================


Net income per share (Note 4)...........................................................     $          0.15    $            0.42
                                                                                             ================  ===================

Weighted average shares outstanding.....................................................           7,303,824            7,303,824
                                                                                             ================  ===================


The accompanying notes are an integral part of these consolidated financial statements

                                   COTELLIGENT GROUP, INC.

                              CONSOLIDATED STATEMENT OF CASH FLOWS

                                      (In Thousands)
                                       (Unaudited)


                                                                                Nine Months Ended
                                                                    ----------------------------------------
                                                                    December 31, 1995    December 31, 1996
                                                                    ------------------   -------------------
Cash flows from operating activities:
    Net income................................................      $           1,862    $            3,159
    Adjustments to reconcile net income to net cash provided
       by operating activities:
       Depreciation and amortization..........................                    242                   586
       (Gain)loss on disposal of property and equipment.......                   (347)                   48
       Deferred income taxes, net.............................                    644                   (83)
       Changes in current assets and liabilities:
           Accounts receivable................................                   (294)               (5,895)
           Prepaid expenses and other current assets..........                     (9)                 (411)
           Accounts payable and accrued expenses..............                   (144)                1,875
           Income taxes payable...............................                    540                  (366)
           Increase (decrease) in other liabilities                                 -                (1,526)
       Changes in other assets................................                   (177)                   10
                                                                 ---------------------  --------------------
           Net cash provided by (used in)operating activities.                  2,317                (2,603)
                                                                 ---------------------  --------------------
Cash flows from investing activities:
   Proceeds on sale of assets.................................                    394                     -
   Purchase of businesses, net of cash of acquired companies..                      -                (2,915)
   Purchases of property and equipment........................                   (339)               (2,415)
   Net repayments from (advances to) related parties..........                   (669)                 (105)
                                                                 ---------------------  --------------------
            Net cash used in investing activities.............                   (614)               (5,435)
                                                                 ---------------------  --------------------
Cash flows from financing activities:
   Repurchase of common stock.................................                   (123)                    -
   Payments on long-term debt.................................                    (40)                 (250)
   Net borrowings (repayments) on short-term debt.............                   (384)                1,293
   Net borrowings (repayments) on loans with related parties..                   (342)                  105
   Net proceeds from issuance of common stock.................                    382                    48
   Distribution to founding Companies former stockholders.....                 (1,038)               (1,566)
   Dividends..................................................                      -                  (142)
                                                                 ---------------------  --------------------
            Net cash provided by (used in) financing activities                (1,545)                 (512)
                                                                 ---------------------  --------------------
   Net increase (decrease) in cash and cash equivalents.......                    158                (8,550)
   Cash and cash equivalents at beginning of period...........                    492                14,574
                                                                 ---------------------  --------------------
   Cash and cash equivalents at end of period................    $                650    $            6,024
                                                                 =====================  ====================
Supplemental disclosures of cash flow information:
   Interest paid.............................................     $               436    $              293
   Income taxes paid ........................................     $               727    $            3,272

                             COTELLIGENT GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS
                 (In Thousands, Except Share and Per Share Data)

Note 1 - Business Organization and Basis of Presentation

         Cotelligent Group, Inc. ("Cotelligent" or the "Company") was formed to acquire, own and operate software professional services businesses specializing in providing information technology ("IT") consultants on a contract basis and consulting and outsourcing services to business with complex IT operations. On February 20, 1996, Cotelligent acquired (the
"Acquisitions")  four  companies (the  "Founding   Companies"): Financial  Data
Systems,  Inc.("FDSI"),  BFR Co.,  Inc.("BFR"),  Data  Arts  & Sciences,   Inc.
(`DASI")  and  Chamberlain Associates,   Inc.  ("CAI").  All outstanding shares
of the Founding Companies' capital stock were converted into shares of Cotelligent Common Stock concurrently with the consummation of an initial public offering (the "Offering") of such Common Stock.

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

         On June 28, 1996 Cotelligent acquired ESP Software Services, Inc. ("ESP") and INNOVA Solutions, Inc.("ISI"), on September 30, 1996 Cotelligent acquired JasTech, Inc. and JasTech of Florida, Inc. ("JTI") and on November 27, 1996 Cotelligent acquired Pittsburgh Business Consultants ("PBC") (collectively the "Pooled Companies") in business combinations accounted for under the pooling-of-interests method.

          Additionally, the Company acquired two businesses accounted for as a purchase. The resulting goodwill of $2.9 million is being amortized over 30 years.

         The accompanying consolidated financial statements include Cotelligent Group, Inc., restated to give effect to the acquisitions of the Pooled Companies, through the date of acquisition of the Founding Companies on February 20, 1996, after which the financial statements also reflect the results of the Founding Companies.

         The pro forma statements of operations includes the results of the Founding Companies and the Pooled Companies as if they had been combined since April 1, 1995. Pro forma data also reflects adjustments for: (i) compensation differentials to former owners of the acquired entities; (ii) termination of contributions to retirement plans; (iii) incremental selling, general and administrative costs associated with Cotelligent's corporate activities ; (iv) the exclusion of non-recurring transaction costs related to the acquisition of the Pooled Companies; and (v) income taxes as if the entities were combined and subject to the effective federal and state statutory rates throughout the periods presented.

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

                             COTELLIGENT GROUP, INC.

                 (In Thousands Except Share and Per Share Data)
                                   (Unaudited)

Note 3 - Changes in Stockholders' Equity


                                                                                                                   Total
                                                                          Additional Paid       Retained        Stockholders'
                                                     Common Stock          -In   Capital        Earnings           Equity
                                               ------------------------  -----------------   -------------   -----------------
                                                  Shares       Amount
                                               ------------- ----------
Balance at March 31, 1996...................       9,119,914  $     91    $        18,430     $     1,008       $     19,289
Dividends...................................               -         -                  -          (1,708)              (385)
Distribution to former ESP stockholder......               -         -              (423)              -                (423)
Issuance of Common Stock....................          45,853         1               168               -                 169
Tax benefit on stock options................               -         -               182               -                 182
Net Income..................................               -         -                 -            3,159              3,159
Balance at September 30, 1996...............   ------------- ----------  -----------------   -------------   -----------------
                                                   9,165,767  $     92      $     18,357     $      3,476       $     19,562
                                               ============= ==========  =================   =============   =================



Note 4 - Earnings Per Share

         Historical earnings per share for the quarter and six months ended September 30, 1995 has not been presented because it is not considered meaningful as a result of the merger of the Founding Companies and simultaneous Offering of the Company's stock, all which occurred on February 20, 1996 (See Note 1). Earnings per share has been presented on a historical basis for the second quarter fiscal 1997 and on a pro forma basis for all periods presented.

Note 5 - Unaudited Pro Forma Income Tax Information

         Prior to the acquisition of the Pooled Companies, ISI, ESP and JasTech of Florida, Inc. were S corporations and, accordingly, the financial statements of ISI, ESP and JasTech of Florida, Inc. did not reflect a provision for income taxes, as income taxes were the responsibility of the individual stockholders. Effective with their respective acquisitions ISI, ESP and JasTech of Florida, Inc. terminated their S corporation status. The following unaudited pro forma income tax information is presented in accordance with Statement of Financial Accounting Standards No. 109 as if the companies had been a C corporation subject to federal and state income taxes thoughout the periods presented.

                                                               Three Months       Nine Months        Three Months       Nine Months
                                                                  Ended              Ended               Ended              Ended
                                                                December 31,       December 31,       December 31,      December 31,
                                                                   1995               1995               1996               1996
                                                               -------------      -------------      -------------     ------------
Income before provision for income taxes....................... $      522         $     1,907        $     2,203       $     5,594
Provision for income taxes.....................................        141                 525                837             2,126
                                                                ------------       ------------       ------------      -----------
Pro forma net income..........................................  $      381         $     1,382        $     1,366       $     3,468
                                                                ------------       ------------       ------------      -----------

                               ITEM 2
       Management's Discussion and Analysis of Financial Condition
                     and Results of Operations

Overview

         Cotelligent was formed in February 1993 to acquire, own and operate software professional services businesses specializing in providing information technology ("IT") consultants on a contract basis and consulting and outsourcing services to businesses with complex IT operations. On February 20, 1996, Cotelligent acquired (the "Acquisitions") four companies (the
"Founding   Companies"):Financial  Data  Systems,  Inc.("FDSI"),  BFR  Co., Inc.
("BFR"), Data Arts & Sciences, Inc. ("DASI") and Chamberlain Associates, Inc. ("CAI"). The Founding Companies have operated since 1975 (DASI), 1980
(CAI),  1982 (FDSI) and 1985 (BFR).

         On June 28, 1996 Cotelligent acquired two Companies which have operated since 1987 ESP Software Services ("ESP") and 1991 Innova Solutions Inc. ("ISI"). On September 30, 1996 Cotelligent acquired JasTech (JTI) which has operated since 1984. On November 27, 1996 Cotelligent acquired Pittsburgh Business Consultants ("PBC") which has operated since 1983.

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

                     PRO FORMA RESULTS OF OPERATIONS

               Three Months Ended December 31, 1996 Compared to
                    Three Months Ended December 31, 1995


Revenues

         Revenues on a pro forma basis increased $10.0 million, or 38.4%, to $36.2 million in the three months ended December 31, 1996 ("third quarter of 1997") from $26.2 million in the three months ended December 31, 1995 ("third quarter of 1996"). The increase was primarily attributable to a 37.0% increase in total client service hours provided to 643,000 hours in the third quarter of 1997 from 470,000 hours in the third quarter of 1996, and a 1.3% increase in the average hourly billing rate to $55.86 in the third quarter of 1997 from $55.17 in the third quarter of 1996. These increases were in addition to an increase in placement fee revenues generated to $286,000 in the third quarter of 1997 from $255,000 in the third quarter of 1996.

Gross Margin

         The pro forma gross margin increased $2.6 million, or 36.6 %, to $10.0 million in the third quarter of 1997 from $7.4 million in the third quarter of 1996, primarily as a result of an increase in hours of service provided to clients. Gross margin as a percentage of revenues decreased to 27.7% in the third quarter of 1997 from 28.1% in the third quarter of 1996, principally due to a decrease in placement fee revenues as a percentage of total revenues and an increase of low margin ancillary services provided to a key client.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses on a pro forma basis increased $2.0 million, or 37.9%, to $7.4 million in the third quarter of 1997 from $5.4 million in the third quarter of 1996. The increase in absolute dollars was primarily due to increased compensation to existing staff and staff added to support current and anticipated future growth, increased occupancy expenses and related operating costs associated with the Company's growth. Selling, general and administrative expenses as a percentage of revenues were 20.4% for the third quarter of 1997 as compared to 20.5% for the third quarter of 1996.

Interest Expense, Net

         Interest expense, net of interest income on a pro forma basis was $125,000 in the third quarter of 1996 and $69,000 in the third quarter of 1997.

Provision for Income Taxes

         Provision for income taxes on a pro forma basis were $1.0 million, an effective tax rate of 38.0% of pro forma income before provision for income taxes for the third quarter of 1997, compared to $736,000, an effective tax rate of 40.0% of pro forma income before provision for income taxes for the third quarter of 1996. The reduced tax rate reflects an expansion of operations in states which do not have state income taxes.

                    HISTORICAL COMBINED RESULTS OF OPERATIONS

               Three Months Ended December 31, 1996 Compared to Three
                         Months Ended December 31, 1995

Revenues

         Revenues increased $25.6 million, or 243.1%, to $36.2 million in the third quarter of 1997 from $10.6 million in the third quarter of 1996. The increase was primarily attributable to the inclusion of $20.2 million of revenues of the Founding Companies in the third quarter of 1997 coupled with a 47.8% increase in total client service hours provided by the Pooled Companies to 331,000 hours in the third quarter of 1997 from 224,000 hours in the third quarter of 1996, and an 3.1% increase in the average hourly billing rate of the Pooled Companies to $47.88 in the third quarter of 1997 from $46.44 in the third quarter of 1996. The increase in hourly billing rate reflects increased demand for employees and consultants with higher skill levels and a more favorable economic climate. The increases discussed above were in addition to an increase in placement fee revenues of the Pooled Companies.

Gross Margin

         Gross margin increased $6.7 million, or 207.4%, to $10.0 million in the third quarter of 1997 from $3.3 million in the third quarter of 1996, primarily due to the inclusion of the $5.4 million in gross margin of the Founding Companies in the third quarter of 1997 together with an increase in hours of service provided to clients. Gross margin as a percentage of revenues decreased to 27.7% in the third quarter of 1997 from 31.0% in the third quarter of 1996, primarily due to lower margins achieved by the Founding Companies.

Non - Recurring Transaction Costs

         Non-recurring transaction costs include expenditures associated with the acquisition of the Pooled Companies and are expended as a result of accounting for the acquisitions as poolings-of-interests.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased $4.9 million, or 183.2%, to $7.6 million in the third quarter of 1997 from $2.7 million in the third quarter of 1996. The increase in absolute dollars was primarily due to the inclusion of the $4.4 million in selling, general and administrative expenses of the Founding Companies in the third quarter of 1997 together with increased compensation to existing staff and staff added to support anticipated growth. Selling, general and administrative expenses decreased as a percentage of revenues from 25.3% in the third quarter of 1996 to 20.9% in the third quarter of 1997, primarily due to the spreading of corporate overhead over a larger revenue base.

Interest Expense, Net

         Interest expense, net of interest income, was $63,000 in the third quarter of 1996 and $69,000 in the third quarter of 1997.

Provision for Income Taxes

         The Company's provision for income taxes increased to $925,000 in the third quarter of 1997, which reflects an adjustment to bring the year-to-date-provision on pre-tax income to 42%. The Company expects that its effective statutory tax rate for the year ending March 31, 1997 will approximate 40%.

                         PRO FORMA RESULTS OF OPERATIONS

                Nine Months Ended December 31, 1996 Compared to
                     Nine Months Ended December 31, 1995

Revenues

      Revenues on a pro forma basis increased $21.5 million, or 27.7%, to $99.4 million in the nine months ended December 31, 1996 ("first three quarters of 1997") from $77.9 million in the nine months ended December 31, 1995 ("first three quarters of 1996"). The increase was primarily attributable to a 21.1% increase in total client service hours provided to 1,751,000 hours in the first three quarters of 1997 from 1,446,000 hours in the first three quarters of 1996, and a 5.1% increase in the average hourly billing rate to $56.17 in the first three quarters of 1997 from $53.47 in the first three quarters of 1996. The increase in hourly billing rate reflects increased demand for employees and consultants with higher skill levels and a more favorable economic climate. These increases were in addition to an increase in placement fee revenues generated to $1.1 million in the first three quarters of 1997 from $566,000 in the first three quarters of 1996.

Gross Margin

     The pro forma gross margin increased $7.3 million, or 35.0%, to $28.3 million in the first three quarters of 1997 from $21.0 million in the first three quarters of 1996, primarily as a result of an increase in hours of service provided to clients. Gross margin as a percentage of revenues increased to 28.5% in the first three quarters of 1997 from 26.9% in the first three quarters of 1996, principally due to an increase in project management engagements, which generally have higher gross margins and an increase in placement fee revenues as a percentage of total revenues.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses on a pro forma basis increased $5.4 million, or 35.5%, to $21.0 million in the first three quarters of 1997 from $15.6 million in the first three quarters of 1996. The increase in absolute dollars was primarily due to increased compensation to existing staff and staff added to support current and anticipated future growth, increased occupancy expenses and related operating costs associated with the Company's growth. Selling, general and administrative expenses as a percentage of revenues were 21.1% for the first three quarters of 1997 as compared to 20.0% for the first three quarters of 1996.

Interest Expense, Net

     Interest expense, net of interest income on a pro forma basis was $368,000 in the first three quarters of 1996 and $6,000 in the first three quarters of 1997.

Provision for Income Taxes

     Provision for income taxes on a pro forma basis were $2.8 million an effective tax rate of 38.0% of pro forma income before provision for income taxes for the first three quarters of 1997, compared to $2.0 million an effective tax rate of 40.0% of pro forma income before provision for income taxes for the first three quarters of 1996. The reduced tax rate reflects an expansion of operations in states which do not have state income taxes.

                    HISTORICAL COMBINED RESULTS OF OPERATIONS

                Nine Months Ended December 31, 1996 Compared to Nine
                         Months Ended December 31, 1995

Revenues

     Revenues increased $66.5 million, or 202.2%, to $99.4 million in the first three quarters of 1997 from $32.9 million in the first three quarters of 1996. The increase was primarily attributable to the inclusion of $57.0 million in revenues of the Founding Companies in the first three quarters of 1997 coupled with a 18.0% increase in total client service hours provided by the Pooled Companies to 907,000 hours in the first three quarters of 1997 from 769,000 hours in the first three quarters of 1996, and a 9.1% increase in the average hourly billing rate of the Pooled Companies to $49.52 in the first three quarters of 1997 from $45.41 in the first three quarters of 1996. The increase in hourly billing rate reflects increased demand for employees and consultants with higher skill levels and a more favorable economic climate.

Gross Margin

     Gross margin increased $18.3 million, or 183.5%, to $28.3 million in the first three quarters of 1997 from $10.0 million in the first three quarters of 1996, primarily due to the inclusion of the $9.5 million in gross margin of the Founding Companies in the first three quarters of 1997 together with an increase in hours of service provided to clients by the Pooled Companies. Gross margin as a percentage of revenues decreased to 28.5% in the first three quarters of 1997 from 30.4% in the first three quarters of 1996, primarily due to lower gross margins achieved by the Founding Companies.

Non-Recurring Transaction Costs

     Non-recurring transaction costs include expenditures associated with the acquisition of the Pooled Companies as a result of accounting for the acquisitions as poolings-of-interests.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $13.6 million, or 164.6%, to $21.8 million in the first three quarters of 1997 from $8.2 million in the three quarters first of 1996. The increase in absolute dollars was primarily due to the inclusion of the $12.9 million in selling, general and administrative expenses for the Founding Companies in the first three quarters of 1997 together with increased compensation to existing staff and staff added to support anticipated growth. Selling, general and administrative expenses decreased as a percentage of revenues from 25.0% in the first three quarters of 1996 to 21.9% in the first three quarters of 1997, primarily due to the spreading of corporate overhead over a larger revenue base.

Interest Expense, Net

     Interest expense, net of interest income, was $186,000 in the first three quarters of 1996 and $20,000 in the first three quarters of 1997.

Provision for Income Taxes

     The Company's provision for income taxes increased to $3.1 million in the first three quarters of 1997, which includes an $799,000 provision related to the termination of the S corporation status of the Pooled Companies together with a 42% provision on pre-tax income. The Company expects that its effective statutory tax rate for the year ending March 31, 1997 will approximate 40%.

                         LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its growth principally through cash flows from operations, periodic borrowings under its credit facilities and cash generated from the February 20, 1996 Offering to the public.

         The Company's primary source of liquidity is the collection of its accounts receivable. Accounts receivable have grown as the Company's operations have grown. Receivables increased to 68 days of revenue at December 31, 1996 from 63 days of revenue at March 31, 1996. The increase in days of revenue is due to a continuing general trend by clients to slow their payment of invoices as a means of managing cash. Should the Company not be able to bill and collect for its services on a timely basis, the Company could use utilize existing cash on hand or draw upon available credit facilities to finance its operations.

         Cash flow used by operating activities was $2.6 million for the nine months ended December 31, 1996, which includes $1.1 million used to pay non-recurring cost to acquire the Pooled Companies. During this period the Company utilized this cash plus a portion of existing cash balances to acquire fixed assets ($2.4 million) and purchase the operations of two companies ($2.9 million). The average balance of such borrowings outstanding was approximately $4.1 million and approximately $1.8 million during the first nine months of 1997 and 1996, respectively.

         At December 31, 1996, the Company had $6.0 million in cash and cash equivalents as compared to $14.6 million at March 31, 1996. At December 31, 1996, the Company had short-term notes payable under its bank revolving credit facilities and current installments of long-term obligations outstanding in the amount of $6.2 million. Long-term obligations, consisting of capital lease obligations and equipment loans, totaled $314,000 at December 31, 1996 compared to $942,000 at March 31, 1996.

         Cotelligent and each of the Founding Companies had separate banking relationships through May 31, 1996. Effective June 1, 1996, these separate banking relationships were consolidated into a single banking relationship with a major bank. The single relationship provides for a more effective means of managing operating capital. The new relationship provides a credit facility (the "Facility") in the amount of $20.0 million for the Company, secured by accounts receivable and other assets of the Company. ESP and ISI terminated their separate banking relationship in September 1996 and are now included in the consolidated credit facility JTI and PBC will begin using the Company's banking relationship in the near term. Borrowings on the Facility bear interest at the bank's prime rate. The Company intends to borrow from time-to-time to meet normal operating needs, finance its receivables or to effect acquisitions in connection with its acquisition strategy.

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

         The Company believes the net proceeds from the sale of Common Stock in the Offering, together with existing sources of liquidity and funds generated from operations, provides adequate cash to fund its anticipated cash needs at least through the next six months.

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

           None.


Item 5.  Other Information.

           None.


Item 6   Exhibits and Reports on Form 8-K.

           (a)    Exhibits.

           (b)    Reports on Form 8-K.

                  The following reports on Form 8-K have been filed during the quarter ended December 31, 1996:

                  (1)    Cotelligent Group, Inc. acquisition of Pittsburgh
                           Business Consultants. - December 11, 1996

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                             COTELLIGENT GROUP, INC



Date:   February 14, 1997                By :   /s/  Curtis J. Parker
        -----------------                       ---------------------
                                                Curtis J. Parker
                                                Vice President and Chief
                                                  Accounting Officer

                                  EXHIBIT INDEX



NUMBER                              EXHIBIT                             PAGE

None