Form 10-K
period 1997-03-31
COTELLIGENT GROUP INC
filed 1997-06-30
CIK 1004963

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)  OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the fiscal year ended March 31, 1997
                                       OR

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

Securities registered pursuant to Section 12(b)of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES__X__ NO_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $108,547,334 based on the closing price of $14.00 of the registrant's Common Stock as reported on the NASDAQ National Market on June 24, 1997.

The number of shares of the registrant Common Stock outstanding as of June 24, 1997 was 9,758,428.

                       DOCUMENTS INCORPORATED BY REFERENCE

There is incorporated by reference portions of the registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders, expected to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year, in Part III, Items 10, 11, 12 and 13 of this report.



                             COTELLIGENT GROUP, INC.
                                TABLE OF CONTENTS
                                    FORM 10-K


                                                                                                                  PAGE

Part 1

     Item 1       Business.......................................................................................   3
     Item 2       Properties.....................................................................................  11
     Item 3       Legal Proceedings..............................................................................  11
     Item 4       Submission of Matters to a Vote of Security Holders............................................  11
Part II
     Item 5       Market for Registrant's Common Equity and Related Stockholder Matters..........................  12
     Item 6       Selected Financial Data........................................................................  13
     Item 7       Management's Discussion and Analysis of Financial Condition and
                      Results of Operations......................................................................  15
     Item 8       Financial Statements and Supplementary Data....................................................  20
     Item 9       Changes in and Disagreements With Accountants on Accounting and
                      Financial Disclosure.......................................................................  40
Part III
     Item 10      Directors and Executive Officers of the Registrant.............................................  41
     Item 11      Executive Compensation.........................................................................  41
     Item 12      Security Ownership of Certain Beneficial Owners and Management.................................  41
     Item 13      Certain Relationships and Related Transactions.................................................  41

Part IV
     Item 14      Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................  42
Signatures      .................................................................................................  44





                                     PART I

         Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risk and uncertainties. The company's actual results could differ materially from those discussed herein.

Item 1.  Business.

         Cotelligent Group, Inc. ("Cotelligent" or the "Company") is a software professional services firm providing information technology ("IT") consultants on a contract basis and consulting and outsourcing services to businesses with complex IT operations. The Company operates offices in 19 metropolitan areas including Boston, Cleveland, Dallas, Denver, Minneapolis, Los Angeles, New York, Portland, Pittsburgh, San Francisco, San Jose/Silicon Valley, Seattle and St. Louis. The Company provides its clients with highly-qualified IT professionals who are proficient in a wide variety of hardware and software platforms. Cotelligent's technical consultants are primarily billed on a time and materials basis and offer clients specialized expertise in applications design, programming, development and maintenance, client/server design and development, systems software design, systems engineering and integration and intranet/internetworking. At March 31, 1997, the Company had a staff of approximately 2,000 people of which 1,650 were technical consultants providing services to approximately 450 clients in a broad range of industries.

Risk Factors

         Investment in the Company has a degree of risk. Prospective investors should consider the following risk factors.

      Absence of Combined Operating History

         On February 20, 1996, Cotelligent acquired four companies (the "Founding Companies") simultaneously with the initial public offering of its Common Stock (the "Offering"). Prior to this date Cotelligent was a non-operating entity and generated no revenue. During fiscal 1997, the Company acquired eight businesses. There can be no assurance that the Company will be able to integrate the operating units on an economic or operational basis. The Company's management group has been assembled only recently, and there can be no assurance that the management group will be able to oversee the combined entity and effectively implement the Company's business strategy. The combined historical financial results of the Company cover periods when the operating units and Cotelligent were not under common control or management and as such may not be indicative of the Company's future financial or operating results. An inability of the Company to integrate the operating units would have a material adverse effect on the Company's business, financial condition and results of operations.

      Dependence on Availability of Qualified Technical Consultants

         The Company is dependent upon its ability to attract, hire and retain technical consultants who possess the skills and experience necessary to meet the service requirements of its clients. The Company must continually identify, screen and retain qualified technical consultants to keep pace with increasing client demand for rapidly evolving technologies and changing client needs. In addition, because many of the technical consultants provided by the Company to its clients are not committed to provide their services exclusively to the Company, the Company must compete with other companies in a variety of industry segments seeking to engage the services of such personnel. Competition for individuals with proven technical skills is intense. The Company competes for such individuals with other providers of technical services, systems integrators, providers of outsourcing services, computer systems consultants, clients and temporary personnel agencies. In the past, the Company has experienced difficulties in identifying and retaining qualified technical consultants and has therefore been unable in certain instances to fill requests for services from clients. There can be no assurance that qualified technical consultants will be available to the Company in sufficient numbers. An inability to locate, retain and successfully place qualified technical consultants to fill client requests could have a material adverse effect on the Company's business, financial condition and results of operations.

      Implementation of Business Strategy

         The Company intends to expand its operations through the acquisition of additional IT consulting services businesses. There can be no assurance that the Company will be able to identify, acquire or profitably manage additional businesses or successfully integrate acquired businesses, if any, into the Company without substantial costs, delays or other operational or financial problems. Further, the Company's ability to manage future growth, if any, will depend significantly upon the Company's ability to integrate the operating units and any acquired businesses and develop Company-wide systems and operating procedures. Acquisitions may also involve a number of special risks, including diversion of management's attention, failure to retain key acquired personnel, risks associated with unanticipated events, circumstances or legal liabilities and amortization of acquired intangible assets, some or all of which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's growth will therefore be dependent on a number of factors, including the hiring and training of qualified regional management personnel, the development and recruitment of a base of qualified technical consultants within a geographic market, the integration of new personnel into the Company's network of operating units and the Company's ability to initiate, develop and maintain client relationships. Further, if competition for acquisition candidates increases, the purchase price of such target companies may increase to the point that otherwise viable acquisitions become cost prohibitive. Client satisfaction or performance problems at a single acquired firm could have a material adverse impact on the reputation of the Company as a whole. In addition, there can be no assurance that acquired businesses, if any, will achieve anticipated revenues and earnings. The inability of the Company to implement and manage its acquisition strategy successfully may have an adverse effect on the future prospects of the Company.

   Competition

         The IT consulting services industry is highly competitive, fragmented and subject to rapid change. There are numerous other companies engaged in the Company's business, many of which have greater technical, financial or marketing resources than the Company. The market includes participants in a variety of market segments, including local, regional and national systems consulting and integration firms, professional service divisions of applications software firms, the professional service groups of computer equipment companies, management information outsourcing companies, certain "Big Six" accounting firms and general management consulting firms. Certain competitors operate in several of the Company's markets, and others may choose to enter the Company's markets in the future. In addition, the Company intends to enter new markets and offer new services by acquiring companies and expects that one or more of its competitors will have a presence in each of such new markets and are or will be providing such new services. The majority of the Company's competitors are smaller regional firms with a strong presence in their respective local markets. Further, many of the larger companies which have traditionally made up a substantial portion of the Company's target market have recently been consolidating their vendor lists to a smaller number of preferred service providers. To the extent the Company is unable to meet the necessary requirements of such larger companies and become a preferred service provider, its ability to attract and retain such clients will be adversely affected. As a result of these factors, the Company may lose clients or have difficulty acquiring new clients. An inability to compete successfully in its marketplace would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company competes for qualified technical consultants and viable acquisition candidates. There can be no assurance that the Company will be successful in attracting, hiring and retaining such personnel or in implementing its acquisition program.

     Need for Acquisition Financing

         The Company currently intends to finance future acquisitions by using cash and/or shares of its Common Stock for all or a portion of the consideration to be paid. If the Common Stock does not maintain a sufficient value, or potential acquisition candidates are unwilling to accept Common Stock as part or all of the consideration for the sale of their businesses, the Company may be required to use more of its cash resources, if available, to initiate and maintain its acquisition program. If the Company does not have sufficient cash resources, its growth could be limited unless it is able to obtain additional capital through additional debt or equity financing. There can be no assurance that the Company will be able to obtain such financing if and when it is needed or that, if available, it will be available on terms the Company deems acceptable. As a result, the Company might be unable to successfully implement its acquisition strategy. The inability of the Company to implement and manage its acquisition strategy successfully may have an adverse effect on the future prospects of the Company. The Company will also need additional funds to implement its acquisition and internal growth strategies.

The Company has a line of credit facility for use for working capital and other general corporate purposes, which may include acquisitions. There can be no assurance, however, that the line of credit will be sufficient for the Company's needs.


The IT Consulting Services Market

         The Company competes in the IT consulting services market, which can be divided into three categories: (i) pre-implementation services; (ii) implementation services; and (iii) post-implementation services. The Company's principal activities, computer consulting and contract programming, fall within the implementation services segment of the market. According to Dataquest, global spending for the IT services market in 1996 was $98.0 billion, of which United States 1996 spending was $36.7 billion. INPUT, an international research firm, reports the United States market is expected to grow at a compound annual rate of 17% per year through 2000.

     Pre-Implementation Services

         Pre-implementation services include strategic planning and consulting, requirements definition studies and systems planning and design. These services are provided by a small number of national and international professional services firms and normally command premium billing rates. The professional staffs of these firms are generally salaried employees.

     Implementation Services

         These services, which represent the Company's primary business focus, include project management, software applications development, systems and network implementation, systems integration and higher-level supplemental IT consulting services. This segment of the IT consulting services market is highly fragmented and serviced by several thousand local and regional firms, as well as several national firms. Historically, the barriers to entry in this market have been low. However, as technology has become more sophisticated, the knowledge and expertise required to enter this sector has increased. Firms in this market segment utilize salaried employees, hourly employees and independent consultants in providing services.

     Post-Implementation Services

         Services in this category include facilities management, systems maintenance, help-desk assistance and education and training. This market is also highly fragmented and has low barriers to entry. Firms in this market segment utilize salaried employees, hourly employees and independent consultants in executing their assignments.

         The Company's focus market is highly fragmented and without a dominant service provider. Service providers in the IT consulting services industry vary by market segment and geographic area and include local, regional and niche firms, national providers of IT consulting services, several of the "Big Six" accounting firms, the professional service groups of computer equipment companies and large-scale system integrators.


The IT Consulting Services Environment

         The growth of the IT industry and the increasing importance of generating timely business information has transformed the way businesses operate. In the 1960s and 1970s, businesses utilized mainframe and mini-computers supported by customized applications and centralized computing environments. Given the proprietary nature of these systems and their attendant customized applications, these organizations were forced to build significant infrastructure to support and enhance information services capabilities, resulting in large expenditures of capital resources and the need for a highly trained, dedicated staff.

         In the mid-to-late 1980s, computing environments began to shift from centralized mainframes and custom applications to decentralized, scalable architectures centered on low cost personal computers, client/server architectures, local and wide area networks, shared databases and generally available applications software packages. Such trends permitted individuals greater access to business data and an enhanced ability to analyze and interact with information. Though highly beneficial to end-users, the client/server migration has proved problematic to information services managers due to increased operational challenges, including the integration of multiple hardware and software platforms, networking protocols, databases and operating systems, as well as the customization of off-the-shelf applications to conform to existing business rules and reporting standards. Despite this shift away from the centralized mainframe model, businesses are often required to maintain and support certain legacy mainframe systems for a variety of business functions.

         At the same time, economic factors have forced large organizations to focus on core competencies, trim workforces in the IT services area and rely more upon third parties for a variety of IT consulting services. As a result, IT services managers are charged with developing and supporting increasingly complex IT systems while working under budgetary pressures within their own organizations.

         Faced with the challenges of adequately serving the needs of their customers and employees, companies are increasingly turning to skilled and experienced outside organizations to help them appropriately staff and manage their IT requirements. This provides the following benefits:

   o Access to Specialized Skills on an As-Needed Basis. "As-needed access" avoids both the need to maintain a larger permanent staff and implementation delays involved with retraining staff as technologies and applications change.

   o Reduces Costs. Fixed labor costs are converted into variable costs by better matching staffing levels to actual needs. Moreover, the costs of recruiting, hiring and terminating permanent employees are reduced.

   o Allows Management to Focus on Core Business Issues. Management is able to focus on strategic business issues rather than on maintaining or implementing changes in the IT infrastructure.

         The IT consulting services industry is highly fragmented and is experiencing consolidation. According to INPUT, an international research firm, approximately 3,500 IT consulting services businesses with annual revenues in excess of $1.0 million provide such services and expertise in the United States. In recent years, the industry has experienced an increase in consolidation activity. The competitive and growth environment of local and regional IT consulting services firms has changed in a number of ways. Smaller privately owned businesses are experiencing difficulty in locating qualified technical consultants, have limited access to capital and lack a national presence. These limitations have made it more difficult for such firms to provide services to large organizations, many of which have been decreasing the number of vendors from which they purchase services. The Company believes that by acquiring IT consulting services businesses in diverse geographic regions, it will create a unified entity which has the national presence, capital, human resources and name recognition required to serve larger organizations while retaining the local focus and management structures under which these firms have developed.


Business Strategy

         The Company's objective is to be a leading nationwide provider of IT consultants on a contract basis and consulting and outsourcing services. Key elements for achieving this objective include the following:


         Operate with Decentralized Management Structure; Share Information and Expertise. The Company operates with a decentralized management structure to provide quality client service and a motivating environment for its professional staff. The Company believes that many of its national competitors that have acquired IT consulting services firms have homogenized their operating office and professional service operations, potentially affecting the quality of services, focus and creativity provided to clients. The Company permits its operating units to manage the professional services and technical aspects of their respective businesses in a manner consistent with their historical practices and as dictated by local market conditions. Finance, marketing, planning and administrative support is managed or provided on a centralized basis. The Company believes that this approach enables its operating units to maintain a high level of client service and contact, while allowing them to draw upon the collective resources of the Company as a whole. In addition, the Company fosters an environment, structure and communications infrastructure to enable its operating units to continually share knowledge, expertise, resources and information. The Company believes such activities allow its operating units to integrate new ideas and systems into their respective operations, enhancing opportunities for growth through the utilization of strategies that have proven effective at other operating locations. Towards these ends, the Company is currently implementing common and full-enterprise human resources, financial and project management systems across all operating units.

         Recruit and Retain Qualified Technical Consultants. The Company's goal is to be the "employer of choice" of the local technical consultants in any market in which it operates. The Company believes that IT consulting services companies that are closely tied to the local and regional markets in which they operate tend to foster good working relationships with the technical consultants in such markets. To recruit and retain qualified technical consultants, the Company offers its professionals training opportunities, the ability to participate in the Company's Employee Stock Purchase Plan, as well as benefits packages that the Company believes are competitive with those generally offered in the consultant's region. In addition, the Company's broad client base, which includes companies in areas such as technology and telecommunications, gives the Company's technical consultants the opportunity to work in a diversity of environments on a wide range of challenging projects. Finally, the Company's decentralized management structure allows the operating units to retain the corporate culture and autonomous operating style present prior to acquisition by the Company and allows local management to offer its technical consultants the particular benefits and incentives viewed as important in its regional operating area.

         Acquire Companies that Provide Complementary Services or Clients; Expand Geographically. The Company seeks to acquire successful companies that add to the range of services and expertise available within the Company as well as diversify the Company's existing client base. In assessing acquisition candidates, the Company evaluates a company's technical and industry applications expertise and the number of national clients serviced by the target company. The Company believes that such an evaluation will help the Company locate attractive acquisition candidates whose addition to the Company would be consistent with the Company's national marketing efforts and existing infrastructure for sharing "best practices" among the operating units. In addition to continuing to implement its growth strategy domestically, the Company intends to pursue growth opportunities internationally. See "Item 1. Business -Acquisition Strategy."


         Focus on Clients with Recurring Needs; Maintain and Enhance Relationships with Existing Clients. The Company has historically focused its client marketing efforts on companies with substantial recurring needs for supplemental applications or software development services, which tend to be large companies. The combined resources and geographic dispersion of the operating units enables the Company to continue to focus its marketing efforts on clients requiring national service capabilities. To enhance these marketing efforts, the Company intends to use a centralized national strategic marketing team which will expand and coordinate the Company's marketing focus towards national clients and will assist the acquired businesses in the bidding process for projects involving national accounts. Further, the Company believes that its commitment to consistently providing high quality services has enabled it to establish and maintain long-term relationships with many of its clients. During the last three fiscal years, on average approximately 88% of the Company's revenues were derived from clients to whom services or solutions had been provided in the preceding year. In addition, the Company believes that the access and goodwill derived from these client relationships provide it with significant advantages in marketing additional services and solutions to such clients, both regionally and nationally.


         Pursue Strategic Alliances. The Company seeks to form strategic alliances with established companies where opportunities exist to jointly market the services and capabilities of both organizations. The Company currently has such alliances with Microsoft Corporation and Lawson Software. Through its strategic alliance with Microsoft, for example, the Company and Microsoft jointly provided an office automation solution to one of the Company's clients. With the Company as project manager, Microsoft's state-of-the-art technology was integrated into the client's desktop configuration as part of the Company's assignment to re-engineer the client's technical infrastructure. Through the acquisitions of ESP Software Services, Inc. and United Data Processing, Inc. the Company gained additional operating units that are Microsoft solution provider program partners, and one of which is a Microsoft authorized training center. The Company intends to continue to strengthen its business relationship with Microsoft, as well as its other strategic partners, and expects that more operating units will participate in such alliances in the future in an effort to enhance the Company's overall technical support capabilities and software applications expertise.

Acquisition Strategy

         The Company believes that there are many independent firms that are attractive acquisition candidates due to (i) the highly fragmented nature of the IT consulting services industry, (ii) the need for capital of many independent firms and (iii) the wide geographic scope and the evolving purchasing and outsourcing patterns of the Company's present and potential clients. As part of its strategic plan, the Company's acquisition program utilizes a primary entry acquisition and tuck-in strategy for expansion into each of its targeted metropolitan areas. A primary entry acquisition is an acquisition which creates a significant presence for the Company in the geographic market in which the acquisition candidate is located. The Company intends, where possible, to make a primary entry acquisition in a targeted area by acquiring an established, high quality local company. In most instances involving a primary entry acquisition, the Company expects to retain the management, sales and recruiting personnel while seeking to improve the acquired company's profitability by implementing the Company's business strategies, rather than converting the local operation to a standardized national business model.

         In contrast with a primary entry acquisition, a tuck-in acquisition is one in which the candidate is located in a market in which the Company already has a presence. A tuck-in acquisition is also generally smaller in size than a primary entry acquisition and the target's operations will generally be incorporated into the operating units in the target's area. The Company intends to make tuck-in acquisitions where feasible.

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

         In connection with its acquisition strategy, the Company has established a profile to evaluate the compatibility of an acquisition target with the Company's growth and business strategies. In identifying primary entry acquisition candidates, the Company seeks to locate companies which (i) have experienced past success as providers of IT consulting services, (ii) possess a strong local or regional presence, (iii) provide their technical consultants with a corporate culture which will be compatible with the Company's culture and
(iv) have experienced and knowledgeable management that has a desire to remain in control of the candidate's operations after the consummation of the acquisition by the Company.

         As consideration for future acquisitions, the Company intends to use various combinations of Common Stock, cash and notes.

Recent Acquisitions

         During the fiscal year ended March 31, 1997 the Company acquired eight IT consulting services companies. These acquisitions have expanded the Company's national presence, broadened its nationwide resource pool and client base and increased the Company's capabilities and expertise by providing an increased range and mix of IT consulting services. Certain information relating to these acquisitions is summarized in the following table.


ACQUIRED COMPANY                               ACQUISITION DATE                LOCATIONS

ESP Software Services, Inc.                    June 28, 1996                   Minneapolis, MN
Innova Solutions, Inc                          June 28, 1996                   Dallas, TX; St. Louis, MO
JasTech, Inc. and JasTech of Florida, Inc.     September 30, 1996              Cleveland, OH; Ft. Lauderdale, FL
Data Processing Professionals, Inc.            October 7, 1996                 St. Louis, MO
Pittsburgh Business Consultants, Inc.          November 27, 1996               Pittsburgh, PA; Denver, CO; Cedar
                                                                               Rapids, IA; San Diego, CA;
                                                                               Colorado Springs, CO
Consulting Services Division
   of Daleen Technologies                      November 27, 1997               Boca Raton, FL
TRC Computers, Inc.                            February 10, 1997               San Jose, CA; Los Angeles, CA
United Data Processing, Inc.                   February 10, 1997               Beaverton, OR




Services

     IT Consultants

         The Company's primary business is to provide highly skilled and trained IT consultants to augment the internal IT personnel and end-user groups of major corporations. These services accounted for approximately 85% of the Company's revenues in 1997. The Company provides its clients with highly-qualified IT professionals who are proficient in a wide variety of hardware and software platforms and who are available to clients for either short-term or long-term support. Specifically, the Company's technical consultants provide ad hoc supplemental IT support for positions requiring highly specialized computer skills, including applications programming and development, client/server development, systems software architecture and design, systems engineering, systems integration and intranet/internetworking. For these types of assignments, the Company's consultants bill primarily on a time and materials basis and work under the direction of the client for the duration of an engagement, which typically lasts three months to nine months.

     IT Consulting and Outsourcing Services

         In addition to its primary business of providing technical consultants to assist the internal staffs of its clients, the Company also provides certain IT consulting and outsourcing services. These services accounted for approximately 15% of the Company's revenues in 1997. With the increasing complexity of computer applications, many of the Company's clients find that they are not able to manage their development projects without added assistance. Among the services the Company provides are project management, systems and business process re-engineering, relational database design and implementation, hardware and software selection, creation of migration plans, development of customized software applications and systems integration. The Company has the resources and experience to plan and manage a project from conception through completion, as well as the ability to enter a project midstream, assess its status, develop a plan and successfully complete the project.

         Additionally, the Company develops and implements software applications using client/server architectures and integrating servers, mini and mainframe systems, workstations, terminals and communication gateways into complete, flexible networks. The Company specializes in integrating local area network environments into single heterogeneous networks and unifying enterprise networks into wide area network environments. In addition, the Company offers client support programs for facilities management, permanent placement and education and training.

Technical Consultants and Recruitment

         Building and enhancing a database of skilled technical consultants is integral to the Company's success. The Company uses traditional recruiting methods, such as a presence at local and regional technical colleges, newspaper and technical periodical classified advertising and participation in national and regional job fair networks. It also employs less traditional methods, including the use of the Internet through skill-specific user groups, World Wide Web page advertisements, on-line and skills networks, resume referral services, out-placement agencies and the Company's skills/resume retrieval networks. The Company is also exploring the possibility of recruiting technical consultants from foreign markets and anticipates that if it is successful in acquiring one or more United States companies that have an international presence, it would gain such international recruiting capability. The Company currently maintains a staff of 65 full-time recruiters.

         Each applicant is interviewed by the Company's recruiting personnel. Technical applicants are also required to complete a questionnaire regarding skill levels, past professional experience, education and availability and are also asked to provide technical references. Once qualified, the candidate's profile, relevant skills, and experience are scanned into a database which can be searched based on a number of different criteria, including specific skills and qualifications. The Company regularly updates its databases to reflect changes in employee skills, experience or availability. To place employees in client organizations more efficiently, the Company is currently implementing a common client information and candidate tracking system that it expects to be operational by December 1997. This system will give each operating unit access to the Company's nationwide database.

          The  Company   maintains  a  database  with  over  100,000   technical
consultants who have a wide range of skills, including the following major categories:


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


          At March 31, 1997, the Company had a staff of approximately 2,000 people, including approximately 1,650 technical consultants. Of such technical consultants, approximately 50% were salaried employees.

Marketing and Clients

          The Company focuses its marketing efforts on businesses with substantial recurring needs for applications or software development support, which tend to be large companies. As the Company expands its operation nationally, there is an increased focus supporting national accounts with multiple operating sites. The development needs of such businesses can provide opportunities for major projects that may extend for multiple years or generate additional assignments. In addition the Company has also experienced increased opportunity in rapidly growing mid-sized companies. With the implementation of client/server technology, the Company believes that there is an increasing need among mid-sized companies for technical assistance and applications support and intends to expend this aspect of its business.

          The Company markets its services through account managers located in each operating unit. Approximately 66 people are engaged in marketing full time. Many of the Company's operating units use an account team strategy in their marketing efforts. Assigning a team to key accounts creates the opportunity to service a client's needs more quickly and efficiently and provides more marketing opportunities because Company personnel know specifically who is responsible for the service activities and are generally more aware of a client's technology staffing needs, methodologies and budgets. Account managers work as members of a team, allowing them to focus on identifying and understanding a client's needs while recruiters on the team focus on finding qualified technical consultants to meet the needs of the client. Performance bonuses and commissions constitute a significant portion of the total compensation of account managers and generally are based upon the profitability of the business generated.

          The Company is expanding its marketing efforts by coordinating its operating units' responses to requests for proposals from current clients. The Company is pursuing new client accounts primarily in those geographic areas presently serviced by its operating units. The Company believes that its size will create opportunities to more effectively compete in vendor list selection, large contract programming assignments and project engagements.

          The Company believes that its decentralized structure puts it in the advantageous position of bidding on assignments as either a national services provider or a regional services provider, depending on the needs and desires of a particular client. The Company believes it will be able to successfully secure projects from both (i) clients seeking to only do business with national providers of IT consulting services, to whom the Company will stress its size and national presence, and (ii) clients seeking relationships with local and regional firms, to whom the Company will highlight its established regional presence and localized management.

          As a result of the Company's broad client base, it does not rely upon any one client for significant revenue. The Company has no clients that accounted for more than 8% of revenue for the year ended March 31, 1997 and only two clients accounted for between 3% and 8% in the same period.

         During the year ended March 31, 1997, approximately 27 clients each provided the Company with more than $1 million in revenue. The following table sets forth a selected list of such clients of the Company.

Telecommunications                      Technology                         Financial Services
AT&T.                                   Amdahl                             Liberty Mutual Insurance Co.
Bellcore                                Hewlett-Packard                    The Progressive Corporation
Lucent Technologies                     Microsoft                          Washington Mutual Savings Bank
MCI Telecommunications
Pacific Bell                            Consumer                           Other
US West   Communications                Frito-Lay                          Medtronic
Western Wireless                        Office Depot                       Monsanto
                                                                           Ortho Diagnostics Systems

Competition

         The IT consulting services market is highly competitive, fragmented and served by numerous firms, many of which serve only their respective local markets. The market includes participants in a variety of market segments, including local, regional and national systems consulting and integration firms, professional service divisions of application software firms, the professional service groups of computer equipment companies, management information systems outsourcing companies, certain "Big Six" accounting firms and general management consulting firms. The Company's competitors, which may vary depending on geographic region and the nature of the service(s) being provided, may have significantly greater financial, technical and marketing resources and generate greater revenues than the Company.

         The Company believes that the principal competitive factors in the IT consulting services industry include quality of service, responsiveness to client needs, the number and availability of qualified technical consultants, price, project management capability, technical expertise, size and reputation. The Company intends to remain competitive as a result of its (i) ability to locate, place and retain technical consultants with strong performance capabilities and experience, (ii) capability on both a regional and national level, including its ability to market itself and secure assignments from clients seeking to do business with national IT consulting services firms as well as regional businesses seeking local relationships, and (iii) ability to provide effective management of account relationships and respond to clients' ongoing business needs.

          Intense competition also exists for viable acquisition candidates. The Company believes that its decentralized management philosophy and operating strategies will make it an attractive acquiror of other IT consulting services companies.


Item 2.  Properties.


         The Company's principal executive offices and the headquarters of its ten subsidiaries are located in eleven facilities with an aggregate of approximately 85,000 square feet and are leased at aggregate current monthly rents of approximately $112,000 with no lease commitment extending past the year 2001. The Company's remaining 14 offices aggregate approximately 53,500 square feet and are leased at aggregate current monthly rents of approximately $80,500 for various terms, with no lease commitment extending past the year 2002. The Company believes that its properties are adequate for its needs. Furthermore, the Company believes that suitable additional or replacement space will be available when required on terms the Company believes will be acceptable.


Item 3.  Legal Proceedings.

         The Company is, from time to time, a party to litigation arising in the normal course of its business. The Company is not presently subject to any material litigation.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                     PART II


Item 5.  Market for the Registrant's Common Stock and Related Stockholder
Matters.

     The Company's Common Stock has traded on the NASDAQ National Market under the symbol "COTL" since February 14, 1996, the date of the Company's initial public offering. On March 31, 1997, the last sale price of the Common Stock was $9.25 per share, as published in The Wall Street Journal on April 1, 1997. At March 31, 1997, there were 94 stockholders of record of the Company's Common Stock. The following table sets forth the range of high and low close sale prices for the Common Stock for the period from February 14, 1996, through March 31, 1997 and the period from April 1, 1996 through June 24, 1997.



                                                                       High        Low
1996 Fiscal Year
February 14, 1996 through March 31, 1996............................. $11.75     $  8.25
                                                                      ======     =======

1997 Fiscal Year
April 1, 1996 through June 30, 1996.................................. $20.50     $12.00
                                                                      ======     ======

July 1, 1996 through September 30, 1996.............................. $17.50     $12.25
                                                                      ======     ======

October 1, 1996 through December 31, 1996............................ $24.50     $16.00
                                                                      ======     ======

January 1, 1997 through March 31, 1997............................... $24.88     $ 9.25
                                                                      ======     ======

1998 Fiscal Year

April 1, 1997 through June 24, 1997.................................. $14.25     $ 7.25
                                                                      ======     ======


     The Company did not pay dividends on its Common Stock during the year ended March 31, 1997. Further, the Company intends to retain all of its earnings to finance the expansion of its business and for general corporate purposes and does not anticipate paying any dividends on its Common Stock for the foreseeable future. In addition, the Company's line of credit facility prohibits the Company's ability to pay dividends without the consent of the lender.

Item 6.  Selected Financial Data.

         Cotelligent was formed in February 1993 to acquire, own and operate software professional services businesses specializing in providing IT consultants on a contract basis and consulting and outsourcing services to businesses with complex IT operations. On February 20, 1996, Cotelligent acquired four companies (the "Founding Companies") simultaneously with the initial public offering of its Common Stock (the "Offering"). Prior to this date Cotelligent was a non-operating entity. The operating results of the Founding Companies have been included since the date of acquisition.

         During fiscal 1997, the Company acquired six businesses accounted for under the pooling-of-interests method (the "Pooled Companies"). Accordingly, the selected financial data of Cotelligent for the years ended March 31, 1993, 1994, 1995, 1996 and 1997 have been restated in accordance with generally accepted accounting principles to present the financial data as if Cotelligent and the Pooled Companies had always been members of the same operating group.

         In addition, during fiscal 1997, the Company acquired two businesses accounted for under the purchase method. Accordingly, the selected financial data of Cotelligent for the year ended March 31, 1997 includes these the operating results of acquisitions subsequent to their respective acquisition dates.

         The selected financial data with respect to Cotelligent's consolidated statements of operations for the years ended March 31, 1994, 1995, 1996 and 1997 and with respect to the consolidated balance sheets as of March 31, 1995, 1996 and 1997 have been derived from Cotelligent's financial statements that have been audited by Price Waterhouse LLP. The selected financial data with respect to Cotelligent's consolidated statement of operations for the year ended March 31, 1993 and with respect to Cotelligent's consolidated balance sheets as of March 31, 1993 and 1994 have been derived from unaudited financial statements which, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such data.

         The pro forma statement of operations has been derived from unaudited financial data and reflects adjustments for the acquisitions of the Pooled Companies, including compensation differentials to employees and former owners, the planned termination of contributions to retirement plans, one-time, non-recurring acquisition costs related to the Pooled Companies and adjustments to reflect income taxes as if the entities were combined and subject to the effective federal and state statutory rates for the combined entity throughout the periods presented.

         The following selected financial data should be read in conjunction with the financial statements, related notes and other financial information of the Company included elsewhere herein.



                             SELECTED FINANCIAL DATA
                           Cotelligent Group, Inc. (1)
               (In Thousands, Except Share and Per Share Amounts)

                                                     Year Ended March 31,
                             --------------------------------------------------------------------
                                                                                      Pro Forma
                                1993         1994      1995       1996        1997     1997 (2)
                             ------------  --------- ---------- ---------  ---------- -----------
     Statement of Operations
      Data:
      Revenues...............  $  22,747    $26,679   $ 33,264  $ 52,786    $146,772  $  146,772
      Cost of services.......     15,697     17,042     22,621    37,227     104,785     104,785
                             ------------  --------- ---------- ---------  ---------- -----------
        Gross profit.........      7,050      9,637     10,643    15,559      41,987      41,987
      Selling, general and
        administrative
        expenses.............      6,060      8,204     10,451    12,962      32,730      31,775
      Non-recurring
       transaction cots.....          -          -          -         -        1,969          -
                             ------------  --------- ---------- ---------  ---------- -----------
        Operating income.....        990      1,433        192     2,597       7,288      10,212
      Other expense
       (income), net.........        112         74         92      (120)         18          18
                             ------------  --------- ---------- ---------  ---------- -----------
      Income  before
        provision for
        for income taxes.....        878      1,359        100     2,717       7,270      10,194
      Provision (benefit)
        for income taxes.....         26        162        (77)      199       3,634       3,874
                              ------------  --------- ---------- --------  ---------- -----------
        Net income             $     852    $ 1,197   $    177  $  2,518    $  3,636  $    6,320
                             ============  ========= ========== =========  ========== ===========

   Earnings per share (3)...                                              $     .37
                                                                           ==========
   Pro forma earnings per
      share (3)..............                                                         $      .64
                                                                                     ============

   Unaudited Pro Forma Data
   (4):
      Income before provision
        (benefit) for income
           taxes.............  $    878     $ 1,359    $  100   $  2,717   $  7,270
      Provision (benefit)
         for income taxes....       353         577      (120)     1,098      3,009
                             ------------  --------- ---------- ---------  ---------
      Net income (loss)......  $    525     $   782    $  (20)  $  1,619   $  4,261
                             ============  ========= ========== =========  =========


                                                    March 31,
                                -----------------------------------------------------
                                  1993        1994      1995      1996        1997
                                ---------    -------   --------  --------    --------
   Balance Sheet Data
      Working capital........  $    608     $1,606    $   821   $19,477   $  14,771
      Total assets...........  $  3,663     $4,684    $ 7,276   $36,448   $  40,697
      Long-term debt, less
       current portion.......  $    131     $   56    $   143   $   450   $     163
      Stockholders' equity...  $  1,237     $1,976    $   902   $20,182   $  22,264


(1) Prior to its acquisition of the Founding Companies on February 20, 1996, Cotelligent was a non-operating entity. Accordingly, the above historical information up through February 20, 1996 represents the results of Cotelligent and the Pooled Companies. The Founding Companies and purchased companies are included subsequent to their respective acquisition.

 (2) Pro forma data reflect adjustments for the acquisitions of the Pooled Companies including compensation differentials to former owners and employees, termination of contributions to retirement plans, removal of non-recurring transaction costs associated with the Pooled Companies, and income taxes as if the entities were combined and subject to the effective federal and state statutory rates throughout the periods presented.

(3) Weighted average shares outstanding used to determine earnings per share and pro forma earnings per share were 9,938,399 for March 31,1997. Earnings per share for the years ended March 31, 1993, 1994, 1995, and 1996 has not been presented because it is not considered meaningful as a result of the acquisitions and Offering discussed in Note 1 of the accompanying financial statements.

(4) Certain of the Pooled Companies were S Corporations prior to their merger with Cotelligent. The unaudited pro forma information is presented for the purpose of reflecting a provision for income taxes as if the Pooled Companies had been subject to income taxes for all periods presented, calculated in accordance with FAS 109, based on tax laws that were in effect during the respective periods.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


         Cotelligent was formed in February 1993 to acquire, own and operate software professional services businesses specializing in providing IT consultants on a contract basis and consulting and outsourcing services to businesses with complex IT operations. On February 20, 1996, Cotelligent acquired four companies (the "Founding Companies") simultaneously with the initial public offering of its Common Stock ( the "Offering"). Prior to this date Cotelligent was a non-operating entity.

         During fiscal 1997, the Company acquired six businesses accounted for under the pooling-of-interests method, (the "Pooled Companies"). Accordingly, the selected financial data of Cotelligent for the years ended March 31, 1993, 1994, 1995, 1996 and 1997 have been restated in accordance with generally accepted accounting principles to present the financial data as if Cotelligent and the Pooled Companies had always been members of the same operating group.

         In addition, during fiscal 1997, the Company acquired two businesses accounted for under the purchase method. Accordingly, the selected financial data of Cotelligent for the year ended March 31, 1997 includes the operating results of these acquisitions subsequent to the respective date acquired.

         Pro forma data reflect adjustments for the Pooled Companies and other acquisitions including: (i) compensation differentials to former owners and employees; (ii) termination of contributions to retirement plans; (iii) elimination of one-time, non-recurring acquisition costs related to the Pooled Companies and other acquisitions; and (iv) income taxes as if the entities were combined and subject to the effective federal and state statutory rates throughout the periods discussed.

         The Company derives substantially all of its revenues from professional service activities. The majority of these activities are provided under "time and expense" billing arrangements, and revenues are recorded as work is performed. Revenues are directly related to the total number of hours billed to clients and the associated hourly billing rates. Hourly billing rates are established for each service professional and such rates are a function of the professional's skills, experience and the type of work performed. The Company's principal costs are professional compensation directly related to the performance of services and related expenses. Gross Margins (revenues after professional compensation and related expenses) are primarily a function of hours billed to clients per professional employee or consultant, hourly billing rates of those employees or consultants and employee or consultant compensation relative to those billing rates. Gross Profits can be adversely impacted if service activities cannot be billed, if the Company is not effective in managing its service activities, if fixed-fee engagements (which historically have not constituted a significant portion of total revenues) are not properly priced or if there are high levels of unutilized time (work activities not chargeable to clients or unrelated to client services) of full-time service professional employees. Operating income (gross profit less selling, general and administrative expenses) can be adversely impacted by increased administrative staff compensation, expenses related to growing and expanding the Company's business, which may be incurred before revenues or economics of scale are generated from such investment.

         From time to time, the Company has opened new operating or branch offices, and it may open new offices in the future. Historically, a new office requires approximately 12 months to reach break-even profitability. During such period, a new office may lose an average of $50,000 per month. There can be no assurance that any new office will ever become profitable.

         As part of its strategic plan, the Company intends to acquire other software professional services businesses. Should the Company be successful in acquiring such businesses, the period in which such acquisition is consummated could be adversely impacted by costs associated with such acquisition. In addition, financial periods subsequent to the completion of an acquisition could be adversely impacted by costs and activities associated with the assimilation and integration of the acquired company.

         As a professional services organization, the Company responds to service demands from its clients. Accordingly, the Company has limited control over the timing and circumstances under which its services are provided. Therefore, the Company can experience volatility in its operating results from quarter to quarter. The operating results for any quarter are not necessarily indicative of the results for any future period. The Company generally experiences a reduction in Gross Profit in the first calendar quarter due to employment related taxes.

Results of Operations

         Prior to its acquisition of the Founding Companies on February 20, 1996, Cotelligent was a non-operating entity. The historical operating results prior to February 20, 1996 represent only the results of Cotelligent and the results of the Pooled Companies. The operating results of the Founding Companies are included from the date of acquisition on February 20, 1997.

         Accordingly, the Company believes the comparison of pro forma results of operations for 1997 to pro forma results of operations for 1996 to be meaningful. Pro forma data reflects the inclusion of Cotelligent, the Pooled Companies and the Founding Companies as if they had been members of the same operating group for the entire periods presented. In addition, pro forma data includes adjustments for compensation differentials to former owners and employees, termination of contributions to retirement plans, removal of non-recurring transaction costs associated with the Pooled Companies, and income taxes as if the entities were combined and subject to the effective federal and statutory rates throughout the periods presented.

         The  following   tables  set  forth  the  percentage  of  net  revenues
represented by items in the Company's historical and pro forma statement of operations for the respective periods presented.

Pro Forma Statement of Operations Data:

                                                    Year Ended March 31,
                                      ----------------------------------------------------
                                         1996         1996        1997           1997
                                      ------------ ----------- ------------  -------------
      Revenues........................ $ 106,101     100.0%     $146,772          100.0%
      Cost of services................    77,659      73.2       104,785           71.4
                                      ------------ ----------- ------------  -------------
        Gross profit..................    28,442      26.8        41,987           28.6
      Selling, general and
         administrative expenses......    21,210      20.0        31,775           21.6
                                      ------------ ----------- ------------  -------------
         Operating income.............     7,232       6.8        10,212            7.0
      Other expense, net..............       386        .4            18              -
                                      ------------ ----------- ------------  -------------
      Income before provision
         for income taxes.............    6,846       6.4         10,194            7.0
      Provision for income taxes......    2,738       2.6          3,874            2.6
                                      ------------ ----------- ------------  -------------
        Net income....................$   4,108       3.9%      $  6,320            4.3%
                                      ============ =========== ============  =============



Historical Statement of Operations Data:

                                                           Year Ended March 31,
                                                 --------------------------------------------
                                                    1995            1996            1997
                                                 ------------    -----------    -------------
     Revenues..................................     100.0%         100.0%          100.0%
     Cost of services..........................      68.0           70.5            71.4
                                                 ------------    -----------    -------------
              Gross profit.....................      32.0           29.5            28.6
     Selling, general and
        administrative expense.................      31.4           24.6            22.3
     Non-recurring transaction costs...........         -              -             1.3
                                                 ------------    -----------    -------------
              Operating income.................       0.6            4.9             5.0
     Other expense, net........................       0.3           (0.2)              -
                                               ------------    -----------    -------------
     Income before provision for
       income taxes............................       0.3            5.1             5.0
     Provision for income taxes................      (0.2)           0.4             2.5
                                               ------------    -----------    -------------
     Net income...............................       0.5%            4.7%            2.5%
                                               ============    ===========    =============

Pro Forma Combined Results of Operations

   Pro Forma 1997 Compared to Historical 1997

         Revenues.   Revenues were $146.8 million for 1997 on both a pro forma
and historical basis.

         Gross Profit.   The Gross profit was 28.6% of revenues for 1997 on a
pro forma and historical basis.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses on a pro forma basis were $31.8 million, or 21.6% of pro forma revenues, compared to historical selling, general and administrative expenses of $32.7 million, or 22.3% of historical revenues in 1997. The reduced selling, general and administrative expenses on a pro forma basis reflect a reduction in executive compensation from historical levels due to the renegotiation of executive compensation arrangements in connection with the Pooled Companies and other acquisitions, and elimination of retirement fund contributions since the Company plans to make no such contributions in the future.

         Non-recurring transaction costs. Non-recurring transaction costs include expenditures associated with the acquisition of the Pooled companies and other acquisitions and are expended on a historical basis as a result of accounting for the acquisitions as poolings-of-interests.

         Interest expense, net. Net interest expense was $194,000, on both a historical and pro forma basis, or .1% of revenues in 1997.

         Provision for Income Taxes. Provision for income taxes on a pro forma basis were $3.9 million, or an effective tax rate of 38.0% of pro forma pre-tax income compared to a historical provision for income taxes of $3.6 million, or an effective rate of 50.0% of pre-tax income in 1997. The primary difference between the Companies historical and pro forma effective tax rates related to the termination of certain Pooled Companies S corporation election and the non-deductibility of certain non-recurring transaction costs.

    Pro Forma 1997 Compared to Pro Forma 1996

         Revenues. Pro forma revenues increased $40.7 million, or 38.33% to $146.8 million in 1997 from $106.1 million in 1996. The increase was primarily due to a 25.0% increase in total client service hours to 2.5 million in 1997 from 2.0 million hours in 1996 and a 5.5% increase in the average hourly billing rate to $56.77 in 1997 from $53.79 in 1996. The increase in revenues also reflects an increase in permanent placement fee revenues of $0.8 million.

         Gross Profit. Gross profit increased $13.5 million, or 47.6% to $41.9 million in 1997 from $28.4 million in 1996, as a result of an increase in hours of service provided to clients. Gross profit as a percentage of revenues increased to 28.6% in 1997 from 26.8% in 1996, principally due to increases in billing rates to clients exceeding the increased cost of service rate, and an increase in higher value services to clients.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $10.6 million, or 49.8% to $31.8 in 1997 from $21.2 in 1996. The increase was primarily due to increased compensation to existing staff and staff added to support growth, additional locations, installation of a company-wide network and associated costs to maintain these systems as well as incremental costs of Cotelligent's corporate activities. Selling, general and administrative expenses increased as a percentage of revenues to 21.6 % in 1997 from 20% in 1996, principally due to increased corporate activities and information technology infrastructure costs.

         Interest expense, net. Interest expense, net of interest income, decreased $235,000 to $194,000 in 1997, from $429,000 in 1996, primarily due to interest income on cash provided from the Offering.

         Provision for Income Taxes. The Company's provision for income taxes increased $1.1 million to $3.9 million. The increase in the provision for income taxes was due to an increase in pre-tax income of $3.3 million. The effective rate of tax decreased to 38% in 1997 from 40% in 1996 reflecting a growth in revenues in states with no state income taxes.

Historical Combined Results of Operations

         1997 Compared to 1996

         Revenues. Revenues increased $94.0 million, or 178.1%, to $146.8 million in 1997 from $52.8 million in 1996. The increase was primarily due to $70.6 million of revenues from the full year impact of the Founding Companies acquired February 20, 1996, a 36.1% increase in total client service hours provided by the Pooled Companies to 1.3 million hours in 1997 from 955,000 hours in 1996, and an 8.3% increase in the average hourly billing rate of the Pooled Companies to $49.95 in 1997 from $46.12 in 1996. The increase in revenue also reflects an increase in permanent placement fee revenues of $0.8 million.

         Gross Profit. Gross profit increased $26.4 million, or 169.9%, to $42.0 million in 1997 from $15.6 million in 1996, as a result of $16.2 million for the full year impact of the Founding Companies and an increase in hours of service provided to clients of the Pooled Companies. Gross profit as a percentage of revenues decreased to 28.6% in 1997 from 29.5% in 1996, principally due to lower Profits generally inherent in the engagements of the Founding Companies.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $19.7 million, or 152.5%, to $32.7 million in 1997 from $13.0 million in 1996. The increase was primarily due to increased compensation to existing staff and staff added to support anticipated growth, increased occupancy expenses and related operating costs associated with the Pooled Companies growth, incremental costs associated with Cotelligent's corporate activities and the full year effect of additional selling, general and administrative costs of $12.9 million for the Founding Companies. Selling, general and administrative expenses decreased as a percentage of revenues to 22.3% in 1997 from 24.6% in 1996, reflecting greater operating efficiencies and a larger revenue base. The Company cannot be certain that such efficiencies can be sustained in the near term as it undertakes to integrate the acquired entities, expand geographically and acquire other companies.

         Non-recurring transaction costs. Non-recurring transaction costs of $2.0 million were incurred in 1997. Non-recurring transaction costs include expenditures associated with the acquisition of the Pooled Companies and other acquisitions. There were no similar transactions in 1996.

         Interest Expense, net. Interest expense, net of interest income, decreased $52,000 to $194,000 in 1997, from $246,000 in 1996, primarily due to interest income on cash provided from the Offering.

         Provision for Income Taxes. The Company's provision for income taxes increased $3.4 million to $3.6 million in 1997, an effective rate of 50.0%, in 1997, from $199,000, an effective rate of 7.3%, in 1996. The increase in the provision for income taxes was due to an increase in income before taxes to $7.3 million in 1997 from $2.7 million in 1996. The high effective tax rate for 1997 is due to the termination of S corporation status of certain Pooled Companies and the non-deductibility of certain non-recurring transaction costs.

         1996 Compared to 1995

         Revenues. Revenues increased $19.5 million, or 58.7%, to $52.8 million in 1996 from $33.3 million in 1995. The increase was primarily due to a 28.4% increase in total client service hours provided by the Pooled Companies to 955,000 in 1996 from 744,000 in 1995, a 3.6% increase in the average billing rate to $46.12 in 1996 from $44.53 in 1995 and the revenues of the Founding Companies which were acquired on February 20, 1996. The increase in hourly billing rate reflects increased demand for employees and consultants with higher skill levels.

         Gross Profit. Gross profit increased $5.0 million, or 46.2%, to $15.6 million in 1996 from $10.6 million in 1995, primarily as a result of an increase in hours of service provided to clients by the Pooled Companies and the acquisition of the Founding Companies on February 20, 1996. Gross profit as a percentage of revenues decreased from 32.0% in 1995 to 29.5% in 1996, reflecting investments in clients and activities pertaining to the development of new service offerings by the Pooled Companies and the lower margins generally inherent in the engagements of the Founding Companies.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.5 million, or 24.0%, to $13.0 million in 1996 from $10.5 million in 1995, primarily due to increased compensation to existing staff and staff added to support growth, increased occupancy expenses and related operating costs associated with the Company's growth and the acquisition of the Founding Companies on February 20, 1996. Selling, general and administration expenses decreased as a percentage of revenues to 24.6% in 1996 from 31.4% in 1995, reflecting greater operating efficiencies and a larger revenue base.

         Interest Expense, net. Interest expense, net of interest income, increased $142,000 to $246,000 in 1996 from $104,000 in 1995 as a result of increased borrowings under the Company's various bank revolving credit facilities. Such borrowings were used to support operating activities.

         Provision for Income Taxes. The Company's provision for income taxes increased $276,000 to $199,000, an effective rate of 7.3%, in 1996 from a benefit of $77,000, an effective rate of (77.0)%. The increase in the provision for income taxes is due to an increase in income before taxes to $2.7 million in 1996 from $0.1 million in 1995. The effective tax rate is lower than the statutory tax rates due to S corporation elections of some of the Pooled Companies that were in place prior to their respective dates of acquisition.

         Quarterly Operating Results 1997 and 1996

         The Company's results of operations may fluctuate significantly from quarter to quarter. Revenues are generated from services provided in response to client requests or events that occur without notice, and the Company's engagements, generally billed on a time-and-expense basis, are terminable at any time by clients. Revenues and operating margins for any particular quarter are generally affected by staffing mix, resource requirements and the timing and size of engagements, and the results for any particular quarter are not necessarily indicative of results for any other period. Quarterly results of operations for the last two years are summarized below.

        --------------------------------------------------------------------------------------------------------------
                                        Year Ended March, 1996                     Year Ended March 31, 1997
                              ------------------------------------------  --------------------------------------------
                                First     Second    Third      Fourth       First      Second     Third      Fourth
                               Quarter   Quarter   Quarter    Quarter      Quarter    Quarter    Quarter     Quarter
                              ------------------------------------------  --------------------------------------------
        Revenues               $11,194    $11,159  $10,555    $19,878     $31,963    $35,127    $37,806    $41,876
        Gross Profit             3,373      3,348    3,269      5,569       9,020     10,646     10,699     11,622
        Operating Income           540        628      595        834       1,510      1,887      2,299      1,592
        Net Income                 439        899      524        656         310      1,312      1,481        533



Liquidity and Capital Resources

         The Company has financed its growth principally through cash flows from operations, periodic borrowings under its credit facilities and the use of the net proceeds from the Offering.

         The Company's primary sources of liquidity are cash, credit facilities and the collection of its accounts receivable. Accounts receivable have grown as the Company's operations have grown. Billed receivables were 59 and 51 days of revenue at March 31, 1997 and 1996, respectively. The Company's ability to reduce significantly the aging of its outstanding receivables is limited because of a continuing general trend by clients to slow their payment of invoices as a means of managing cash. Should the Company be unable to bill and collect for its services on a timely basis, the Company could draw upon available cash or existing credit facilities to finance its operations.

         Cash used by operating activities was $2.0 million for the year ended March 31, 1997. The Company has supplemented cash used by operations periodically with short-term borrowings under various credit facilities with banks. The average balance of such borrowings outstanding was approximately $5.9 million and approximately $6.1 million during 1997 and 1996, respectively.

         At March 31, 1997, the Company had $2.2 million in cash and cash equivalents as compared to $14.6 million at March 31, 1996 reflecting the use of net cash proceeds from the Offering to finance acquisitions during the year. At March 31, 1997, the Company had short-term notes payable under its bank revolving credit facilities and current installments of long-term obligations outstanding in the amount of $4.2 million compared to $4.9 million at March 31, 1996. Long-term obligations, consisting primarily of capital lease obligations, totaled $422,000 at March 31, 1997 compared to $450,000 at March 31, 1996.

         Cotelligent and each of the Founding Companies had separate banking relationships through May 31, 1996. Effective June 1, 1996, the Company's separate banking relationships were consolidated into a single banking relationship with a major bank. Operating units acquired during fiscal 1997 have been consolidated into this banking relationship within several months of acquisition. The single relationship provides a more effective means of managing operating capital. The new relationship provides a credit facility (the "Facility") in the amount of $20.0 million for the Company, secured by accounts receivable and other assets of the Company. As of March 31, 1997 the Company had consolidated all of its bank borrowings into the Facility which bears interest at the bank's prime rate currently at 8.50%. The Company is not in default of any credit agreement and had approximately $14.8 million available under the Facility at March 31, 1997. The Company intends to borrow from time-to-time to meet normal operating needs, finance its receivables or to effect acquisitions in connection with its acquisition strategy.

         The Company believes the existing sources of liquidity and funds generated from operations, will provide adequate cash to fund its anticipated cash needs for operations and acquisitions at least through the next year.

Recently Issued Accounting Standard

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim
periods;   earlier  application  is  not  permitted.   This  statement  requires
restatement of all prior-periods EPS data presented.

          The Company has adopted the disclosure and provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," issued in October 1995, and as permitted by the provision of SFAS No. 123, the Company continues to apply the provision of APB Opinion No. 25 and related interpretations in accounting for its employee stock option plans.

Item 7.A.  Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data

         The remainder of this page is left intentionally blank.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
  and Stockholders of
  Cotelligent Group, Inc.

         In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Cotelligent Group, Inc. and its subsidiaries at March 31, 1996 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PRICE WATERHOUSE LLP

Minneapolis, Minnesota
April 29, 1997


                             COTELLIGENT GROUP, INC.

                           CONSOLIDATED BALANCE SHEET
               (In Thousands, Except Share and Per Share Amounts)

                                                                    March 31,          March 31,
                             ASSETS                                    1996              1997
                                                                   -------------    ----------------
Current assets:
   Cash and cash equivalents..................................      $    14,600     $         2,244
    Accounts receivable, including unbilled accounts of $3,851
        and $5,535, net.......................................           18,666              29,153
   Notes receivable including $179 and $75
       from related parties...................................              315                  75
   Prepaid expenses and other current assets..................              770               1,280
                                                                   -------------    ----------------
     Total current assets.....................................           34,351              32,752
Property and equipment, net...................................            1,690               4,899
Deferred income taxes.........................................              247                  61
Goodwill, net of accumulated amortization of $0 and $38                       -               2,649
Other assets..................................................              160                 336
                                                                   -------------    ----------------
     Total assets.............................................      $    36,448     $        40,697
                                                                   =============    ================

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term debt............................................     $      4,863             $ 4,087
   Accounts payable...........................................              771               2,149
   Accrued compensation and related payroll liabilities.......            5,324               8,667
   Due to related parties.....................................              417                   -
   Income taxes payable.......................................            1,243                 260
   Deferred income taxes......................................              560                 768
   Other accrued liabilities..................................            1,696               2,050
                                                                   -------------    ----------------
     Total current liabilities................................           14,874              17,981
Long-term debt................................................              450                 163
Other long-term liabilities...................................              942                 289
                                                                   -------------    ----------------
     Total liabilities........................................           16,266              18,433
                                                                   -------------    ----------------
Commitments and contingencies.................................

Stockholders' equity:
   Common stock, $0.01 par value; 100,000,000 shares
    1,630,971, 7,272,614 and 7,953,440 shares
    outstanding, respectively
     authorized  9,119,914 and 9,730,786 shares
     outstanding, respectively................................               91                  97
   Additional paid-in capital.................................           18,430              18,765
   Retained earnings..........................................            1,661               3,402
                                                                   -------------    ----------------
     Total stockholders' equity...............................           20,182              22,264
                                                                   -------------    ----------------
      Total liabilities and stockholders' equity                         36,488              40,697
                                                                   =============    ================













          The accompanying notes are an integral part of these consolidated financial statements.


                             COTELLIGENT GROUP, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
               (In Thousands, Except Share and Per Share Amounts)




                                                       For the Year Ended March 31,
                                           -----------------------------------------------------
                                               1995                1996               1997
                                           --------------     ---------------     --------------
Revenues...............................         $ 33,264           $  52,786           $146,772
Cost of services.......................           22,621              37,227            104,785
                                           --------------     --------------     ---------------
        Gross profit...................           10,643              15,559             41,987
Non-recurring transaction costs........                                                   1,969
Selling, general and administrative
  expenses.............................           10,451              12,962             32,730
                                           --------------     ---------------     --------------
Operating income.......................              192               2,597              7,288
Other (income) expense:
   Interest expense....................              119                 321                533
   Interest income.....................              (15)                (75)              (339)
   Other...............................              (12)               (366)              (176)
                                           --------------     ---------------     --------------
     Total other (income) expense......               92                (120)                18
                                           --------------     ---------------     --------------
Income before income taxes.............              100               2,717              7,270
Provision (benefit) for income taxes...              (77)                199              3,634
                                           ==============     ===============     ==============
Net income.............................      $       177          $    2,518             $3,636
                                           ==============     ===============     ==============
Earnings per share........................                                             $    .37
                                                                                  ==============

Weighted average shares outstanding..                                                 9,938,399
                                                                                  ==============


























                    The accompanying notes are an integral part of these consolidated financial statements.



                             COTELLIGENT GROUP, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (In Thousands, Except Share Amounts)

                                                                          Additional
                                                                            Paid In        Retained         Total
                                            -------------  ------------  --------------- ------------- -----------------
Balance at March 31, 1994.................      3,321,390   $       33    $        91     $    1,852       $   1,976

   Dividends to certain pooled companies..                                                    (1,269)         (1,269)
   Stock redemption.......................                                                      (206)           (206)
   Issuance of common stock...............        156,881            2            222                            224
   Net income.............................                                                       177             177
                                            -------------  ------------- -------------- --------------- ---------------
Balance at March 31, 1995.................      3,478,271           35            313            554             902
   Issuance of common stock prior to
    Offering..............................        120,478            1            381                            382
   Redemption of common stock prior to
     Offering.............................        (74,140)          (1)          (119)                          (120)
   Dividends to certain pooled companies..                                                    (1,393)         (1,393)
   Reclassification of Founding
     Companies equity.....................                                      4,307                          4,307
   Issuance of common stock net of cost...      5,595,305           56         16,903                         16,959
   Distribution to founding stockholders..                                     (3,492)                        (3,492)
    Adjustments to conform year-ends
       of pooled companies:...............
       Capital contribution...............                                        137                            137
       Net income.........................                                                       270             270
       Dividends..........................                                                      (288)           (288)
   Net income.............................                                                     2,518           2,518
                                            -------------  ------------- -------------- --------------- ---------------
Balance at March 31, 1996.................      9,119,914           91         18,430          1,661          20,182
   Dividends to certain pooled companies..                                                    (1,708)         (1,708)
   Retained Earnings of immaterial pooled
          companies......................                                                       (241)           (241)
   Distribution to former stockholder.....                                       (423)                          (423)
   Issuance of common stock...............        610,872            6            608                            614
   Tax benefit on stock options exercised.                                        295                            295
   Net income.............................                                                     3,636           3,636
                                            ------------- --------------- --------------- ------------- ----------------
Balance at March 31, 1997   ..............      9,730,786   $       97    $    18,910     $    3,348     $    22,355
                                            ============= =============== =============== ============= ================














                   The  accompanying   notes  are  an  integral  part  of  these consolidated financial statements.



                                            COTELLIGENT GROUP, INC.

                                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                                 (In Thousands)

                                                                                  Year Ending March 31,
                                                                          ---------------------------------------
                                                                            1995          1996          1997
                                                                          ----------    ----------    ----------
Cash flows from operating activities:
          Net income (loss)..............................................$     177      $  2,518      $  3,636
          Adjustments to reconcile net income to net cash provided
                    by operating activities:
                    Depreciation and amortization........................      221           308         1,041
                    Deferred income taxes, net...........................        -          (539)          394
                    Loss (gain) on disposal of property and equipment ...       42          (325)           65
                    Provision for doubtful accounts......................        -           156           (80)
                    Changes in current assets and liabilities:
                             Accounts receivable.........................    2,680)        (2,743)     (11,002)
                             Prepaid expenses and other current assets...     (109)          (190)        (270)
                             Accounts payable and accrued expenses.......    2,458            128        5,711
                             Income taxes payable........................      (29)           307         (688)
                    Changes in other assets..............................        4             19         (176)
                    Changes in long term liabilities.....................        -              -         (653)
                                                                          ----------    ----------    ----------
                             Net cash provided by (used in) operating
                               activities.                                      84           (361)      (2,002)
                                                                          ----------    ----------    ----------
Cash flows from investing activities:
           Proceeds on sale of assets....................................       53            374            5
           Purchase of businesses, net of cash of acquired companies.....        -              -       (2,915)
          Purchases of property and equipment............................     (420)          (652)      (4,094)
          Net repayments from (advances to) related parties..............      (25)           (63)           -
          Cash and cash equivalents of Founding Companies at acquisition.        -            525            -
                                                                          ----------    ----------    ----------
                             Net cash used in investing activities......      (392)           184       (7,004)
                                                                          ----------    ----------    ----------
Cash flows from financing activities:
          Redemption of common stock.....................................     (206)          (120)           -
          Proceeds on long-term debt.....................................      168             64            -
          Principal Payments on long-term debt...........................      (47)           (19)        (390)
          Payments on capital lease obligations..........................        -            (49)        (185)
          Distribution to founding Companies former stockholders.........        -         (3,492)           -
          Dividends......................................................   (1,269)        (1,303)      (2,131)
          Net borrowings (repayments) on short-term debt.................      996            371         (676)
          Net borrowings (repayments) on loans with related parties......       10            148         (417)
          Net proceeds from issuance of common stock.....................      224         18,378          469
          Net change in cash due to conforming fiscal year end of pooled
                 companies...............................................        -            539            -
                                                                          ----------    ----------    ----------
                             Net cash provided by (used in) financing
                               activities................................     (124)        14,517       (3,330)
                                                                          ----------    ----------    ----------
          Net increase (decrease) in cash and cash equivalents...........     (432)        14,340      (12,356)
          Cash and cash equivalents at beginning of period...............      692            260       14,600
                                                                          ----------    ----------    ----------
          Cash and cash equivalents at end of period..................... $    260      $  14,600     $  2,244
                                                                          ==========    ==========    ==========
Supplemental disclosures of cash flow information:
          Interest paid..................................................$     122     $      355     $    533
          Income taxes paid..............................................       14            338        3,353
Non-cash investing and financing transactions:
          Capital lease obligations incurred.............................       10            158          188
          Conversion of trade accounts receivable to note receivable.....        -             53            -
          Net Liabilities of immaterial pooled Companies.................        -              -          187
          Tax benefit on stock options exercised.........................        -              -          295



                   The accompanying notes are an integral part of these consolidated financial statements.


                             COTELLIGENT GROUP, INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In Thousands, Except Share and Per Share Amounts)

Note 1 - Business Organization and Basis of Presentation

         Cotelligent was formed in February 1993 to acquired, own and operate software professional services businesses specializing in providing information technology ("IT") consultants on a contract basis and consulting and outsourcing services to businesses with complex IT operations.

         On February 20, 1996, Cotelligent acquired four companies BFR Co., Inc ("BFR"), Chamberlain Associates, Inc. ("CAI"), Data Arts & Sciences, Inc. ("DASI"), Financial Data Systems, Inc. ("FDSI") (the "Founding Companies")
simultaneously with the initial public offering of its Common Stock (the "Offering"). The aggregate consideration paid by Cotelligent in these transactions was $3,492 in cash, 3,206,875 shares of Common Stock of the Company and the assumption of approximately $3,000 in debt, for an aggregate value of $35,304. These acquisitions were accounted for on a historical cost basis.

         During fiscal 1997, the Company issued 3,435,211 shares of Common Stock to acquire six businesses accounted for under the-pooling-of-interests method (the "Pooled Companies"). The Pooled Companies includes ESP Software Services, Inc. ("ESP"), Innova Solutions, Inc. ("ISI"), JasTech, Inc. ("JTI"), Pittsburgh Business Consultants, Inc. ("PBC"), TRC Computers, Inc.("TRC") and United Data Processing, Inc. ("UDP"). Accordingly, the financial statements for the years ended March 31, 1995, 1996 and 1997 have been restated in accordance with generally accepted accounting principles to present the financial statements as if Cotelligent and the Pooled Companies had always been members of the same operating group.

         In addition, during fiscal 1997, the Company acquired two businesses accounted for under the purchase method for $2,915. The operating results of these acquisitions are included subsequent to their respective acquisition dates.



Note 2 - Summary of Significant Accounting Policies

     Basis of Presentation

         The accompanying consolidated financial statements and related notes to consolidated financial statements include the accounts and results of Cotelligent Group, Inc., the Founding Companies from their date of acquisition on February 20, 1996, companies acquired in business combinations accounted for under the purchase method (the Purchased Companies) from their respective acquisitions dates and give retroactive effect to the results of business combinations accounted for under the pooling-of interests method (the Pooled Companies) for all periods presented. All significant intercompany transactions and accounts have been eliminated.

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

                             COTELLIGENT GROUP, INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In Thousands, Except Share and Per Share Amounts)


     Property and Equipment

         Property and equipment are stated at cost. Depreciation, including amortization of capitalized leases, is provided over the estimated useful lives of the respective assets (generally ranging from three to ten years) on a straight-line or an accelerated basis. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the respective assets.

     Goodwill

         Goodwill represents the excess of cost over fair value of net tangible assets acquired through acquisitions. Such excess of cost over fair value of net tangible assets acquired is being amortized on a straight-line basis over the period of 30 years. Management periodically reviews the potential impairment of goodwill on a non-discounted cash flow basis to assess recoverability.

     Concentration of Credit Risk

         Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. Receivables arising from services provided to clients are not collateralized and accordingly, the Company performs ongoing credit evaluations of its clients to reduce the risk of loss.

     Revenue Recognition

         Revenue is recognized as services are performed. Unbilled receivables represent revenue recognized on services performed which have not been billed.

     Fair Value of Financial Instruments

         The Company's financial instruments consist of cash, short-term accounts receivables and accounts payables for which current carrying amounts are equal to or approximate fair market value. Additionally, interest rates on outstanding debt are at market rates for debt with similar terms and average maturities.

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

         Certain Pooled Companies elected to be treated as an S corporation for federal and state income taxes prior to acquisition by the Company. Accordingly, any tax liabilities of these Companies were the responsibility of the respective stockholders. These S corporation elections terminated upon the merger with Cotelligent. See Note 7 for unaudited pro forma income tax information and further discussion.

     Earnings Per Share

         Net income per share is calculated by dividing net income by weighted average shares outstanding during the year, including common stock equivalents, if delutive. Historical earnings per share for the year ended March 31, 1996 has not been presented because it is not considered to be meaningful as a result of the acquisitions of the Founding Companies and the Offering as discussed in Note 1.

                             COTELLIGENT GROUP, INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In Thousands, Except Share and Per Share Amounts)


     Reclassifications

         Certain amounts have been reclassified in 1995 and 1996 to conform to the 1997 presentation.

     Recent Accounting Pronouncements

         The Company adopted SFAS 123, "Accounting for Stock-Based Compensation", during fiscal 1997. SFAS 123 encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in
Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and related Interpretations. Pro forma disclosures of net income and net income per share, as if the fair value-based method of accounting defined in SFAS 123 had been applied, are presented in Note 11.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per
Share". This statement establishes standards for comparing and presenting earnings per share ("EPS"). SFAS 128 simplifies the standards for computing EPS and makes the presentation comparable to international EPS standards by replacing the presentation of primary EPS with a presentation ofbasic EPS. It also requires dual presentation of basic and dilutive EPS on the face of the income statement. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. This Statement is required to be adopted by the Company during fiscal 1998.

Note 3 - Business Combinations

       Pooling-of-Interests Method

         During fiscal 1997, the Company issued 3,435,211 shares of common stock to acquire 6 companies in acquisitions accounted for under the pooling-of-interests method, (the "Pooled Companies"). Accordingly the Company's consolidated financial statements have been restated in accordance with generally accepted accounting principles for all periods presented.

         The results of certain of the Pooled Companies were previously reported on December 31 year ends prior to acquisition by the Company. The accounts of these Pooled Companies for the years ended December 31, 1994 and 1995 have been combined with the accounts of Cotelligent for the years ended March 31, 1995 and 1996, respectively. Commencing on April 1, 1996, the year ends of these Pooled Companies were changed to March 31, resulting in an increase to retained earnings of $270 during fiscal 1996.

          The following is a summary of the results related to the adjustments to retained earnings for these Pooled Companies.

                                                               For the
                                                             Year Ended
                                                           March 31, 1996
                                                         --------------------

                             Revenues                         $ 11,823
                             Costs and expenses                 11,553
                                                         --------------------
                                  Net Income                  $    270
                                                         ====================



                             COTELLIGENT GROUP, INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In Thousands, Except Share and Per Share Amounts)


         The separate results of operations of Cotelligent Group Inc. and the Pooled Companies for periods prior to the mergers are presented below.


                                                                                 Pooled
                   For the year ended March 31,              Cotelligent       Companies          Combined
                                                             -------------    -------------     -------------
                   1996
                         Revenue                              $     8,265      $    44,521       $    52,786
                         Net income                                    88            2,403             2,491
                   1995
                         Revenue                                        -           33,264            33,264
                         Net income                                 (201)              378               177



     Purchase Method

         During fiscal 1997, Cotelligent acquired two companies accounted for under the purchase method for an aggregate cost of $2,928. The total assets related to these acquisitions were $112 and resulted in the recognition of $2,726 of goodwill, which is being amortized over a 30 year period. The results of these acquisitions have been included in the Company's results from their respective date of the acquisition.

Note 4 - Pro Forma Results

         The pro forma consolidated statements of operations for the three years ended March 31, 1997 give effect to the acquisitions of the Founding Companies as if these acquisitions were made on April 1, 1994. Additionally, the pro forma consolidated statement of operations for the year ended March 31, 1997 reflects adjustments for the acquisitions of the Pooled Companies including elimination of the results of operations of a consulting division which was discontinued, compensation differentials to employees and former owners of the Pooled Companies, the planned termination of contributions to retirement plans, and adjustments to reflect income taxes as if the entities were combined and subject to the effective federal and state statutory rates for the combined entity.

                                                               For the Year Ended March 31,
                                                      ------------------------------------------------
                                                          1995               1996            1997
                                                      --------------     -------------    ------------

          Revenues                                     $     83,293       $   106,101      $  146,772
          Cost of Service                                    61,109            77,957         104,785
                                                      --------------     -------------    ------------
                 Gross Profit                                22,184            28,144          41,987

          Selling, general and administrative                20,993            22,681          31,775
                                                      --------------     -------------    ------------

          Operating Income                                    1,191             5,463          10,212
          Other expense                                         271               588              18
                                                      --------------     -------------    ------------
          Income before provision for income                    920             4,875          10,194
          taxes

          Provision for income taxes                            350             2,064           3,874
          Loss from discontinued business                      (184)              557               -
                                                      ==============     =============    ============
          Net Income                                  $         386       $     3,368      $     6,320
                                                      ==============     =============    ============


                             COTELLIGENT GROUP, INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In Thousands, Except Share and Per Share Amounts)


Note 5 - Allowance for Doubtful Accounts

Allowance for doubtful accounts activity is as follows.

Balance, March 31, 1995...................................................................    $      60
Balance of Founding Companies allowance for doubtful accounts at acquisition..............           40
Charges to costs and expenses.............................................................          156
Write-offs................................................................................          (21)
                                                                                              ------------
Balance at March 31, 1996.................................................................          235
Charges to costs and expenses.............................................................           80
Write-offs................................................................................          (48)
                                                                                             -------------
Balance at March 31, 1997.................................................................    $     267
                                                                                             =============

Note 6 - Property and Equipment

Property and equipment is comprised of the following.

                                                                   March 31,
                                                          -----------------------------
                                                              1996             1997
                                                          --------------    -----------

Computer and office equipment...........................     $    2,063      $   4,978
Furniture and fixtures..................................          1,427          2,675
Leasehold improvements..................................            326            366
                                                          --------------    -----------
                                                                  3,816          8,019
Less:  Accumulated depreciation.........................          2,126          3,120
                                                          ==============    ===========
                                                              $   1,690      $   4,899
                                                          ==============    ===========

Depreciation and amortization expense for the years ended March 31, 1996 and 1997 was $308 and $1,003 respectively.

Note 7 - Credit Facilities

         Cotelligent and each of the Founding Companies had separate banking relationships through May 31, 1996. Effective June 1, 1996, the Company's separate banking relationships were consolidated into a single banking relationship with a major bank. Operating units acquired during fiscal 1997 have been consolidated into this banking relationship within several months of acquisition. This credit facility (the "Facility") provides for borrowings up to 80% of billable accounts receivable or $20.0 million for the Company, secured by accounts receivable and other assets of the Company, and bears interest at the bank's prime rate which was 8.50% at March 31, 1997. The Facility secured by accounts receivable and other assets of Cotelligent contains covenants which, among other things, requires the Company to maintain minimum net worth and working capital levels.The Company was in compliance with these covenants at March 31, 1997. Approximately $14.8 million was available under the Facility at March 31, 1997.

                             COTELLIGENT GROUP, INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In Thousands, Except Share and Per Share Amounts)



Credit facilities consist of the following:

   Short-Term Debt


                                                                                       March 31,
                                                                              ----------------------------
                                                                                 1996            1997
                                                                              -----------    -------------
Bank line of credit with borrowings up to 80% of the Company's eligible       $                   $3,926
   accounts receivable or $20,000, secured by the accounts receivable and            -
   other assets of the Company, interest at prime (8.5% at March 31, 1997).....
Bank line of  credit,  with  borrowings  up to 80% of  PBC's  eligible  accounts
  Receivable or $1,900, secured by accounts receivable and equipment of
  PBC, interest at prime plus 1.75%  (9.25% at March 31, 1996)................      883               -
Bank line of credit, with maximum borrowings of $1,250 secured by
  FDSI's accounts receivable, property and equipment, and personally
  Guaranteed by several Cotelligent stockholders who are also officers of
  FDSI, due May 28, 1998. Interest at the prime rate plus 1.50% per annum
  (9.75% at March 31, 1996).................................................       1,097               -
Bank line of credit,  for  borrowings up to the lesser of $1,300 or 70% of the -
  DASI's eligible accounts receivable, secured by all assets of DASI, as well as the personal guarantees of two Cotelligent stockholders who are also officers of DASI, due May 31, 1996.  Interest at 1.25% above the bank's
  base lending rate (9.5% at March 31, 1996)................................        809                -
Bank line of credit, for borrowings of up to $1,500 secured by all of
  BFR's assets, due May 31, 1996.  Interest at bank's prime rate of 8.25%
  at March 31, 1996.........................................................        300                -
Bank line of credit, for borrowing up to $250, secured by accounts
  Receivable and property and equipment and personally guaranteed by
  Stockholder who is an officer of ISI.  Interest at prime plus 2.0%
  (10.25%  at March 31, 1996)...................................................    195                -
Bank line of credit, for borrowings up to $1,000 in combination with an
  Affiliated organization, personally guaranteed by ESP stockholder who is an officer of ESP, secured by accounts receivable and general tangible assets of combined companies.  Interest at bank's base rate plus 1.25%
  (9.5% at March 31, 1996)..................................................        824                -
Bank line of credit, with two separate banks for borrowing up to $900 and
  $300, secured by accounts receivable and fixed assets of JasTech.
  Interest at prime rate plus 1.25% (9.50% at March 31, 1996)..................     408                -
Related party loans, due on demand, interest rates from 8.0% to 12.5%.......         84
Current portion of long-term debt...........................................        263              161
                                                                               -----------    -------------
Total short-term debt.......................................................    $ 4,863          $ 4,087
                                                                              ===========    =============


                             COTELLIGENT GROUP, INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In Thousands, Except Share and Per Share Amounts)



         Long-Term Debt
                                                                                            March 31,
                                                                                  ----------------------------
                                                                                      1996          1997
                                                                                  -------------    -------- --
Note payable to bank,  monthly payments of $6, including  interest at the bank's prime rate plus 2.25% (10.50% at March 31,1996) per annum;  maturing March 30,
  1998 and  secured  by FDSI's  assets  and the  personal  guarantee  of several
  Cotelligent stockholders who are also officers of
  FDSI.......................................................................         $  131        $   -
Note payable to bank,  monthly payments of $2, including  interest at the bank's prime rate plus 2.25%  (10.50% at March 31, 1996) per annum;  maturing May 29,
  1998 and secured by FDSI's assets and the personal
  guarantees of several Cotelligent stockholders who are also officers of
  FDSI.......................................................................             56            -
Other notes payable..........................................................              0           11
Capital lease obligations....................................................            390          313
                                                                                  -------------    --------
                                                                                         713          324
Less:  Current maturities....................................................            263          161
                                                                                  -------------    --------
Total long-term debt.........................................................         $  450          163
                                                                                  =============    ========


Total maturities of long-term debt, at March 31, 1997 are as follows.


1998..........................................................................    $         161
1999..........................................................................              128
2000..........................................................................               34
2001..........................................................................                1
2002..........................................................................                -
Thereafter....................................................................                -
                                                                                ----------------
Total.........................................................................    $         324
                                                                                ================





                             COTELLIGENT GROUP, INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In Thousands, Except Share and Per Share Amounts)






Note 8 - Income Taxes

         Cotelligent files a consolidated federal income tax return for all of its subsidiaries.

The provision (benefit) for income taxes is as follows.


                                                                     Year Ended March 31,
                                                              ----------------------------------
                                                                1995        1996         1997
                                                              ---------   ----------   -----------
Current:
  Federal..................................................    $  64        $  742       $2,409
  State....................................................        2           134          962
                                                              ---------   ----------   ---------
                                                                  66           876        3,371
                                                              ---------   ----------   ---------
Deferred:
  Federal..................................................     (211)         (530)         343
  State....................................................      (12)         (107)          50
                                                              ---------   ----------   ---------
                                                                (223)         (637)         393

Valuation allowance........................................       80           (40)        (130)
                                                              ---------   ----------   ---------

Total provision (benefit) for income taxes.................   $  (77)       $  199       $3,634
                                                              =========   ==========   =========


Deferred tax assets (liabilities) are comprised of the following.

                                                                                              March 31,
                                                                                ----------------------------------------
                                                                                  1995           1996          1997
                                                                                ----------     ----------    -----------

Allowance for doubtful accounts............................................       $  -         $    16             104
Accrued liabilities........................................................          165           406             380
Cash to accrual............................................................          -            (846)        (1,164)
Operating loss carry forward...............................................          147           317
                                                                                                                     -
Depreciation...............................................................          -             (19)
                                                                                                                  (27)
                                                                                ----------     ----------   ------------
     Deferred tax asset (liability)........................................          312          (126)          (707)

Valuation allowance........................................................         (147)         (187)            -
                                                                                ==========     ==========   ============
     Net deferred tax assets (liabilities).................................        $ 165        $ (313)          (707)
                                                                                ==========     ==========   ============

                             COTELLIGENT GROUP, INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In Thousands, Except Share and Per Share Amounts)



The Company's effective income tax rate varied from the U.S. federal statutory tax rate as follows.


                                                              Year Ended March 31,
                                                    -----------------------------------------
                                                       1995           1996            1997
                                                    -----------     ----------     -----------
U.S. federal statutory rate.......................      34.0%          34.0%           34.0%
State income tax, net of federal benefit..........       -              -               7.9
Income of  S corporation..........................    (160.0)         (28.2)           (7.6)
Conversion to C corporation.......................     (34.0)            -              9.2
Non deductible acquisition  costs.................       -              7.8             -
Change in valuation allowance.....................      80.0            1.5            (1.8)
Other.............................................       -              -               0.5
                                                    ===========     ==========     ===========
     Effective tax rate...........................     (80.0)%          7.3%           50.0%
                                                    ===========     ==========     ===========


         Prior to the Acquisitions, Cotelligent Group, Inc. had established a valuation allowance against the tax assets associated with the net operating losses of previous years due to the uncertainty of realization through future income. In 1997, the Company reversed this valuation allowance as a result of utilization of the operating losses against taxable income.

         Certain Pooled Companies elected to be treated as an S corporation for federal and state income taxes prior to their merger with Cotelligent. Accordingly, any tax liabilities prior to acquisition by the Company were the responsibility of the former stockholders. These S corporation elections terminated as a result of the merger with Cotelligent and accordingly the net difference between book and tax basis was immediately recognized. This net deferred tax liability was approximately $700, the majority of which will be paid on a pro rata basis over a four-year period.

         The following unaudited pro forma income tax information is presented in accordance with Statement of Financial Accounting Standards No. 109 as if the businesses acquired under the pooling-of-interests method had been C corporations subject to federal and state income taxes for all periods presented.


                                                                        For the Year Ended
                                                                            March 31,
                                                             ---------------------------------------
                                                                1995          1996         1997
                                                             -----------  ------------  ------------

                     Income  before provision for
                       income taxes........................   $   100      $   2,717    $    7,276
                     Provision (benefit) for income taxes..      (120)         1,098         3,009
                                                             ===========  ============  ============
                     Pro forma net income (loss)...........   $   (20)     $   1,619    $    4,269
                                                             ===========  ============  ============


                             COTELLIGENT GROUP, INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In Thousands, Except Share and Per Share Amounts)


Note 9 - Lease Commitments

         Cotelligent leases various office space and certain equipment under noncancelable lease agreements which expire at various dates.

Future minimum rental payments as of March 31, 1997 under such leases are as follows.

                                                Capital       Operating
                                                Leases          Leases
                                             --------------  -------------

  1998.....................................  $       170       $    1,514
  1999.....................................          112            1,442
  2000.....................................           31            1,199
  2001.....................................            -              725
  2002.....................................            -              251
  Thereafter...............................            -                -
                                             --------------  =============
  Total minimum lease payments.............           313     $     5,131
                                                             =============
  Less:  Amounts representing interest.....           (27)
                                             ==============
  Present value of net minimum lease
  payments.................................  $         286
                                             ==============

         Rental expense under these leases was, $489, $640 and $1,477 for the years ended March 31, 1995, 1996 and 1997.


Note 10 - Related Parties

         Prior to its acquisition by Cotelligent, ESP was related to Electronic Systems personnel, Inc. through common ownership. ESP shares office space as well as various administrative resources with Electronic Systems Personnel, Inc. Additionally, certain ESP employees are hired through Electronic Systems Personnel, Inc. a placement firm. Below is a summary of significant transactions and account balances for the two companies.


                                                                               1996                1997
                                                                           --------------      --------------

           Due to Electronic Systems Personnel, Inc.....................     $      6           $      -
           Administrative expense.......................................          164                 26
           Placement fee expense........................................          527                 20


Note 11 - Employee Benefit Plans

                             COTELLIGENT GROUP, INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In Thousands, Except Share and Per Share Amounts)

     Long-Term Incentive Plan

         In September 1995, Cotelligent's Board of Directors and stockholders approved the Cotelligent 1995 Long-Term Incentive Plan (the "Plan"). The purpose of the Plan is to provide directors, officers, key employees and consultants with additional incentives by increasing their ownership interests in the Company.

         Under the provisions of the Plan, stock-based awards are granted at terms and prices determined by the Plan Committee as defined in the Plan. A summary of option transactions is described in the table below. All options described below are non-qualified and were granted with exercise prices no less than the fair market value on the date of the grant.

                                                                                   Weighted
                                          Number of         Option Price           Average              Expiration
                                            Shares        Range per Share        Exercise Price           Date
                                         ------------     -----------------    -----------------     -----------------
Outstanding at March 31, 1995                      -             -                    -                     -
      Granted                                479,102       $ 2.70 - 10.25                $ 6.74            2003
      Exercised                                    -             -                            -             -
      Canceled                                 2,400            9.00                       9.00            2003
                                         ------------     -----------------    -----------------     -----------------
Outstanding at March 31, 1996                476,702        2.70 - 10.25                   6.73            2003
Exercisable at March 31, 1996                 87,072        2.70 - 10.00                   6.89            2003

      Granted                                850,713        8.88 - 24.88                  18.08            2004
      Exercised                               59,099        2.70 - 9.00                    3.08            2003
      Canceled                               136,064        2.70 - 24.25                   6.66        2003 - 2004
                                         ------------     -----------------    -----------------     -----------------
Outstanding at March 31, 1997              1,132,252        2.70 - 24.88                  15.46        2003 - 2004
Exercisable at March 31, 1997                249,040       $2.70 - 19.00                 $15.25        2003 - 2004


        The Plan provides for stock-base awards in an aggregate amount of up to 15% of the number of Cotelligent's outstanding stock at the time of grant. Of the non-qualified options granted to date, a majority are generally exercisable beginning one year from the date of the grant in cumulative yearly amounts of 25% of the shares under option and generally expire seven years from the date of the grant.

        The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," issued in October 1995, and as permitted by the provisions of SFAS No. 123, the Company continues to apply the provision of APB Opinion 25 and related interpretations in accounting for its employee stock option plans. If the Company had elected to recognize compensation expense for options granted in 1996 and 1997, based on the fair value as described in SFAS No. 123 as prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing ("Black-Scholes") model with the following weighted average assumptions for 1996 and 1997, respectively: (i) risk-free interest rates of
5.97 and 6.12, (ii) a dividend yield of 0%, (iii) volatility factors of the expected market price of the Company's common stock of 40%, and (iv) a weighted average expected life of 3.5 years and 4.2 years.

        The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restriction and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected volatility of the Company's Common Stock. In management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimated.

                             COTELLIGENT GROUP, INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In Thousands, Except Share and Per Share Amounts)


        For  purposes  of pro forma  disclosure,  the  estimated  fair  value of options is amortized to expense over the options' vesting period. Had compensation for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under the Plan consistent with method of SFAS 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below.

                                                                    March 31,
                                        -------------------------------------------------------------------
                                                         1996                              1997
                                        ---------------------------------    ------------------------------
                                           As Reported           Pro         As Reported          Pro
                                                                Forma                            Forma
                                        ----------------     ------------    ------------     -------------

                  Net income ..........    $      2,518       $    2,327      $ 3,636          $    2,834
                  Earnings per share...                                       $   .37          $      .29


         Earnings per share for the year ended March 31, 1996 has not been presented because it is not considered to be meaningful as a result of the acquisitions of the Founding Companies and the Offering as discussed in Note 1.

The weighted average fair values of options granted during 1997 and 1996 were $18.59 and $8.63 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model.

     Employee Stock Purchase Plan

         During fiscal year 1997, the Company implemented an employee stock purchase plan whereby eligible employees may purchase shares of the Company's common stock at a price equal to 85 percent of the lower of the closing market price on the first or last trading day of the Plan's quarter. A total of 300,000 shares of common stock have been reserved for issuance under the plan. During 1997, employees purchased 20,171 shares for aggregate proceeds to the Company of $284.

     401(k) Plan

         During fiscal 1997, the Company initiated the Cotelligent Group, Inc., 401(k) Retirement Saving Plan, (the "Plan") effective March 1, 1997, for the benefit of all employees upon date of hire. The Plan is funded by employee payroll deduction. In addition, the Company has the option to contribute to the plan on the employee's behalf. The company did not make any contributions to the Plan for the year ended March 31, 1997.

     Subsidiary Plans

         Prior to their acquisition certain subsidiaries had various defined contribution plans which allowed employees to participate upon meeting
specified  service requirements.   Additionally,   these  plans  also  provided
for   discretionary contributions by the respective  entities.  The subsidiaries' contributions to these plans for the fiscal years ended March 31, 1995, 1996 and 1997 were $27, $70 and $47, respectively.


Note 12- Commitments and Contingencies

     Employment Agreements

         Certain  executive  officers  and  certain   principals  of  the
Company's subsidiaries have entered into employment agreements with the Company which contain provisions for compensation upon termination without cause or changes in control. Pursuant to such employment agreements, each such officer is eligible to earn bonus compensation payable out of a bonus pool determined by the Board of Directors or its Compensation Committee. Bonuses will be determined by measuring, among other objective and subjective measures, such officer's performance, the performance of the local operation for which such officer has primary responsibility and the Company's' performance against targets.

                             COTELLIGENT GROUP, INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In Thousands, Except Share and Per Share Amounts)

   ESP Stock Redemption

         On May 5, 1994, ESP entered into an agreement with a stockholder owning a 47% interest in the Company to redeem all of the 953 shares held for him for $206, of which $41 was paid at closing and the balance of $165 payable quarterly over an eight year period with interest accruing at the rate of 2% in excess of the index rate established by National City Bank. In addition, the agreement provided for an additional payment for the stock in the event of a subsequent sale of ESP. The balance outstanding on this obligation at March 31, 1995 and 1996 was $150 and $136 respectively.

         In conjunction with the acquisition of ESP by the Company, the remaining principal balance of the note payable above was paid in full on June 28, 1996. Additionally, $552 was paid as a distribution to the former stockholder in accordance with the terms of the stock redemption agreement.

     ESP Deferred Compensation Plan

         In connection with the stock redemption agreement discussed above, ESP entered into a salary continuation agreement with the former stockholder in recognition of his contributions to the growth, management and success of ESP. The salary continuation agreement provided that the stockholder be paid an annual sum of $45 for each of the years 1994 through 1997, and an annual sum of $93 for each of the years 1998 through 2005. The agreement provides for a discount rate of 8% to arrive at the present value of the unpaid salary continuation payments. The unpaid present value of this obligation at March 31, 1996 was $548.

         In conjunction with the acquisition of ESP by the Company, the remaining principal balance of the deferred compensation was paid in full on June 28, 1996.

JTI Separation Agreement

         JTI was paying a former employee termination benefits amounts of $3 per month starting in January 1992 continuing through June 2002 in accordance with a separation agreement. During July 1996 the Company cashed out the agreement for the present value resulting in the payments of $235.

    BFR Consulting Contract

         The Company entered into a consulting contract with a former employee of BFR effective February 19, 1996, whereby the former employee is required to perform certain management advisory services as required by and at the request of the Company. Payments under the contract are $8 per month, continue through December 2000 and have been fully recorded as an obligation of the Company as of March 31, 1996.

     Legal Matters

         The Company is involved in various legal matters in the normal course of business. In the opinion of management, these matters are not anticipated to have a material adverse effect on the financial position or results of operations or cash flows of the Company.

Note 13- Disposition of MCS Practice

         PBC ceased the operations of its MCS consulting division in two transactions as described below.

                             COTELLIGENT GROUP, INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In Thousands, Except Share and Per Share Amounts)



         Under the terms of a purchase and sale agreement (the Agreement), dated June 9, 1995 PBC sold, to an unrelated third party, certain furniture and equipment with a net book value of $49, seven employment contracts with professional consulting staff, the right to enter into contracts with certain customers in the health care industry that were in process, the trade name of its MCS division, and related goodwill for an adjusted cash sales price of $388. The sale resulted in a gain of $325 which is included in the statement of operations. The Agreement also provides, among other things, that PBC cannot own or have an equity interest in any data center which processes transactions for the health care industry, and competes with the purchaser for a period of 5 years.

         Additionally, pursuant to the terms of a sales agreement (the Sales Agreement) effective January 1, 1996, PBC sold its right, title and interest to a consulting contract with a customer, to Manutech Services, Inc. (Manutech), an entity incorporated on February 12, 1996, and owned by the stockholders of PBC and the three children of its majority stockholder who are presently employed by PBC. PBC received a promissory note in the amount of $25 to be paid in monthly installments of $2 including interest at 6.4 percent through March 1, 1997.



Note 14- Quarterly Financial Data (Unaudited)


                                            Year Ended March 31, 1997
                               -------------------------------------------------------------
                                  First          Second           Third           Fourth
                                 Quarter         Quarter         Quarter          Quarter
                               ------------    ------------    ------------    --------------
Revenues.................       $  31,963       $  35,127       $   37,806      $     41,876
Gross profit ............           9,020          10,646           10,699            11,622
Operating income.........           1,510           1,887            2,299             1,592
                               ------------    ------------    ------------    ==============
Net income...............       $     310       $   1,312       $    1,481      $        533
                               ============    ============    ============    ==============
                                $     .03       $     .13       $      .15      $        .05
                               ============    ============    ============    ==============



                                            Year Ended March 31, 1996
                                ------------------------------------------------------------
                                  First          Second           Third           Fourth
                                 Quarter         Quarter         Quarter          Quarter
                               ------------    ------------    ------------    --------------
Revenues.................       $  11,194       $  11,159       $   10,555      $     19,878
Gross profit ............           3,373           3,348            3,269             5,569
Operating income.........             540             628              569               834
                               ------------    ------------    ------------    ==============
Net income...............       $     439       $     899       $      524      $        656
                              ============    ============    ============    ==============


        Historical earnings per share for the quarterly data for fiscal year 1996 have not been presented as it is not considered meaningful given the four Founding Companies are not included prior to the date of the Company's initial public offering.

Item 9. Changes in and Disagreement With Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III



Item 10.  Directors and Executive Officers of the Registrant.

         The information called for by Item 10 with respect to identification of directors and executive officers of the Company is incorporated herein by reference to the material under the captions "Election of Directors" and "Other Executive Officers of the Registrant" in the Company's Proxy Statement for its 1997 Annual Meeting of stockholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year (the "Proxy Statement").



Item 11. Executive Compensation.

         The information called for by Item 11 with respect to executive compensation is incorporated herein by reference to the material under the caption "Executive Compensation" in the Proxy Statement.



Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The information called for by Item 12 with respect to security ownership of certain beneficial owner and management is incorporated herein by reference to the material under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.



Item 13. Certain Relationships and Related Transactions.

         The   information   called  for  by  Item  13  with   respect   certain
relationships and related transactions is incorporated herein by reference to the material under the caption "Certain Transactions" in the Proxy Statement.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a) The following documents are filed as a part of the Annual Report on Form 10-K:

             1. Financial Statements required by Item 14 are included and indexed in Part II, Item 8.

             2. Financial Statement Schedule is included in Part IV of this report. Schedule II is omitted because the information is included in the Notes to Consolidated Financial Statements.

               3. EXHIBITS

                1. The following is a list of all Exhibits filed as part of this report.

       EXHIBIT NO.                        DESCRIPTION

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

             3.1 Certificate of Incorporation of Cotelligent (Exhibit 3.1 of the Registration Statement on Form S-1 (File No. 33-80267) effective February 16, 1996, is hereby incorporated by reference)

             3.2 By-laws of Cotelligent (Exhibit 3.2 of the Registration Statement on Form S-1 (File No. 33-80267)effective February 16, 1996, is hereby incorporated by reference)

             4.1 Form of certificate evidencing ownership of Common Stock of Cotelligent (Exhibit 4.1 of the Registration
                      Statement on Form S-1 (File No. 33-80267) effective February 16, 1996, is hereby incorporated by reference)

            10.1      Employment   Agreement  between  Cotelligent  and
                      James R. Lavelle (Exhibit 10.1 of the Registration Statement on Form S-4 (File No. 333-6086) is hereby incorporated by reference)*

            10.2 Employment Agreement between Cotelligent and Michael L. Evans (Exhibit 10.2 of the Registration Statement on Form S-4 (File No. 333-6086) is hereby incorporated by reference)*

            10.3 Employment Agreement between Cotelligent and Daniel E. Jackson (Exhibit 10.4 of the Registration Statement on Form S-4 (File No. 333-6086) is hereby incorporated by reference)*

            10.4 Employment Agreement between BFR, Cotelligent and Jeffrey J. Bernardis (contained in Exhibit 2.1) (Exhibit 10.5 of the Registration Statement on
                      Form S-4 (File No. 333-6086) is hereby incorporated by reference)*

            10.5      Employment  Agreement  between CAI,  Cotelligent and
                      John E. Chamberlain  (contained in Exhibit 2.2)  (Exhibit
                      10.6 of the  Registration  Statement on Form S-4
                      (File No.333-6086) is hereby incorporated by reference)*

            10.6      Employment  Agreement between CAI,  Cotelligent and
                      Linda M. Cassell (contained in Exhibit 2.2) (Exhibit 10.7 of the Registration Statement on Form S-4
                      (File No. 333-6086) is hereby incorporated by reference)*

            10.7      Employment  Agreement between DASI,  Cotelligent and
                      John C. Travers (contained in Exhibit 2.3) (Exhibit 10.6 of the Registration Statement on Form S-4
                      (File No. 333-6068) is hereby incorporated by reference).

            10.8      Cotelligent  1995  Long-Term  Incentive  Plan
                      (Exhibit 10.9 of the Registration Statement on Form S-1 (File No.33-6086) is hereby incorporated by reference)*

            10.9 Lease Agreement between BFR Properties and BFR Co., Inc. effective April 1, 1995, at 7 Clyde Road included with Company's annual report filed on Form 10-K on June 28, 1997 is hereby incorporated by reference.

            10.10 Lease Agreement between BFR Properties and BFR Co., Inc. effective April 1, 1995, at 31 Clyde Road.

            10.11 Sublease Agreement between San Francisco Satellite Center and Cotelligent Group, Inc. effective March 1, 1996.

            10.12 Business Loan Agreement between Cotelligent Group, Inc. and U.S. Bank of Washington, Agreement and National Association effective May 1, 1996

            11.1      Statement re: computation of per share earnings.

            21.1      Subsidiaries of the registrant **

            23.1      Consent of Price Waterhouse  LLP **

            24.1      Power of Attorney**

            27.1      Financial Data Schedule **

           * Management contracts and compensatory plans or arrangements required to be filed as Exhibits to this Form 10-K.

           **  Filed herewith


(b) The following reports on Form 8-K were filed by the registrant during the last quarter ended March 31, 1997. Report of Independent Accountants and the related financial statements of Cotelligent Group, Inc. as at March 31, 1995 and 1996, including the results of operations and cash flows for each of the three years in the period ended March 31, 1996, and pro forma statement of operations for the year ended March 31, 1996, as filed on March 18, 1997.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Francisco, state of California on the 30 day of June, 1997.

                                        COTELLIGENT GROUP, INC.


                                        By: /s/ James R. Lavelle
                                            --------------------
                                            James R. Lavelle
                                            Chief Executive Officer


                                POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby authorizes and constitutes James R. Lavelle, Michael L. Evans and Daniel E. Jackson, and each of them singly, his true and lawful attorneys-in-fact with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities (including his capacity as a director and/or officer of Cotelligent Group, Inc.) to sign and file any and all amendments to this report with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, and he hereby ratifies and confirm as all that said attorneys-in-fact or any of them, or this or his substitutes, may lawfully do or cause to be done by virtue hereof.

   Signature                                     Capacity                                   Date

/s/ James R. Lavelle
------------------------------
James R. Lavelle                       Chairman of the Board of Directors and Chief        June   30 , 1997
                                        Executive Officer (Principal Executive Officer)           --
------------------------------
Edward E. Faber                        Vice Chairman of the Board of Directors             June   30 , 1997
                                                                                                  --

/s/ Michael L. Evans
------------------------------
Michael L. Evans                       President and Chief Operating Officer and Director  June   30 , 1997
                                                                                                  --
/s/ Daniel E. Jackson
------------------------------
Daniel E. Jackson                      Senior Vice President, Corporate Development        June   30 , 1997
                                         General Counsel and Secretary (Principal                 --
                                         Financial Officer)

/s/ Curtis J. Parker
------------------------------
Curtis J. Parker                       Vice President, Chief Accounting Officer            June   30 , 1997
                                         (Principal Accounting Officer)                           --

/s/ Daniel M. Beals
------------------------------
Daniel M. Beals                        Director                                            June   30 , 1997
                                                                                                  --

/s/ Jeffrey J. Bernardis
------------------------------
Jeffrey J. Bernardis                   Director                                            June   30 , 1997
                                                                                                  --

/s/ Linda M. Cassell
------------------------------
Linda M. Cassell                       Director                                            June   30 , 1997
                                                                                                  --


   Signature                                       Capacity                                     Date

/s/ John E. Chamberlain
------------------------------
John E. Chamberlain                    Director                                            June   30 , 1997
                                                                                                  --

/s/ Anthony M. Frank
------------------------------
Anthony M. Frank                       Director                                            June   30 , 1997
                                                                                                  --


------------------------------
B. Tom Green                           Director                                            June   30 , 1997
                                                                                                  --

/s/ John C. Travers
------------------------------
John C. Travers                        Director                                            June   30 , 1997
                                                                                                  --

/s/ Harvey L. Poppel
------------------------------
Harvey L. Poppel                       Director                                            June   30 , 1997
                                                                                                  --


                                  EXHIBIT INDEX

    EXHIBIT NO.                        DESCRIPTION

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

             3.1 Certificate of Incorporation of Cotelligent (Exhibit 3.1 of the Registration Statement on Form S-1 (File No. 33-80267) effective February 16, 1996, is hereby incorporated by reference)

             3.2 By-laws of Cotelligent (Exhibit 3.2 of the Registration Statement on Form S-1 (File No. 33-80267)effective February 16, 1996, is hereby incorporated by reference)

             4.1 Form of certificate evidencing ownership of Common Stock of Cotelligent (Exhibit 4.1 of the Registration
                      Statement on Form S-1 (File No. 33-80267) effective February 16, 1996, is hereby incorporated by reference)

            10.1      Employment   Agreement  between  Cotelligent  and
                      James R. Lavelle (Exhibit 10.1 of the Registration Statement on Form S-4 (File No. 333-6086) is hereby incorporated by reference)*

            10.2 Employment Agreement between Cotelligent and Michael L. Evans (Exhibit 10.2 of the Registration Statement on Form S-4 (File No. 333-6086) is hereby incorporated by reference)*

            10.3 Employment Agreement between Cotelligent and Daniel E. Jackson (Exhibit 10.4 of the Registration Statement on Form S-4 (File No. 333-6086) is hereby incorporated by reference)*

            10.4 Employment Agreement between BFR, Cotelligent and Jeffrey J. Bernardis (contained in Exhibit 2.1) (Exhibit 10.5 of the Registration Statement on
                      Form S-4 (File No. 333-6086) is hereby incorporated by reference)*

            10.5      Employment  Agreement  between CAI,  Cotelligent and
                      John E. Chamberlain  (contained in Exhibit 2.2)  (Exhibit
                      10.6 of the  Registration  Statement on Form S-4
                      (File No.333-6086) is hereby incorporated by reference)*

            10.6      Employment  Agreement between CAI,  Cotelligent and
                      Linda M. Cassell (contained in Exhibit 2.2) (Exhibit 10.7 of the Registration Statement on Form S-4
                      (File No. 333-6086) is hereby incorporated by reference)*

            10.7      Employment  Agreement between DASI,  Cotelligent and
                      John C. Travers (contained in Exhibit 2.3) (Exhibit 10.6 of the Registration Statement on Form S-4
                      (File No. 333-6068) is hereby incorporated by reference).

            10.8      Cotelligent  1995  Long-Term  Incentive  Plan
                      (Exhibit 10.9 of the Registration Statement on Form S-1 (File No.33-6086) is hereby incorporated by reference)*

            10.9 Lease Agreement between BFR Properties and BFR Co., Inc. effective April 1, 1995, at 7 Clyde Road included with Company's annual report filed on Form 10-K on June 28, 1997 is hereby incorporated by reference.

            10.10 Lease Agreement between BFR Properties and BFR Co., Inc. effective April 1, 1995, at 31 Clyde Road.

            10.11 Sublease Agreement between San Francisco Satellite Center and Cotelligent Group, Inc. effective March 1, 1996.

            10.12 Business Loan Agreement between Cotelligent Group, Inc. and U.S. Bank of Washington, Agreement and National Association effective May 1, 1996

            11.1      Statement re: computation of per share earnings.

            21.1      Subsidiaries of the registrant **

            23.1      Consent of Price Waterhouse  LLP **

            24.1      Power of Attorney**

            27.1      Financial Data Schedule **

           * Management contracts and compensatory plans or arrangements required to be filed as Exhibits to this Form 10-K.

           **  Filed herewith

(b) The following reports on Form 8-K were filed by the registrant during the last quarter ended March 31, 1997. Report of Independent Accountants and the related financial statements of Cotelligent Group, Inc. as at March 31, 1995 and 1996, including the results of operations and cash flows for each of the three years in the period ended March 31, 1996, and pro forma statement of operations for the year ended March 31, 1996, as filed on March 18, 1997.