Form 10-Q
period 1997-06-30
COTELLIGENT GROUP INC
filed 1997-08-14
CIK 1004963

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

 (Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997
                                       OR

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


Indicates by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes       No  X

         At August 13, 1997 there were 9,761,190 shares of common stock outstanding.

                             COTELLIGENT GROUP, INC.


                                      INDEX

                         Part I - Financial Information


 Item 1. Financial Statements                                            PAGE

       Cotelligent Group, Inc.
          Balance Sheet at March 31, 1997
               and June 30, 1997 (Unaudited)                               3
          Statement of Operations for the Three
               Months Ended June 30, 1996  and 1997 (Unaudited)            4
          Statement of Cash Flows for the Three Months
               Ended June 30, 1996 and 1997  (Unaudited)                   5


Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   8


                         Part II - Other Information

       Signatures                                                         12

                             COTELLIGENT GROUP, INC.

                           CONSOLIDATED BALANCE SHEET
                      (In Thousands, Except Share Amounts)

                                                                        March 31,           June 30,
                             ASSETS                                        1997               1997
                                                                      ---------------    ---------------
                                                                                           (Unaudited)
Current assets:
   Cash and cash equivalents.................................          $      2,244        $       589
    Accounts receivable, including unbilled accounts of
        $5,535 and $7,545 net................................                29,153             34,464
   Notes receivable..........................................                    75                 52
   Prepaid expenses and other current assets.................                 1,280              1,551
                                                                      ---------------    ---------------
     Total current assets.....................................               32,752             36,656
Property and equipment, net...................................                4,899              4,743
Deferred income taxes.........................................                   61                  -
Goodwill, net of accumulated amortization of $38 and $60......                2,649              2,627
Other assets..................................................                  336                270
                                                                      ===============    ===============
     Total assets.............................................         $     40,697        $    44,296
                                                                      ===============    ===============

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term debt............................................         $      4,087        $         -
   Accounts payable...........................................                2,149              3,871
   Accrued compensation and related payroll liabilities.......                8,667             11,877
   Income taxes payable.......................................                  260              1,623
   Deferred income taxes......................................                  768                510
   Other accrued liabilities..................................                2,050              1,808
                                                                      ---------------    ---------------
     Total current liabilities................................               17,981             19,689
Long-term debt................................................                  163                119
Other long-term liabilities...................................                  289                255
                                                                      ---------------    ---------------
     Total liabilities........................................               18,433             20,063
                                                                      ---------------    ---------------
Commitments and contingencies.................................
Stockholders' equity:
   Common Stock, $0.01 par value; 100,000,000 shares
     authorized 9,730,786 and 9,758,428 shares
     outstanding, respectively................................                   97                 98
   Additional paid-in capital.................................               18,765             18,959
   Retained earnings..........................................                3,402              5,176
                                                                      ---------------    ---------------
     Total stockholders' equity...............................               22,264             24,233
                                                                      ---------------    ---------------
     Total liabilities and stockholders' equity...............         $     40,697        $    44,296
                                                                      ===============    ===============


          The  accompanying notes are an integral part of these consolidated financial statements.

                             COTELLIGENT GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (In Thousands Except Share and Per Share Data)
                                   (Unaudited)



                                                           Quarter             Quarter
                                                            Ended               Ended
                                                        June 30, 1996       June 30, 1997
                                                       -----------------    ---------------

     Revenues.........................................  $     31,963         $   46,333
     Cost of services.................................        22,943             32,712
                                                       -----------------    ---------------
          Gross profit ...............................         9,020             13,621
     Non-recurring transaction costs...............              245                  -
     Selling, general and administrative expenses              7,265             10,605
                                                       -----------------    ---------------
          Operating income...........................          1,510              3,016
     Other (income) expense:
          Interest expense...........................            112                108
          Interest income ...........................           (130)                (4)
          Other .....................................            (21)                 4
                                                       -----------------    ---------------
             Total other ............................            (39)               108
                                                       -----------------    ---------------
     Income before provision for income taxes ..               1,549              2,908
     Provision for income taxes....................            1,239              1,134
                                                       -----------------    ---------------
     Net income......................................   $        310         $    1,774
                                                       =================    ===============

     Earnings per share..............................   $        .03         $      .18
                                                       =================    ===============

     Weighted average shares outstanding.......            9,898,262          9,825,859
                                                       =================    ===============

     Pro forma net income (adjusted
          for income taxes - Note 4).................   $        960
                                                       =================

















        The accompanying notes are an integral part of these consolidated financial statements

                             COTELLIGENT GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                            Quarter Ended
                                                                                ---------------------------------------
                                                                                  June 30, 1996        June 30, 1997
                                                                                ------------------    -----------------
        Cash flows from operating activities:
             Net income (loss)................................................   $          310        $       1,774
             Adjustments to reconcile net income to net cash provided
                by operating activities:
                Depreciation and amortization.................................              141                  358
                Provision for doubtful accounts...............................                -                  125
                Deferred income taxes, net....................................               54                 (197)
                Changes in current assets and liabilities:
                      Accounts receivable.....................................           (1,927)              (5,436)
                      Prepaid expenses and other current assets...............              174                 (248)
                      Accounts payable and accrued expenses...................              249                4,690
                      Income taxes payable....................................               63                1,363
                      Increase (decrease) in other liabilities................              144                  (34)
                Changes in other assets.......................................              (37)                  66
                                                                                ------------------    -----------------
                      Net cash provided by (used in) operating activities                  (829)               2,461
                                                                                ------------------    -----------------

        Cash flows from investing activities:
             Purchases of property and equipment..............................             (682)                (180)
             Net repayments from (advances to) related parties................             (250)                   -
                                                                                ------------------    -----------------
                     Net cash used in investing activities....................             (932)                (180)
                                                                                ------------------    -----------------
        Cash flows from financing activities:
             Proceeds on long-term debt......................................                77                    -
             Payments on long-term debt......................................              (699)                 (44)
             Net borrowings (repayments) on short-term debt..................            (1,664)              (4,087)
             Net proceeds from issuance of Common Stock......................                47                  195
             Distribution to former Stockholders.............................              (940)                   -
                                                                                -----------------     -----------------
                     Net cash provided by (used in) financing activities                 (3,179)              (3,936)
                                                                                ------------------    -----------------
             Net increase (decrease) in cash and cash equivalents............            (4,940)              (1,655)
             Cash and cash equivalents at beginning of period................            14,648                2,244
                                                                                -----------------     -----------------
             Cash and cash equivalents at end of period......................    $        9,708        $         589
                                                                                ==================    =================
        Supplemental disclosures of cash flow information:
             Interest paid...................................................               109                   94
             Income taxes paid...............................................             1,160                   54










          The accompanying notes are an integral part of these consolidated financial statements.

                             COTELLIGENT GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 (In Thousands, Except Share and Per share Data)
                                   (Unaudited)


Note 1 - Business Organization and Basis of Presentation

         Cotelligent Group, Inc. ("Cotelligent" or the "Company") was formed in February 1993 to acquire, own and operate software professional services businesses specializing in providing information technology ("IT") consultants on a contract basis and consulting and outsourcing services to businesses with complex IT operations.

         On February 20, 1996, Cotelligent acquired four companies (the "Founding Companies") simultaneously with the initial public offering of its Common Stock (the "Offering"). These acquisitions were accounted for on a historical cost basis. During fiscal 1997, the Company acquired six businesses accounted for under the-pooling-of-interests method (the "Pooled Companies"). In addition, during fiscal 1997, the Company acquired two businesses accounted for under the purchase method (the "Purchased Companies"). The operating results of theFounding and Purchased Companies are included subsequent to their respective acquisition dates.



Note 2 - Summary of Significant Accounting Policies

         The accompanying interim financial statements do not include all disclosures included in the financial statements for the fiscal years ended March 31, 1995, 1996 and 1997 as included on Cotelligent's Annual Report on Form 10-K for the year ended March 31, 1997 ("Form 10-K"), and therefore should be read in conjunction with the financial statements included on Form 10-K.

         In the opinion of management, the interim financial statements filed as part of this Quarterly Report on Form 10-Q reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations and of cash flows for the interim periods presented.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per share". This statement establishes standards for comparing and presenting earnings per share ("EPS"). SFAS 128 simplifies the standards for computing EPS and makes the presentation comparable to international EPS standards by replacing the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and dilutive EPS on the face of the income statement. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.
This Statement is required to be adopted by the Company during fiscal 1998.

Note 3 - Changes in Stockholder's Equity


                                                                     Additional                            Total
                                           Common Stock                Paid-In         Retained        Stockholders'
                                   -----------------------------
                                      Shares          Amount           Capital         Earnings            Equity
                                   -------------    ------------    --------------    ------------    -----------------
Balance at March 31, 1997             9,730,786      $       97      $    18,765       $    3,402      $        22,264
Issuance of Common Stock                 27,642               1              194                -                  195
Net income....................                -               -                -            1,774                1,774
                                   -------------    ------------    --------------    ------------    -----------------
Balance at June 30, 1997.....         9,758,428      $       98      $    18,959       $    5,176      $        24,233
                                   =============    ============    ==============    ============    =================


                          NOTES TO FINANCIAL STATEMENTS
                 (In Thousands, Except Share and Per share Data)
                                   (Unaudited)


Note 4 - Unaudited Pro Forma Income Tax Information

         Prior to their acquisitions in fiscal 1997, certain companies were S corporations and accordingly, the financial statements did not reflect a provision for income taxes, as income taxes were the responsibility of the individual stockholders. Effective with these acquisitions, the companies terminated their respective S corporation status. The following unaudited pro forma income tax information is presented in accordance with Statement of Financial Accounting Standards No. 109 as if the companies had been C corporations subject to federal and state income taxes throughout the periods presented.

                                    (In Thousands)
                                                                    Quarter Ended
                                                                    June 30, 1996
                                                               -------------------------
Income before provision for income taxes....................     $              1,549
Provision for income taxes..................................                      589
                                                               -------------------------
Pro forma net income........................................     $                960
                                                               =========================


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

         During fiscal 1997, the Company acquired six businesses accounted for under the-pooling-of-interests method (the "Pooled Companies"). In addition, during fiscal 1997, the Company acquired two businesses accounted for under the purchase method ("Purchased Companies"). The operating results of the Founding and Purchased Companies are included subsequent to their respective acquisition dates.

         The Company derives substantially all of its revenues from professional service activities. The majority of these activities are provided under "time and expense" billing arrangements, and revenues are recorded as work is performed. Revenues are directly related to the total number of hours billed to clients and the associated hourly billing rates. Hourly billing rates are established for each service professional and such rates are a function of the professional's skills, experience and the type of work performed. The Company's principal costs are professional compensation directly related to the performance of services and related expenses. Gross profits (revenues after professional compensation and related expenses) are primarily a function of hours billed to clients per professional employee or consultant, hourly billing rates of those employees or consultants and employee or consultant compensation relative to those billing rates. Gross profits can be adversely impacted if service activities cannot be billed, if the Company is not effective in managing its service activities, if fixed-fee engagements (which historically have not constituted a significant portion of total revenues) are not properly priced or if there are high levels of unutilized time (work activities not chargeable to clients or unrelated to client services) of full-time service professional employees. Operating income (gross profit less selling, general and administrative expenses) can be adversely impacted by increased administrative staff compensation, expenses related to growing and expanding the Company's business, which may be incurred before revenues or economics of scale are generated from such investment.

     As part of its strategic plan, the Company intends to acquire other software professional services businesses. Should the Company be successful in acquiring such businesses, the period in which such acquisition is consummated could be adversely impacted by costs associated with such acquisitions. In addition, financial periods subsequent to the completion of an acquisition could be adversely impacted by costs and activities associated with the assimilation and integration of the acquired company.

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

                    HISTORICAL COMBINED RESULTS OF OPERATIONS

 Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

Revenues

         Revenues increased $14.3 million, or 45% to $46.3 million in the first quarter of 1998 from $32.0 million in the first quarter of 1997. The increase was primarily attributable to a 41% increase in total client service hours provided to 792,000 hours in the first quarter of 1998 from 561,000 hours in the first quarter of 1997, and a 6.9% increase in the average hourly billing rate to $59.62 in the first quarter of 1998 from $55.77 in the first quarter of 1997. The increase in hourly billing rate reflects increased demand for employees and consultants with higher skill levels and a more favorable economic climate. The increases discussed above were in addition to an increase in placement fee revenues generated to $446,000 in the first quarter of 1998 from $407,000 in the first quarter 1997.

Gross Profit

         Gross profit increased $4.6 million, or 51% to $13.6 million in the first quarter of 1998 from $9.0 million in the first quarter of 1997, primarily due an increase in hours of service provided to clients. Gross margin as a percentage of revenues increased to 29.4% in the first quarter of 1998 from 28.2% in the first quarter of 1997, principally due to a greater increase in billing rates compared to the increase in the cost of services rate.


Non - Recurring Transaction Costs

         Non-recurring transaction costs include expenditures associated with the acquisition of the Pooled Companies.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased $3.3 million, or 45%, to $10.6 million in the first quarter of 1998 from $7.3 million in the first quarter of 1997. The increase in absolute dollars was primarily due to increased compensation to existing staff, staff added to support anticipated growth, additional occupancy costs and an increased level of corporate activities. Selling, general and administrative expenses increased as a percentage of revenues from 22.7% in the first quarter of 1997 to 22.9% in the first quarter of 1998.

Interest Expense, Net

         Interest expense, net of interest income was $104,000 in the first quarter of 1998. Interest income net of interest expense was $18,000 in the first quarter of 1997, due to the cash provided from the Offering.

Provision for Income Taxes

         The Company's provision for income taxes was $1.1 million in the first quarter of 1998, which reflects a provision on pre-tax income of 39%. The Company's provision for income taxes was $1.2 million for the first quarter 1997 at a rate of 80%, which includes a $799,000 provision related to the termination of the S corporation status of certain acquired companies.

                         LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its growth principally through cash flows from operations, periodic borrowings under its credit facilities and cash generated from the February 20, 1996 Offering to the public.

         The Company's primary source of liquidity is the collection of its accounts receivable. Accounts receivable have grown as the Company's operations have grown. Receivables increased to 61 days of revenue at June 30, 1997 from 59 days of revenue at March 31, 1997. Should the Company not be able to bill and collect for its services on a timely basis, the Company could use utilize existing cash on hand or draw upon available credit facilities to finance its operations.

         Cash flow provided by operating activities was $2.5 million for the three months ended June 30, 1997. During this period the Company utilized this cash plus a portion of existing cash balances to acquire $180,000 of fixed assets and pay down the credit line by $4.1 million. The average balance of such borrowings outstanding was approximately $4.6 million and approximately $1.7 million during the first quarter of 1998 and 1997, respectively.

         At June 30, 1997, the Company had $589,000 in cash and cash equivalents as compared to $2.2 million at March 31, 1997. At June 30, 1997, the Company had no outstanding borrowings under its bank revolving credit facilities. Long-term obligations, consisting of capital lease obligations and equipment loans, totaled $119,000 at June 30, 1997 compared to $163,000 at March 31, 1997.

         Subsequent to the end of the first quarter of 1998 the Company received a commitment from BankBoston, N.A. to provide a $40 million revolving credit facility. The Company expects this transaction to be completed in the quarter ending September 30, 1997.

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




                                                 COTELLIGENT GROUP, INC




August 14, 1997                                   By :  /S/ CURTIS J. PARKER
                                                       ------------------------
                                                       Curtis J. Parker
                                                       Vice President and Chief
                                                       Accounting Officer