Form 10-Q
period 1997-09-30
COTELLIGENT GROUP INC
filed 1997-11-14
CIK 1004963

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

 (Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                                       OR

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

         At November 12, 1997 there were 10,815,621 shares of common stock outstanding.

                             COTELLIGENT GROUP, INC.


                                      INDEX

                         Part I - Financial Information


         Item 1. Financial Statements                                                            PAGE

         Cotelligent Group, Inc.
                  Balance  Sheet  at  March  31,  1997 and  September  30,  1997
                  (Unaudited)                                                                      3
                  Statement of  Operations  for the Three and Six
                  Months Ended  September 30, 1996 and 1997 (Unaudited)                            4
                  Statement of Cash Flows for the Six Months Ended September 30,
                          1996 and 1997  (Unaudited)                                               5

         Item 2. Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                                8


                           Part II - Other Information

                  Signatures                                                                       13


                             COTELLIGENT GROUP, INC.

                           CONSOLIDATED BALANCE SHEET
                      (In Thousands, Except Share Amounts)

                                                                        March 31,         September 30,
                             ASSETS                                        1997               1997
                                                                      ---------------    ----------------
                                                                                           (Unaudited)
Current assets:
   Cash and cash equivalents..................................         $     2,244         $     1,764

   Accounts receivable including unbilled accounts of
     $$5,535 and $9,834 net..................................               29,153              39,788
   Notes receivable..........................................                   75                  79
   Prepaid expenses and other current assets..................               1,280               1,916
                                                                      ---------------    ----------------
     Total current assets.....................................              32,752              43,547
Property and equipment, net...................................               4,899               5,626
Deferred income taxes.........................................                  61                  61
Goodwill, net of accumulated amortization of $38 and $99                     2,649               6,997
Other assets..................................................                 336                 151
                                                                      ===============    ================
     Total assets.............................................         $    40,697         $    56,382
                                                                      ===============    ================

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term debt............................................         $     4,087         $     8,477
   Accounts payable...........................................               2,149               2,455
   Accrued compensation and related payroll liabilities.......               8,667              14,224
   Income taxes payable.......................................                 260                 563
   Deferred income taxes......................................                 768                 984
   Other accrued liabilities..................................               2,050               3,095
                                                                      ---------------    ----------------
     Total current liabilities................................              17,981              29,798
Long-term debt................................................                 163                 100
Other long-term liabilities...................................                 289                 250
                                                                      ---------------    ----------------
     Total liabilities........................................              18,433              30,148
                                                                      ---------------    ----------------
Commitments and contingencies.....................................
Stockholders' equity:
   Common Stock, $0.01 par value; 100,000,000 shares
     authorized 9,730,786 and 9,789,740 shares
     outstanding, respectively................................                  97                  98
   Additional paid-in capital.................................              18,765              19,001
   Retained earnings..........................................               3,402               7,135
                                                                      ---------------    ----------------
     Total stockholders' equity...............................              22,264              26,234
                                                                      ---------------    ----------------
     Total liabilities and stockholders' equity...............         $    40,697       $      56,382
                                                                      ===============    ================





          The accompanying notes are an integral part of these consolidated financial statements.

                             COTELLIGENT GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (In Thousands Except Share and Per Share Data)
                                   (Unaudited)


                                                             Three Months Ended              Six Months Ended
                                                               September 30,                   September 30,
                                                           1996             1997            1996             1997
                                                        ------------     ------------    ------------     ------------

     Revenues.........................................   $   35,127       $  49,775       $   67,091       $  96,108
     Cost of services.................................       24,481          35,128           47,426          67,840
                                                          ------------    ------------    ------------     ------------
          Gross profit ...............................       10,646          14,647           19,665          28,268
     Non-recurring transaction costs..................          543               -              788               -
     Selling, general and administrative expenses             8,216          11,374           15,480          21,979
                                                        ------------     ------------    ------------     ------------
          Operating income...........................         1,887           3,273            3,397          6,289

     Other (income) expense:
          Interest expense.............................          73              68              185            176
          Interest income..............................         (79)             (3)            (208)            (7)
          Other .......................................         (34)             (3)             (56)             1
                                                        ------------     ------------    ------------     ------------
             Total other .............................          (40)             62              (79)           170
                                                        ------------     ------------    ------------     ------------
     Income before provision for income taxes ........        1,927           3,211            3,476           6,119
     Provision for income taxes.......................          615           1,252            1,855           2,386
                                                        ------------     ------------    ------------     ------------
     Net income......................................    $    1,312       $   1,959       $    1,621       $   3,733
                                                        ============     ============    ============     ============

     Earnings per share..............................    $     0.13       $    0.20       $     0.16       $     0.38
                                                        ============     ============    ============     ============

     Weighted average shares outstanding.......            9,936,288        9,895,015       9,917,275       9,860,437
                                                        ============     ============    ============     ============

     Pro forma net income (adjusted
          for income taxes - Note 4).................   $     1,137                       $   2,051
                                                        ============                     ============









                    The accompanying notes are an integral part of these consolidated financial statements

                             COTELLIGENT GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                ---------------------------------------
                                                                                  September 30,        September 30,
                                                                                      1996                  1997
                                                                                ------------------    -----------------
        Cash flows from operating activities:
             Net income......................................................    $        1,621        $      3,733

             Adjustments  to  reconcile  net  income  to net  cash
               provided  by operating    activities:
               Depreciation    and    amortization............................              437                 532
                 Provision for doubtful accounts..............................                -                 346
                Deferred income taxes, net ...................................               27                 216
                Changes in current assets and liabilities:
                      Accounts receivable ....................................           (1,760)            (10,981)
                      Prepaid  expenses and other current assets..............             (394)               (640)
                      Accounts  payable  and accrued  expenses................            1,691               6,908
                      Income taxes payable ...................................             (866)                303
                      Increase (decrease) in other liabilities ...............             (272)                (39)
                Changes in other assets.......................................              (20)                185
                                                                                ------------------    -----------------
                      Net cash provided by operating activities...............              464                 563
                                                                                ------------------    -----------------
        Cash flows  from  investing activities:
             Purchases of property and equipment ..............................          (1,495)             (1,139)
             Purchase of Company net of cash...................................               -              (4,468)
             Proceeds on sales of assets.......................................             280                   -
             Net  repayments from related parties..............................             100                   -
                                                                                ------------------    -----------------
                  Net cash used in investing activities........................          (1,115)             (5,607)
                                                                                ------------------    -----------------
        Cash flows from financing  activities:
             Payments  to  related parties.....................................            (244)                  -
             Payments on long-term debt........................................            (195)                (63)
             Net borrowings (repayments) on short-term debt ...................          (2,553)              4,390
             Net proceeds from issuance of Common Stock .......................              46                 237
             Distribution to former Stockholders...............................          (1,044)                  -
                                                                                -----------------     ------------------
                 Net cash provided by (used in) financing activities...........          (3,990)              4,564
                                                                                ------------------    -----------------
             Net increase decrease) in cash and cash equivalents...............          (4,641)               (480)
             Cash and cash equivalents at beginning of period ..................         14,674               2,244
                                                                                ------------------    -----------------
             Cash and cash equivalents at end of period........................  $       10,033        $      1,764
                                                                                ==================    =================
        Supplemental disclosures of cash flow information:
             Interest paid.....................................................  $          180        $        176
             Income taxes paid................................................   $        2,117        $      2,652










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

         On February 20, 1996, Cotelligent acquired four companies (the "Founding Companies") simultaneously with the initial public offering of its Common Stock (the "Offering"). These acquisitions were accounted for on a historical cost basis. During fiscal 1997, the Company acquired six businesses accounted for under the-pooling-of-interests method (the "Pooled Companies"). In addition, during fiscal 1997, the Company acquired two businesses and during the first six months of fiscal 1998 acquired one business, accounted for under the purchase method (the "Purchased Companies"). The operating results of the Founding and Purchased Companies are included subsequent to their respective acquisition dates.



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

                             COTELLIGENT GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 (In Thousands, Except Share and Per share Data)
                                   (Unaudited)


Note 3 - Changes in Stockholder's Equity


                                                                 Additional                             Total
                                         Common Stock              Paid-In          Retained       Stockholders'
                                   --------------------------
                                     Shares        Amount          Capital          Earnings           Equity
                                   -----------     ----------    ------------     -------------    ----------------
Balance at March 31, 1997......      9,730,786      $    97      $  18,765        $   3,402        $    22,264
Issuance of Common Stock......          27,642            1            194                -                195
Net income ....................              -            -              -            1,774              1,774
                                   -----------     ----------    ------------     -------------    ----------------
Balance at June 30, 1997.........    9,758,428           98         18,959             5,176            24,233
Issuance of Common Stock......          31,312            -             42                 -                42
Net Income........................           -            -              -             1,959             1,959
                                   -----------     ----------    ------------     -------------    ----------------
Balance at September 30, 1997       9,789,740      $     98       $ 19,001         $   7,135        $   26,234
                                   ===========     ==========    ============     =============    ================



Note 4 - Unaudited Pro Forma Income Tax Information

         Prior to their acquisitions in fiscal 1997, certain companies were S corporations and, accordingly, the financial statements did not reflect a provision for income taxes, as income taxes were the responsibility of the individual stockholders. Effective with these acquisitions, the companies terminated their respective S corporation status. The following unaudited pro forma income tax information is presented in accordance with Statement of Financial Accounting Standards No. 109 as if the companies had been C corporations subject to federal and state income taxes throughout the periods presented.

                                               (In Thousands)
                                                            Three Months Ended          Six Months Ended
                                                            September 30, 1996          September 30, 1996
                                                            ------------------------    ----------------------
Income before provision for income taxes..................    $       1,927              $         3,476
Provision for income taxes................................              790                        1,425
                                                            ------------------------    ----------------------
Pro forma net income......................................    $       1,137              $         2,051
                                                            ========================    ======================



Note 5 - Subsequent Events

         The Company acquired three IT consulting companies on October 31, 1997. These acquisitions will be accounted for as poolings-of-interests. Additionally, the Company acquired one IT consulting company on November 6, 1997, which will be accounted for as a purchase.

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

         During fiscal 1997, the Company acquired six businesses accounted for under the-pooling-of-interests method (the "Pooled Companies"). In addition, during fiscal 1997, the Company acquired three businesses and during the first six months of fiscal 1998 acquired one business, accounted for under the purchase method (the "Purchased Companies"). The operating results of the Founding and Purchased Companies are included subsequent to their respective acquisition dates.

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

                    HISTORICAL COMBINED RESULTS OF OPERATIONS

                 Three Months Ended September 30, 1997 Compared to
                      Three Months Ended September 30, 1996

Revenues

         Revenues increased $14.6 million, or 42%, to $49.8 million in the second quarter of fiscal 1998 from $35.1 million in the second quarter of fiscal 1997. The increase was primarily attributable to a 32% increase in total client service hours provided to 801,000 hours in the second quarter of 1998 from 609,000 hours in the second quarter of 1997, and a 7.9% increase in the average hourly billing rate to $61.10 in the second quarter of 1998 from $56.61 in the second quarter of 1997. The increase in hourly billing rate reflects increased demand for professional staff and consultants with higher skill levels and a more favorable economic climate. The increases discussed above were in addition to an increase in placement fee revenues generated to $544,000 in the second quarter of 1998 from $403,000 in the second quarter of 1997.

Gross Profit

         Gross profit increased $4.0 million, or 38%, to $14.6 million in the second quarter of 1998 from $10.6 million in the second quarter of 1997, primarily due an increase in hours of service provided to clients. Gross margin as a percentage of revenues decreased to 29.4% in the second quarter of 1998 from 30.3% in the second quarter of 1997, principally due to a lower gross margin inherent in the Purchased Companies.

Non - Recurring Transaction Costs

         Non-recurring transaction costs include expenditures associated with the acquisition of the Pooled Companies.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased $3.2 million, or 38%, to $11.4 million in the second quarter of 1998 from $8.2 million in the second quarter of 1997. The increase in absolute dollars was primarily due to increased compensation to existing staff, staff added to support anticipated growth, additional occupancy costs and an increased level of corporate activities. Selling, general and administrative expenses decreased as a percentage of revenues from 23.4% in the second quarter of 1997 to 22.9% in the second quarter of 1998.

Interest Expense, Net

         Interest expense, net of interest income was $65,000 in the second quarter of 1998. Interest income net of interest expense was $5,000 in the second quarter of 1997, due to the cash provided from the Offering.

Provision for Income Taxes

         The Company's provision for income taxes was $1.3 million in the second quarter of 1998, which reflects a provision on pre-tax income of 39%. The Company's provision for income taxes was $0.6 million for the second quarter 1997 at a rate of 32% due to recognition of the benefit associated with a net operating loss carryforward.

                    HISTORICAL COMBINED RESULTS OF OPERATIONS

                 Six Months Ended September 30, 1997 Compared to
                      Six Months Ended September 30, 1996

Revenues

         Revenues increased $29.0 million, or 43%, to $96.1 million in the first half of 1998 from $67.1 million in the first half of 1997. The increase was primarily attributable to a 34% increase in total client service hours provided to 1,565,000 hours in the first half of 1998 from 1,170,000 hours in the first half of 1997, and a 7.4% increase in the average hourly billing rate to $60.38 in the first half of 1998 from $56.21 in the first half of 1997. The increase in hourly billing rate reflects increased demand for professional staff and consultants with higher skill levels and a more favorable economic climate. The increases discussed above were in addition to an increase in placement fee revenues generated to $990,000 in the first half of 1998 from $810,000 in the first half 1997.

Gross Profit

         Gross profit increased $8.6 million, or 44%, to $28.3 million in the first half of 1998 from $19.7 million in the first half of 1997, primarily due an increase in hours of service provided to clients. Gross margin as a percentage of revenues increased to 29.4% in the first half of 1998 from 29.3% in the first half of 1997, principally due to a greater increase in billing rates compared to the increase in the cost of services rate.


Non - Recurring Transaction Costs

         Non-recurring transaction costs include expenditures associated with the acquisition of the Pooled Companies.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased $6.5 million, or 42.0%, to $22.0 million in the first half of 1998 from $15.5 million in the first half of 1997. The increase in absolute dollars was primarily due to increased compensation to existing staff, staff added to support anticipated growth, additional occupancy costs and an increased level of corporate activities. Selling, general and administrative expenses decreased as a percentage of revenues from 23.0% in the first half of 1997 to 22.9% in the first half of 1998.

Interest Expense, Net

         Interest expense, net of interest income was $169,000 in the first half of 1998. Interest income net of interest expense was $23,000 in the first half of 1997, due to the cash provided from the Offering.

Provision for Income Taxes

         The Company's provision for income taxes was $2.4 million in the first half of 1998, which reflects a provision on pre-tax income of 39%. The Company's provision for income taxes was $1.9 million for the first half 1997 at a rate of 53% due to the recognition of deferred income taxes on the conversion from the cash to accrual method by certain of the Pooled Companies.

                         LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its growth principally through cash flows from operations, periodic borrowings under its credit facilities and cash generated from the Offering.

         The Company's primary source of liquidity is the collection of its accounts receivable. Accounts receivable have grown as the Company's operations have grown. Receivables increased to 62 days of revenue at September 30, 1997 from 59 days of revenue at March 31, 1997. Should the Company not be able to bill and collect for its services on a timely basis, the Company could use utilize existing cash on hand or draw upon available credit facilities to finance its operations.

         Cash flow provided by operating activities was $563,000 for the six months ended September 30, 1997. During this period the Company utilized this cash plus a portion of existing cash balances to acquire $1.1 million of fixed assets and purchase a company for $4.5 million. The average balance of such borrowings outstanding was approximately $3.5 million and approximately $2.8 million during the six months of 1998 and 1997, respectively.

         At September 30, 1997, the Company had $1.8 million in cash and cash equivalents as compared to $2.2 million at March 31, 1997. At September 30, 1997, the Company had $8.5 million outstanding borrowings under its bank revolving credit facilities. The Company's entered into a new credit facility (the "Facility"), which provides $40.0 million for the Company, secured by accounts receivable and other assets of the Company. Indebtedness under the Facility bears interest at a base rate or LIBOR plus an applicable margin. The Facility includes financial covenants with respect to maximum leverage, minimum profitability and debt service ratio. Long-term obligations, consisting of capital lease obligations and equipment loans, totaled $100,000 at September 30, 1997 compared to $163,000 at March 31, 1997.

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

           None.

Item 3.  Defaults Upon Senior Securities.

           None.

Item 4.  Submission of Matters to a Vote of Security Holders.

      (A.) The Company held its annual meeting of stockholders on September 9, 1997

       The following is a brief description of each matter voted upon at the annual meeting:

      1. Elections of three directors to serve for a three-year term expiring at the annual meeting in 2000.

                               For              Against          Abstain
      Anthony M. Frank      7,070,622           210,003             0
      James R. Lavelle      6,850,150           430,475             0
      Susan E. Trice        7,220,734            59,891             0

      2. Elections of one director to serve for a two-year term expiring at the annual meeting in 1999.
                               For               Against          Abstain
      Christy L. Cooper     7,116,554            164,071             0

      3. Approve the appointment of Price Waterhouse LLP as the Company's independent certified public accountants.

            For              7,145,689
            Against             10,966
            Abstain            123,970

          (D.)  N/A


Item 5.  Other Information.

           None.


Item 6   Exhibits and Reports on Form 8-K.

           (A.)    Exhibits.

      (B.)  Reports on Form 8K


                    The following report on Form 8-K was filed during the quarter ended September 30, 1997:

                    Cotelligent Group, Inc. files the Company's Shareholder Rights Program - September 24, 1997

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       COTELLIGENT GROUP, INC




November 14, 1997                      By : /s/  Curtis J. Parker
                                            ----------------------
                                            Curtis J. Parker
                                            Vice President and Chief
                                                  Accounting Officer