Form 10-Q
period 1997-12-31
COTELLIGENT GROUP INC
filed 1998-02-17
CIK 1004963

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

 (Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997
                                       OR

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

At February 12, 1998 there were 11,718,851 shares of common stock outstanding.

                             COTELLIGENT GROUP, INC.


                                      INDEX

                         Part I - Financial Information

              Item 1. Financial Statements                                                          PAGE

              Cotelligent Group, Inc.
                  Consolidated Balance Sheets at March 31, 1997  and
                     December 31, 1997                                                                3
                  Consolidated Statements of Operations for the Three and
                     Nine Months Ended December 31, 1997                                              4
                  Consolidated Statements of Operations for the Three and
                     Nine Months Ended  December 31, 1996                                             5
                  Consolidated Statements of Cash Flows for the
                     Nine Months Ended December 31, 1996 and 1997                                     6
                  Notes to Consolidated Financial Statements                                          7



              Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                                     11


                           Part II - Other Information
              Signatures                                                                              18


                             COTELLIGENT GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                         March 31,          December 31,
                                                                           1997                 1997
                                                                      ----------------    -----------------
                             ASSETS
Current assets:
   Cash and cash equivalents..................................          $      2,904        $         684
   Accounts receivable, including unbilled accounts
          of $5,595 and $8,057 and net of allowance for
          doubtful accounts of accounts of $632 and $1,603,
          respectively........................................                32,387               47,060
   Notes receivable from officers.............................                   225                  229
   Prepaid expenses and other.................................                 1,306                2,137
                                                                      ----------------    -----------------
     Total current assets.....................................                36,822               50,110
Property and equipment, net...................................                 5,448                6,497
Deferred tax assets...........................................                    54                    -
Goodwill, net of accumulated amortization of $38 and $159,
       respectively...........................................                 2,409               17,588
Other assets..................................................                   434                  336
                                                                      ================    =================
     Total assets.............................................          $     45,167         $     74,531
                                                                      ================    =================

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term debt............................................          $      4,409         $        234
   Accounts payable...........................................                 2,590                2,331
   Accrued compensation and related payroll liabilities.......                 9,990               17,006
   Income taxes payable.......................................                   491                3,478
   Deferred tax liabilities...................................                   761                  383
   Other accrued liabilities..................................                 3,110                4,031
                                                                      ----------------    -----------------
     Total current liabilities................................                21,351               27,463
Long-term debt................................................                   648               12,296
Deferred tax liabilities......................................                     -                  102
Other long-term liabilities...................................                    31                   20
                                                                      ----------------    -----------------
     Total liabilities........................................                 22,030               39,881
                                                                      ----------------    -----------------
Stockholders' equity:
    Preferred Stock, $0.01 par value; 500,000 shares
     authorized, no shares issued or outstanding.............                      -                    -
    Common Stock, $0.01 par value; 100,000,000 shares
      authorized, 11,272,401 and 11,713,596 shares
      issued and outstanding, respectively....................                    113                  117
   Additional paid-in capital.................................                 19,046               27,399
   Retained earnings..........................................                  3,978                7,134
                                                                      ----------------    -----------------
     Total stockholders' equity...............................                 23,137               34,650
                                                                      ----------------    -----------------

     Total liabilities and stockholders' equity...............         $      45,167       $        74,531
                                                                      ================    =================





        The accompanying notes are an integral part of these consolidated financial statements.

                             COTELLIGENT GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)

                                                                                           Pro Forma         Pro Porma
                                                   Three Months          Nine Months      Three Months      Nine Months
                                                     Ended                  Ended            Ended             Ended
                                                   December 31,          December 31,     December 31,      December 31,
                                                        1997               1997              1997               1997
                                                   ---------------     --------------    -------------     ---------------

Revenues.........................................  $       63,111      $    175,981      $    63,111        $    175,981
Cost of services.................................          44,730           124,156           44,723             124,137
                                                    --------------      -------------    -------------      ---------------
     Gross profit ...............................          18,381            51,825           18,388              51,844
Selling, general and administrative expenses               14,759            41,593           13,732              39,629
Non-recurring transaction costs .................             855               855               -                 -
                                                   ---------------     --------------    -------------     ---------------
     Operating income...........................            2,767             9,377            4,656              12,215
Other (income) expense:
     Interest expense...........................              172               370              172                 370
     Interest income ...........................              (18)              (38)             (18)                (38)
     Other .....................................              (17)               16              (17)                 16
                                                   ---------------     --------------    -------------     ---------------
        Total other (income) expense............              137               348              137                 348
                                                   ---------------     --------------    -------------     ---------------
Income before provision for income taxes .......            2,630             9,029            4,519              11,867
Provision for income taxes......................            2,768             5,327            1,853               4,865
                                                   ---------------     --------------    -------------     ---------------
Net income (loss)................................  $         (138)      $     3,702      $     2,666       $       7,002
                                                   ===============     ==============    =============     ===============

Earnings (loss) per share - basic and diluted      $        (0.01)      $      0.32      $      0.23       $        0.61
                                                   ===============     ==============    =============     ===============

Weighted average shares outstanding -
          Basic..................................      11,584,353         11,399,141       11,584,353          11,399,141
                                                   ===============     ==============    =============     ===============
          Diluted................................      11,756,214         11,503,578       11,756,214          11,503,578
                                                   ===============     ==============    =============     ===============



















              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             COTELLIGENT GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)


                                                                                           Pro Forma         Pro Porma
                                                   Three Months          Nine Months      Three Months      Nine Months
                                                     Ended                  Ended            Ended             Ended
                                                   December 31,          December 31,     December 31,      December 31,
                                                        1996               1996              1996               1996
                                                   ---------------     --------------    -------------     ---------------
Revenues.........................................  $       42,534      $    118,294      $    42,534        $    118,294
Cost of services.................................          30,104            82,973           30,096              82,950
                                                    --------------      -------------    -------------      ---------------
     Gross profit ...............................          12,430            35,321           12,438              35,344
Selling, general and administrative expenses                9,694            28,100            9,365              26,825
Non-recurring transaction costs .................             319             1,105                -                   -
                                                   ---------------     --------------    -------------     ---------------
     Operating income...........................            2,417             6,116            3,073               8,519
Other (income) expense:
     Interest expense...........................              179               385              179                 385
     Interest income ...........................              (70)             (287)             (70)               (287)
     Other .....................................             (120)             (218)            (120)               (218)
                                                   ---------------     --------------    -------------     ---------------
        Total other (income) expense  ..........              (11)             (120)             (11)               (120)
                                                   ---------------     --------------    -------------     ---------------
Income before provision for income taxes .......            2,428             6,236            3,084               8,639
Provision for income taxes......................              841             2,745            1,265               3,542
                                                   ---------------     --------------    -------------     ---------------
Net income (loss)................................  $        1,587       $     3,491      $     1,819       $       5,097
                                                   ===============     ==============    =============     ===============

Earnings (loss) per share - basic and diluted      $         0.14       $      0.31      $      0.16       $        0.45
                                                   ===============     ==============    =============     ===============

Weighted average shares outstanding -
          Basic..................................      11,229,131         11,223,131       11,229,131          11,223,132
                                                   ===============     ==============    =============     ===============
          Diluted................................      11,393,769         11,373,930       11,393,769          11,373,930
                                                   ===============     ==============    =============     ===============


















              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             COTELLIGENT GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                          Nine Months Ended
                                                                                ---------------------------------------
                                                                                December 31, 1996       December 31,
                                                                                                            1997
                                                                                ------------------    -----------------

        Cash flows from operating activities:
             Net income.......................................................  $          3,491       $       3,702
             Adjustments  to  reconcile  net  income  to net  cash  provided
                by operating    activities:
                 Depreciation    and    amortization ..........................              494               1,542
                 Provision for doubtful accounts...............................              235                 823
                 Loss on sale of assets........................................               45
                Deferred income taxes, net ....................................             (105)               (222)
                Changes in current assets and liabilities:
                      Accounts receivable .....................................           (6,001)            (13,091)
                      Prepaid expenses and other...............................             (465)               (809)
                      Accounts payable and accrued expenses....................            2,215               6,848
                      Income taxes payable ....................................             (292)              2,691
                      Other liabilities .......................................           (1,526)                (11)
                Changes in other assets........................................               11                 105
                                                                                ------------------    -----------------
                      Net cash provided by (used in) operating activities                 (1,898)              1,578
                                                                                ------------------    -----------------

        Cash flows  from  investing   activities:
             Purchases  of  property  and equipment ..........................            (2,415)              (2,194)
             Acquisition of businesses, net of cash...........................            (2,915)              (7,325)
             Net advances to related parties..................................              (105)                   -
                                                                                ------------------    -----------------
                     Net cash used in investing activities....................            (5,435)              (9,519)
                                                                                ------------------    -----------------
        Cash flows from financing activities:
             Net borrowings (repayments) on short-term debt...................             1,229               (4,597)
             Net borrowings (repayments) on long-term debt....................              (250)              12,070
             Borrowings from related parties..................................               105                    -
             Net proceeds from issuance of Common Stock......................                 29                   54
             Distributions from certain Pooled Companies, prior to
              acquisition....................................................             (1,774)              (1,806)
                                                                                ------------------   ------------------
                     Net cash provided by (used in) financing activities                    (661)                5,721
                                                                                ------------------    -----------------
             Net decrease in cash and cash equivalents........................            (7,994)              (2,220)
             Cash and cash equivalents at beginning of period................ .           14,916                2,904
                                                                                ------------------    -----------------

             Cash and cash equivalents at end of period.......................  $           6,922      $          684
                                                                                ==================    =================
        Supplemental disclosures of cash flow information:
             Interest paid....................................................                293                 585
             Income taxes paid ...............................................              3,272               3,818
             Stock issued to acquire business................................                   -               7,464









              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             COTELLIGENT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


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

     During the year ended March 31, 1997 ("fiscal 1997") and in the first nine month period ended December 31, 1997 ("fiscal 1998") the Company issued 4,976,826 shares of Common Stock to acquire ten businesses accounted for under the pooling-of-interests method (the "Pooled Companies"). The consolidated financial statements have been restated in accordance with generally accepted accounting principles to present the financial data as if Cotelligent and these companies had always been members of the same operating group.

     In addition, during fiscal 1997 and 1998, the Company acquired five businesses accounted for under the purchase method (the "Purchased Companies") for aggregate consideration of $17,990 (362,998 shares of Common Stock issued at fair market value of $7,464 and $10,526 of cash). The consolidated financial statements include the operating results of these companies subsequent to their respective acquisition dates.

         Pro forma data on the consolidated statements of operations reflects adjustments for the Pooled Companies including compensation differentials to former owners and employees, termination of contributions to retirement plans, elimination of non-recurring transaction costs related to the Pooled Companies and income taxes as if the entities were combined and subject to the effective federal and state statutory rates throughout the periods discussed.



Note 2 - Summary of Significant Accounting Policies

         Interim Financial Statement Presentation

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

                             COTELLIGENT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)




        Recent Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share". This statement establishes standards for presenting earnings per share ("EPS"). The SFAS No. 128 requires dual presentation of basic and dilutive EPS on the face of the income statement. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company adopted this statement in the quarter ended December 31, 1997 and has restated all prior-period EPS data presented. The difference between basic and diluted shares results from the inclusion of dilutive stock options.

         In June 1997, the Financial Accounting Standards Board issued SFAS No 130, Reporting Comprehensive Income. SFAS No. 130 established standards to measure all changes in equity that result from transactions and other economic events other than transactions with owners. Comprehensive income is the total of net income and all other nonowner changes in equity. This statement is effective for financial statements for periods beginning after December 15, 1997.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 introduces a new model for segment reporting, called the "management approach". The management approach is based on the manner in which management organizes segments within a company for making operating decisions and assessing performance. The management approach replaces the notion of industry and geographic segments. This statement is effective for financial statements for periods beginning after December 15, 1997.

     The Company does not believe that adoption of SFAS No. 130 and SFAS No. 131 will significantly alter its financial statement presentation.

                             COTELLIGENT GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        (In thousands, except share data)

Note 3 - Changes in Stockholders' Equity


                                     Common Stock             Additional                           Total
                              ----------------------------      Paid-In       Retained         Stockholders'
                                Shares          Amount          Capital       Earnings             Equity
                              ------------      ----------    ------------    -------------    ---------------
Balance at March 31, 1997...    11,272,401       $    113      $   19,046      $    3,978        $    23,137
Issuance of Common Stock....       441,195              4           8,353               -              8,357
Dividends from certain Pooled
 Companies, prior to
acquisition                             -               -               -            (546)             (546)
Net income...................           -               -               -           3,702             3,702
                              ============      ==========    ============    =============    ===============
Balance at December 31, 1997   11,713,596       $     117      $   27,399       $    7,134       $   34,650
                              ============      ==========    ============    =============    ===============



Note 4 - Pro Forma Results

     The following pro forma consolidated statements of operations for the three months ended December 31, 1996 and 1997 and the nine months ended December 31, 1996 and 1997 give effect to the acquisitions of the Founding Companies, Pooled Companies and Purchased Companies as if these acquisitions had always been members of the same operating group. These pro forma consolidated statements reflect adjustments for the acquisitions of the Pooled Companies including elimination of non-recurring transaction costs, compensation differentials to employees and former owners of the Pooled Companies, the planned termination of contributions to retirement plans, and adjustments to reflect income taxes as if the entities were combined and subject to the effective federal and state statutory rates for the combined entity. Additionally, these pro forma consolidated financial statements reflect adjustments for interest expense on cash consideration and amortization of goodwill resulting from the Purchased Companies for all periods prior to their acquisition.


                                                    Three Months        Nine Months        Three Months        Nine Months
                                                       Ended               Ended              Ended               Ended
                                                     December 31,        December 31,       December 31,        December 31,
                                                        1996                1996               1997                1997
                                                   ---------------     ---------------    ---------------     ---------------


Revenues.......................................     $      47,057        $    132,131       $      64,476       $    186,648
Cost of services..............................             33,478              93,089              45,571            131,370
                                                   ---------------     ---------------    ---------------     ---------------
     Gross profit..............................            13,579              39,042             18,905              55,278
Selling, general and administrative...........             10,451              29,539             14,011              41,779
                                                   ---------------     ---------------    ---------------     ---------------
Operating income............................                3,128               9,503              4,894              13,499
Other expense.................................                152                 373                218                 704
                                                   ---------------     ---------------    ---------------     ---------------
Income before provision for income taxes                    2,976               9,130              4,676              12,795
Provision for income taxes.................                 1,220               3,743              1,918               5,246
                                                   ---------------     ---------------    ---------------     ---------------
Net income...................................       $       1,756       $       5,387      $       2,758       $       7,549
                                                   ===============     ===============    ===============     ===============
Earnings per share -
   Basic.....................................       $        0.15       $        0.46      $        0.24      $         0.65
                                                   ===============     ===============    ===============     ===============
   Diluted...................................       $        0.15       $        0.46      $        0.23      $         0.64
                                                   ===============     ===============    ===============     ===============
Weighted average shares outstanding -
   Basic.....................................          11,592,129          11,586,129         11,702,728          11,680,299
                                                   ===============     ===============    ===============     ===============
   Diluted...................................          11,756,767          11,736,928         11,874,583          11,784,736
                                                   ===============     ===============    ===============     ===============

                             COTELLIGENT GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        (In thousands, except share data)


Note 5 - Supplemental Pro Forma Income Tax Information

     Prior to their acquisitions in fiscal 1997 and 1998, certain Pooled Companies were S corporations and accordingly, these companies did not reflect a provision for federal or certain state income taxes. In connection with these acquisitions by Cotelligent, the acquired companies terminated their respective S corporation status. The following pro forma income tax information is presented in accordance with SFAS No. 109 as if these companies had been C corporations subject to federal and state income taxes throughout the periods presented.


                                                     Three         Nine Months      Three Months      Nine Months
                                                     Months           Ended             Ended             Ended
                                                     Ended         December 31,        December          December
                                                  December 31,         1996            31, 1997          31, 1997
                                                     1996
                                                 ------------     --------------    -------------     -------------

Income before provision for income taxes..        $    2,428         $    6,236       $    2,630       $      9,029
Pro forma provision for income taxes                     889              2,901            2,758              5,130
                                                 ------------     --------------    -------------     --------------

Pro forma net income..........................    $    1,539         $    3,335       $     (128)      $      3,899
                                                 =============     ==============    =============    ==============



Note 6 - Subsequent Event

     On January 2, 1998, the Company acqurired a business for cash of $1.4 million, to be accounted for under the purchase method of accounting. Goodwill from the purchase is estimated to be $1.0 million. The purchase agreement provides for additional consideration based on financial performance of the acquired company subsequent to the acquisition. Potential earn-out payments are due in fiscal years 1999 and 2000 and will be considered additional purchase price in the year the earn-out periods end.

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

     During the year ended March 31, 1997 ("fiscal 1997") and in the first nine month period ended December 31, 1997 ("fiscal 1998") the Company acquired ten businesses accounted for under the pooling-of-interests method. The consolidated financial statements have been restated in accordance with generally accepted accounting principles to present the financial data as if Cotelligent and these companies had always been members of the same operating group.

         In addition, during fiscal 1997 and 1998, the Company acquired five businesses accounted for under the purchase method. The consolidated financial statements include the operating results of these companies subsequent to their respective acquisition dates.

         Pro forma data on the consolidated statements of operations reflects adjustments related to businesses accounted for under the pooling-of-interests method including: compensation differentials to former owners and employees, termination of contributions to retirement plans, elimination of non-recurring transaction costs related to the acquisition of businesses accounted for under the pooling-of-interests method and income taxes as if the entities were combined and subject to the effective federal and state statutory rates throughout the periods discussed.

         The Company derives substantially all of its revenues from professional service activities. The majority of these activities are provided under "time and expense" billing arrangements, and revenues are recorded as work is performed. Revenues are directly related to the total number of hours billed to clients and the associated hourly billing rates. Hourly billing rates are established for each service professional and such rates are a function of the professional's skills, experience and the type of work performed. The Company's principal costs are professional compensation directly related to the performance of services and related expenses. Gross profits (revenues after professional compensation and related expenses) are primarily a function of hours billed to clients per professional employee or consultant, hourly billing rates of those employees or consultants and employee or consultant compensation relative to those billing rates. Gross profits can be adversely impacted if service activities cannot be billed, if the Company is not effective in managing its service activities, if fixed-fee engagements (which historically have not constituted a significant portion of total revenues) are not properly priced or if there are high levels of unutilized time (work activities not chargeable to clients or unrelated to client services) of full-time service professional employees. Operating income (gross profit less selling, general and administrative expenses) can be adversely impacted by increased administrative staff compensation or expenses related to growing and expanding the Company's business, which may be incurred before revenues or economies of scale are generated from such investment.

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

         As a professional services organization, the Company responds to service demands from its clients. Accordingly, the Company has limited control over the timing and circumstances under which its services are provided. Therefore, the Company can experience volatility in its operating results from quarter to quarter. The operating results for any quarter are not necessarily indicative of the results for any future period. The Company generally experiences a reduction in gross profit in the first calendar quarter due to the impositon of employment related taxes.

     The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and has concluded that the Year 2000 problem will not pose any significant operational issue for the Company. The Company does not expect the expenditures related to the Year 2000 issue to have a material effect on its financial position or results of operations in any year.

                  CONSOLIDATED RESULTS OF OPERATIONS

          Three Months Ended December 31, 1997 Compared to Three Months
                             Ended December 31, 1996

Revenues

     In the third quarter of fiscal 1998 revenues increased $20.6 million, or 48.4% to $63.1 million from $42.5 million in the third quarter of fiscal 1997. The increase was primarily attributable to a 28.9% increase in total client service hours to 964,000 from 748,000 in the third quarter of 1997, and a 15.6% increase in the average hourly billing rate to $64.62 from $55.91 in the comparable quarter of 1997. The increase in hourly billing rate reflects increased demand for employees and consultants with higher skill levels and a more favorable economic climate. The increase in revenues was also attributable to the inclusion of revenues of the companies acquired under the purchase method of accounting during fiscal 1998 ("FY 1998 Purchases").


Gross Profit

     Gross profit increased $6.0 million, or 47.9% to $18.4 million in the third quarter of 1998 from $12.4 million in the third quarter of 1997, primarily due to an increase in hours of service provided to clients and the inclusion of the FY 1998 Purchases. Gross margin as a percentage of revenues decreased to 29.1% in the third quarter of 1998 from 29.2% in the third quarter of 1997 primarily due to the inclusion of the FY 1998 Purchases with lower gross margins and certain of the Pooled Companies engaging new clients at lower gross margins prior to the acquisition by the Company.

Non - Recurring Transaction Costs

         Non-recurring transaction costs include expenditures associated with the acquisition of four Pooled Companies acquired during the period and are expensed as incurred on an historical basis.


Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $5.1 million, or 52.2% to $14.8 million in the third quarter of 1998 from $9.7 million in the third quarter of 1997. The increase was primarily due to increased compensation to existing staff, staff added to support anticipated growth, additional occupancy costs and an increased level of corporate activities. Selling, general and administrative expenses increased as a percentage of revenues to 23.4% in the third quarter of 1998 from 22.8% in the third quarter of 1997.

     Selling, general and administrative espenses on a pro forma basis were $13.7 million or 21.8% of pro forma revenues for the third quarter of 1998, compared to historical selling, general and administration expenses of $14.8 million, or 23.4% of historical revenues. The reduced selling, general and administrative expenses on a pro forma basis reflect a reduction in executive and employee compensation arrangements in connection with the Pooled Companies.

     On a pro forma basis, selling, general and administrative expenses increased $4.4 million, or 46.6% to $13.7 million in the third quarter of 1998. The increase was primarily due to increased compensation to existing staff, staff added to support anticipated growth, additional occupancy costs and an increased level of corporate activities. Pro forma selling, general and administrative expenses decreased as a percentage of revenues to 21.8% in the third quarter of 1998 from 22.0% in the third quarter of 1997 reflecting greater operating efficiencies and a larger revenue base. The Company cannot be certain that such efficiencies can be sustained in the near term as is undertakes to integrate the acquired entities, expand geographically and acquire other companies.

Interest Expense, Net

     Interest expense, net of interest income was $0.2 million in the third quarter of 1998 and $0.1 million in the third quarter of 1997.


Provision for Income Taxes

     Provision for income taxes was $2.8 million in the third quarter of 1998, which reflects a provision on pre-tax income of 105%. The provision for income taxes was $0.8 million in the third quarter of 1997 at a rate of 35%. The increase in the effective tax rate is due to the termination of S Corporation status of certain Pooled Companies, the requirement to change from the cash basis to the accrual basis of accounting for tax purposes at the date of acquisition and the non-deductibility of certain non-recurring transaction costs.

     The primary difference between the Company's historical and pro forma effective tax rates related to the termination of certain Pooled Companies' S
corporation  election  and  the   non-deductibility  of  certain   non-recurring
transaction costs.




           Nine Months Ended December 31, 1997 Compared to Nine Months
                             Ended December 31, 1996


Revenues

     In the first nine months of fiscal 1998 revenues increased $57.7 million, or 48.8% to $176.0 million from $118.3 million in the first nine months of fiscal 1997. The increase was primarily due to a 33.3% increase in client service hours to 2.8 million from 2.1 million hours in the first nine months of fiscal 1997 and a 9.8% increase in the average billing rate to $62.15 from $56.60 in the comparable period of fiscal 1997. The increase in revenues was also attributable to the inclusion of revenues of the FY1998 Purchases.


Gross Profit

     Gross profit increased $16.5 million, or 46.7% to $51.8 million during the first nine months of fiscal 1998 from $35.3 million in the first nine months of fiscal 1997 primarily as a result of an increase in client service hours and the inclusion of the FY 1998 Purchases. Gross profit as a percentage of revenues decreased to 29.4% of revenues for the first nine months of fiscal 1998 from 29.9% in the first nine months of fiscal 1997 primarily due to the inclusion of the FY 1998 Purchases with lower gross margins and certain of the Pooled Companies engaging new clients at lower gross margins prior to acquisition by the Company.


Selling, General And Administrative Expenses

         Selling, general and administrative expenses increased $13.5 million, or 48.0% to $41.6 million in the first nine months of fiscal 1998 from $28.1 million in the first nine months of fiscal 1997. The increase was primarily due to increased compensation to existing staff, staff added to support growth, additional locations, installation of a company-wide network and associated costs to maintain these systems as well as incremental costs of Cotelligent's corporate activities. Selling, general and administrative expenses decreased as a percentage of revenues to 23.6% of revenues in the first nine months of fiscal 1998 from 23.8% in the first nine months of fiscal 1997.

     Selling, general and administration expenses on a pro forma basis were $39.6 million, or 22,5% of pro forma revenues for the nine months ended December 31, 1997, compared to historical selling, general and administrative expenses of $41.6 million, or 23.6% of historical revenues. The reduction of selling, general and administrative expenses on a pro forma basis reflect a reduction in executive and employee compensation arrangements in connection with the Pooled Companies.

     On a pro forma basis, selling, general and administrative expenses increased $12.8 million, or 47.7% to $39.6 million in the first nine months of 1998. The increase was primarily due to increased compensation to existing staff, staff added to support anticipated growth, additional occupancy costs and an increased level of corporate activities. Pro forma selling, general and administrative expenses decreased as a percentage of revenues to 22.5% in the first nine months of 1998 from 22.7% in the first nine months of 1997 reflecting greater operating efficiencies and a larger revenue base. The Company cannot be certain that such efficiencies can be sustained in the near term as is undertakes to integrate the acquired entities, expand geographically and acquire other companies.


Non-Recurring Transaction Costs

         Non-recurring transaction costs include expenditures associated with the acquisition of four Pooled Companies acquired during the period and are expensed as incurred on an historical cost basis.

Interest Expense, Net

         Interest expense, net of interest income increased $0.2 million to $0.3 million in the first nine months of fiscal 1998 from $0.1 million in the first nine months of fiscal 1997, primarily due to a reduction in invested cash balances to fund growth and acquisition activity.

Provision for Income Taxes

         Provision for income taxes was $5.3 million, or an effective tax rate of 59% of pre-tax income for the first nine months of fiscal 1998 compared to income taxes of $2.7 million, or an effective rate of 44% of pre-tax income for the first nine months of fiscal 1997. The increase in the effective tax rate is due to an increase in revenues in states with higher tax rates and a greater amount of non-recurring transaction costs, certain portions of which are non-deductible for tax purposes.

         The primary difference between the Company's historical and pro forma effective tax rates related to the termination of certain Pooled Companies' S corporation election and the non-deductibility of certain non-recurring transaction costs.



                         LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its growth principally through cash flows from operations, periodic borrowing under its credit facilities and the use of the net proceeds from the Offering. On September 12, 1997, the Company entered into a $40 million revolving line of credit facility (the "Credit Line") with a lead lender bank and two other banks. Interest rate options include base borrowings at the lead lender's prime rate and term loans at LIBOR plus an applicable margin. The Company believes the existing sources of liquidity and funds generated from operations will provide adequate cash to fund its anticipated cash needs for operations and acquisitions at least through the next year. At February 12, 1998 the Company had $10.3 million outstanding under the Credit Line.

         The Company's primary sources of liquidity are cash, the Credit Line and the collection of its accounts receivable. Accounts receivables have grown as the Company's operations have grown. Billed receivables were 64 and 59 days of revenue at December 31, 1997 and March 31, 1997, respectively. Should the Company be unable to bill and collect for its services on a timely basis, the Company could draw upon available cash or existing credit facilities to finance its operations.

     Cash provided by operating activities was $1.6 million for the nine months ended December 31, 1997. The Company supplemented cash provided by operations periodically with short-term borrowings. The average balance of such borrowings outstanding was approximately $6.7 million during the nine months ended December 31, 1997 and approximately $5.9 million during fiscal 1997.

     At December 31, 1997 the Company had $0.7 million in cash and cash equivalents as compared to $2.9 million at March 31, 1997. At December 31, 1997, the Company had long-term notes payable under the Credit Line, long-term capital lease obligations and other notes outstanding in the amount of $12.3 million. The current installments of the long-term capital lease obligations and other notes were $0.2 million at December 31, 1997.

     At March 31, 1997, the Company had short-term notes payable, current installments of long-term capital lease obligations and other notes outstanding in the amount of $4.4 million. At March 31, 1997, the long-term debt of $0.6 million consisted of capital lease obligations and other notes.

     The Company intends to borrow and re-pay against the Credit Line from time-to-time to meet normal operating needs, finance its receivables or to effect acquisitions in connection with its acquisition strategy.

                           PART II - OTHER INFORMATION


Item 5.  Other Information.

              None.


Item 6 Exhibits and Reports on Form 8-K.

           (A.)    Exhibits.

      (B) Reports on Form 8-K.

                    During the quarter ended December 31, 1997, the Company filed a Current Report on form 8-K on October 28, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            COTELLIGENT GROUP, INC




Date: February 17, 1998                     By: /s/ Curtis J. Parker
                                                ----------------------
                                                Curtis J. Parker
                                                Vice President,
                                                    Chief Accounting Officer