Form 10-K
period 1998-03-31
COTELLIGENT GROUP INC
filed 1998-06-25
CIK 1004963

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended March 31, 1998
                                                            OR

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

                          Common Stock, $.01 par value
                                (Title of class)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES__X__ NO_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $284,006,000 based on the closing price of $20.125 of the registrant's Common Stock as reported on the New York Stock Exchange on June 23, 1998.

The number of shares of the registrant Common Stock outstanding as of June 23, 1998 was 14,112,100

                       DOCUMENTS INCORPORATED BY REFERENCE

There is incorporated by reference portions of the registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders, expected to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year, in Part III, Items 10, 11, 12 and 13 of this report.



                             COTELLIGENT GROUP, INC.
                                TABLE OF CONTENTS
                                    FORM 10-K


                                                                                                            PAGE

Part 1

     Item 1       Business...............................................................................      3
     Item 2       Properties.............................................................................     15
     Item 3       Legal Proceedings......................................................................     15
     Item 4       Submission of Matters to a Vote of Security Holders....................................     15
Part II
     Item 5       Market for Registrant's Common Equity and Related Stockholder Matters..................     16
     Item 6       Selected Financial Data................................................................     17
     Item 7       Management's Discussion and Analysis of Financial Condition and
                      Results of Operations..............................................................     19
     Item 8       Financial Statements and Supplementary Data............................................     24
     Item 9       Changes in and Disagreements With Accountants on Accounting and
                      Financial Disclosure...............................................................     45
Part III
     Item 10      Directors and Executive Officers of the Registrant.....................................     47
     Item 11      Executive Compensation.................................................................     47
     Item 12      Security Ownership of Certain Beneficial Owners and Management.........................     47
     Item 13      Certain Relationships and Related Transactions.........................................     47

Part IV
     Item 14      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................     48
Signatures        .......................................................................................     50



                                     PART 1

Item 1.  Business

     Cotelligent Group, Inc. ("Cotelligent" or the "Company", including all subsidiaries unless otherwise noted) is a software professional services firm providing information technology ("IT") consulting services, including project management, staff augmentation, alliance services, network services and IT education to businesses with complex IT operations. The Company operates 28 offices in major metropolitan areas across the United States. The Company provides its clients with IT professionals who are proficient in a wide variety of hardware and software platforms. Cotelligent's IT professionals are primarily billed on a time and materials basis and offer clients specialized expertise in implementation services including applications design, programming, development and maintenance, client/server design and development, systems software design, systems engineering, systems integration, intranet/internet design and development and network design and management services. At March 31, 1998, the
Company had approximately 2,800 employees, including a technical staff of approximately 2,300 IT professionals, providing services to approximately 800 clients across a broad spectrum of commercial industries throughout the United States, including telecommunications, technology and financial services. Included among the Company's active clients are AT&T Corp., AT&T Wireless Services, Bell Communications Research, Cargill Financial Services Corp.,
Frito-Lay, Inc., JC Penney, Inc., Liberty Mutual Insurance Co., Lucent Technologies Inc., MCI Communications Corporation, Mercantile Bankshares Corporation, Microsoft Corporation, Monsanto Company, Office Depot, Inc., Pacific Bell and U S West, Inc.

     The IT consulting services industry is expected to experience continued growth over the next several years. According to Dataquest a market research firm, estimated United States spending for IT professional services (excluding training and education) will be approximately $68 billion in 1998 and is projected to grow at a compound annual growth rate of 14% through 2000. This increased demand for IT consulting services is largely fueled by: (i) increasing pressure on businesses to generate timely, accurate business information; (ii) the proliferation of more powerful and less expensive computer hardware/software; (iii) the trend away from centralized mainframes and custom applications to personal computer-driven systems employing a broad range of complex software applications; and (iv) the emergence of the Year 2000 issue, which has caused companies to seek out and implement more advanced IT systems and solutions. As a result, businesses have invested, and are likely to continue to invest, significant amounts of capital to build, support and update their IT infrastructures. Concurrent with the increase in IT-related expenditures, competition has pressured corporations to reduce or eliminate costs unrelated to core operational competencies. As such, businesses are increasing their use of IT consulting services companies such as Cotelligent to help them appropriately manage, staff and solve a wide array of IT consulting and support needs. By contracting with Cotelligent, clients can outsource projects and access skilled IT professionals on an "as-needed" basis, converting their fixed labor costs into variable costs and reducing their costs of permanent employees.

     The Company's goal is to be a leading nationwide provider of IT consulting services, including project management, staff augmentation, alliance services, network services and IT education to businesses with complex IT operations. To accomplish this goal, the Company has implemented a business strategy consisting of two distinct components. First, the Company has adopted an operating strategy for internal growth by: (i) creating an infrastructure to effectively recruit and retain qualified IT professionals; (ii) leveraging its local client relationships in a coordinated effort to provide services on a national scope to its larger accounts; (iii) operating with a decentralized management structure to foster an environment in which best practices are shared on a Company-wide basis, allowing successful strategies to be implemented at various operating locations; (iv) leveraging the Cotelligent brand by transitioning from the local names of the operating locations to Cotelligent's national identity; and (v) pursuing strategic alliances with nationally established technology companies, through which the Company will enhance its technical support capabilities and strengthen certain of its key business relationships.

     As the second part of its business strategy, the Company intends to broaden the geographic and technical scope of its operations by acquiring established firms that offer complementary IT consulting services in new or existing regions and that will expand the depth and breadth of services provided to its clients. The IT consulting industry is highly fragmented. According to INPUT, an international research firm, approximately 3,500 IT consulting services businesses with annual revenues in excess of $1 million provide services and expertise in the United States. As a result of this fragmentation, the IT consulting services industry has recently experienced consolidation as smaller, regional firms have become less able to effectively compete with larger, national IT consulting services firms which often possess greater access to capital and IT professionals as well as the service capabilities required to serve large companies that are consolidating their vendor lists. To capitalize on this industry fragmentation and trend toward consolidation, the Company has developed an acquisition strategy to: (i) purchase local or regional IT consulting services firms with successful, proven operating models; (ii) allow the acquired company to operate in a manner consistent with its historical practice and as dictated by local market conditions, rather than converting the operations to a standardized national business model; and (iii) improve the acquired company's profitability by passing on the operating and financial benefits associated with national firm status. The Company believes that this approach differentiates Cotelligent from other potential acquirers and is attractive to acquisition candidates who wish to preserve their corporate culture. The Company also believes that this acquisition strategy will allow it to secure assignments from clients seeking to do business with national IT consulting services firms, as well as regional businesses seeking local relationships.

     In February 1996, the Company acquired, simultaneously with the closing of its initial public offering (the "IPO"), four established providers (the
"Initially Acquired Companies") of IT consulting services to serve as a foundation to execute its growth strategy. Since the IPO, the Company has acquired sixteen additional IT consulting services firms (the "Subsequent Acquisitions") which have strengthened the Company's operations by diversifying its base of Fortune 1000 clients, expanding its national presence, broadening its nationwide resource pool and client base and increasing the Company's capabilities and expertise.

     The Company was incorporated in February 1993 under the laws of the State of California as TSX, a California corporation. In November 1995, the Company changed its jurisdiction of incorporation to Delaware and its name to Cotelligent Group, Inc. Unless the context otherwise requires, references to the "Company" and to "Cotelligent" refer to TSX, a California corporation, and Cotelligent Group, Inc., a Delaware corporation.

     The Company's executive offices are located at 101 California Street, Suite 2050, San Francisco, California 94111 and its telephone number is (415) 439-6400.



The IT Consulting Services Industry

     IT consulting services represent a significant and rapidly expanding market opportunity. According to Dataquest, a market research firm, United States spending for IT professional services (excluding training and education) will be approximately $68 billion in 1998 and is projected to grow at a compound annual rate of 14% through 2000. The Company believes that the following are the three key industry drivers:

     Technological Evolution. Computer hardware and software technology has shifted from centralized mainframes and custom applications to decentralized, scalable architectures centered on low cost personal computers, client/server architectures, local and wide area networks, shared databases, intranet/internet applications and generally available applications software packages. As a result, the rate of new technology introduction and spending by corporations has accelerated and the need for a larger and more skilled technology staff has increased.

     Increase in Outsourcing Opportunities. Recent economic factors have forced large organizations to focus on core competencies and rely more upon third parties for a variety of IT consulting services. As a result, IT services managers are charged with developing and supporting increasingly complex IT systems while working under budgetary pressures within their organizations. Faced with the challenges of adequately serving the needs of their customers and employees, companies are increasingly turning to skilled and experienced outside organizations to help them appropriately staff and manage their IT requirements. This provides the following benefits:

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

     Trend Toward Consolidation. The IT consulting services industry is highly fragmented and is experiencing consolidation. According to INPUT, an international research firm, approximately 3,500 IT consulting services businesses with annual revenues in excess of $1 million provide such services and expertise in the United States. In recent years, the industry has experienced an increase in consolidation activity driven by several factors. First, large buyers of IT consulting services are consolidating their vendors to the few that can provide a full range of services nationwide. Second, higher level professionals (such as network administrators and software engineers) are attracted to larger firms that can offer a broad range of career opportunities nationwide. Third, larger firms often achieve operational efficiencies by providing centralized support services to their operating locations. Finally, larger firms have, in many cases, successfully accessed the public equity markets, thereby enabling them to use their publicly traded stock to fund acquisitions.


Services Offered Within the IT Consulting Services Industry

     Services offered within the IT consulting services industry can be divided into three categories based upon the lifecycle of IT projects: (i) strategic planning services (pre-implementation services); (ii) development and integration services (implementation services); and (iii) maintenance and support services (post-implementation services). The Company has made a strategic decision to focus on providing development and integration services.

     Strategic Planning Services. Pre-implementation services include strategic planning and consulting, requirements definition studies and systems planning and design. These services are provided on a project basis by a small number of national and international professional services firms and normally command premium billing rates. The professional staffs of these firms are generally salaried employees. Barriers to entry in this category are high due to the complexity of projects and level of expertise required.

     Development and Integration Services. Implementation services, which represent the Company's primary business, are conducted on a project management or staff augmentation basis and include software applications design, programming, development and maintenance, client/server design and development, systems software design, systems engineering, systems integration, intranet/internet design and development and network design and management services. This category within the IT consulting services market is highly fragmented and is serviced by several thousand local and regional firms, as well as several national firms. Historically, the barriers to entry in this market have been low. However, as technology has become more sophisticated, the knowledge and expertise required to enter this sector has increased. Firms in this market category utilize salaried employees, hourly employees and independent consultants in providing services.

     Maintenance and Support Services. Post-implementation services include facilities management, systems maintenance, help-desk assistance and education. These services are provided on a project or staff augmentation basis. This market is also highly fragmented and has low barriers to entry. Firms in this category utilize salaried employees, hourly employees and independent consultants in executing their assignments.

     Service providers in the IT consulting services industry vary by category and geographic area and include local, regional and niche firms, national providers of IT consulting services, several of the "Big Six" accounting firms, the professional service groups of computer equipment companies and large-scale system integrators.


Operating Strategy

     The Company's goal is to be a leading nationwide provider of IT consulting services, including project management staff augmentation and outsourcing services, to businesses with complex IT operations. Key elements for achieving this objective include the following:

     Enhance Client Relationships. The Company has historically focused its client marketing efforts on companies with substantial recurring needs for supplemental applications or software development, systems integration and network design and management services, which tend to be large companies. The combined resources and geographic dispersion of the operating locations enables the Company to continue to focus its marketing efforts on clients requiring national service capabilities. To enhance these marketing efforts, the Company is in the process of implementing a national business development team which will expand and coordinate the Company's marketing focus towards more effectively serving national clients and will assist the operating locations in the bidding process for projects involving nationwide projects for its clients. Further, the Company believes that its commitment to consistently providing high quality services has enabled it to establish and maintain long-term relationships with its clients. During the last three fiscal years, on average approximately 88% of the Company's revenues were derived from clients to whom services or solutions had been provided in the preceding year. In addition, the Company believes that the access and goodwill derived from these client relationships provide it with significant advantages in marketing additional services and solutions to such clients, both regionally and nationally.

     Operate with Decentralized Management Structure; Share Information and Expertise. The Company fosters a communications environment centered upon a decentralized management structure. The Company believes that this provides quality client service, a motivating environment for its professional staff and the ability to give each operating location direct access to the substantial collective resources of the entire Cotelligent enterprise. The Company believes that many of its national competitors which have acquired IT consulting services firms have homogenized their operating office and professional service operations, potentially adversely affecting the continuity and quality of service and the motivation of its employees.

     Recruit and Retain Qualified IT Professionals. The Company's goal is to be the "employer of choice" of the IT professionals in the markets in which it operates. The Company's strategy of acquiring established and reputable service providers in local and regional markets stems from its belief that such firms are closest to the pool of IT professionals servicing the clients in such markets. These firms' strong reputations tend to attract and foster favorable working relationships with local IT professionals, which enhances their recruiting capabilities when new client requirements arise. To recruit and retain qualified IT professionals, the Company offers its professionals training programs, the ability to participate in the Company's Employee Stock Purchase Plan, 401(k) Plan and Section 125 Plan, as well as benefits packages that the Company believes are competitive with those generally offered in the consultant's region. In addition, the Company's broad client base gives the Company's IT professionals the opportunity to work on a wide range of challenging projects and assignments across the Company's geographically dispersed network of operating locations. Finally, the Company's decentralized management structure emphasizes the importance of its operations to retaining the culture and operating style that existed prior to acquisition by the Company and offers its IT professionals the particular benefits and incentives viewed as important within each of its regional operating areas.

     The Company's operating presidents and senior management have day-to-day responsibility for management of professional services and operating and administrative activities at the local and regional levels in a manner consistent with their historical practice and as dictated by local market conditions. Executive management, acquisitions, finance, IT, marketing, planning, legal and administrative support are managed or provided centrally. The Company believes that this approach enables its operating locations to maintain a high level of client service and contact, while allowing them to draw upon the collective resources of the Company as a whole. This also allows its operating locations to integrate new ideas and systems into their respective operations and facilitates the active sharing of knowledge, technical expertise, best practices, client relationships and other resources. Through these practices, the Company is able to integrate and leverage new ideas resulting in enhanced systems, improved service offerings and opportunities for growth. The execution of a coordinated Company-wide strategy across all operating locations combined with the pursuit of a common goal, has proven effective in management and client service activities.

     Management also seeks to integrate its operating locations over time. The Company believes that the incorporation of best practices, combined with sharing of information and expertise through the Company's centralized systems, will lead the operating locations to integrate synergistically. To foster further integration, the Company has established a "Presidents' Council," which consists of Cotelligent's executive management and the presidents of each of the acquired operations. Through tri-weekly teleconferences and quarterly meetings, the Presidents' Council shares best practices, discusses business trends and opportunities and reviews Company-wide financial and operating measures.

     Leverage the Cotelligent Brand. The Company is engaged in an initiative to transition the brand names of the local and regional companies it has acquired, and will acquire, to the Cotelligent brand. Prior to starting this process, the Company received the endorsement of the heads of each of its acquired operations and has now engaged them in facilitating this process. In addition to changing the names of all of the acquired operations to Cotelligent within the next 12 to 18 months, the Company has retained consultants to assist in building the Cotelligent brand. With guidance from the Company, these consultants have developed a "Migration Plan" and an "Orientation Plan."
The Migration Plan, in a three stage process, details the steps that each acquired operation will follow in transitioning from its former brand to the Cotelligent brand. The Migration Plan also sets forth a specific protocol for the printing and presentation of the Cotelligent trademark and signature. The Orientation Plan provides guidance for educating Company employees, clients and the broader market in presenting the new, combined Cotelligent entity. The Company expects this process to result in a combined culture based on the values, philosophies, environment and modes of business that have successfully evolved at the local level over many years. The Company believes this gradual transition will help to properly plan for and execute broad changes with a minimum amount of business disruptions.

     Pursue Strategic Alliances. The Company seeks to form strategic alliances with established companies where opportunities exist to jointly market the services and capabilities of both organizations. The Company currently has such alliances with Microsoft Corporation, Lawson Software, PeopleSoft, Tandem and others. Through its strategic alliance with Microsoft, for example, the Company and Microsoft jointly provided an office automation solution to one of the
Company's clients. With the Company as project manager, Microsoft's state-of-the-art technology was integrated into the client's desktop configuration as part of the Company's assignment to re-engineer the client's technical infrastructure. Through acquisitions, the Company gained operating locations that are Microsoft solution provider program partners, and two of which are Microsoft authorized training centers. One of the Company's operating locations, a PeopleSoft implementation partner, presents the Company with the opportunity to become a nationwide implementation partner of a rapidly growing enterprise-wide software company. This operating location's recent agreement with PeopleSoft to become part of its "Select" program further enhances this relationship and offers Cotelligent an entrance into middle market opportunities. The Company intends to continue to strengthen its business relationships with these and other strategic partners, and expects that more operating locations will participate in such alliances in the future in an effort to enhance the Company's overall technical support capabilities and software applications expertise.


Acquisition Strategy

     The Company seeks to acquire successful companies that add to the range of complementary implementation services and expertise available within the Company, as well as diversify the Company's existing client base. The Company believes that there are many independent firms that are attractive acquisition candidates due to: (i) the highly fragmented nature of the IT consulting services industry; (ii) the dynamic growth in spending on services offered by the IT consulting services industry; (iii) the need for capital to fuel the expansion of many independent firms; (iv) the wide geographic scope and the evolving purchasing and outsourcing patterns of the Company's present and potential clients; and (v) the trend of large corporations with recurring needs to reduce the number of implementation services providers to the advantage of those companies offering broad, national coverage.

     As part of its acquisition strategy, the Company utilizes primary entry acquisition and tuck-in strategies for expansion into targeted metropolitan areas. Primary entry acquisitions are acquisitions which create a significant presence for the Company in geographic markets in which the acquisition candidate is located. There may be more than one primary entry acquisition in the larger metropolitan markets. The Company intends, where possible, to make a primary entry acquisition in a targeted area by acquiring an established, high quality local company. In most instances involving a primary entry acquisition, the Company expects to retain the management, sales and recruiting personnel while seeking to improve the acquired company's profitability by centralizing executive management, acquisitions, finance, IT, marketing, planning, legal and administrative functions, thereby allowing newly acquired businesses to draw upon the collective resources of the Company as a whole. In contrast to a primary entry acquisition, a tuck-in acquisition is one in which the acquired company is immediately integrated into one of Cotelligent's existing operating locations. The Company intends to make tuck-in acquisitions where feasible.

     The Company believes that its approach to its acquired companies retaining day-to-day responsibility for their operations, its decentralized management philosophy, the access to the increased capital and human resources offered by association with a larger, publicly traded company and the ability to become part of a more geographically diverse company, will make the Company an attractive acquirer of additional businesses. The Company also intends to pursue growth opportunities internationally, thereby enabling it to provide better service to its multinational clients.

     In connection with its acquisition strategy, the Company has established a profile to evaluate the compatibility of an acquisition target with the Company's growth and business strategies. In identifying primary entry acquisition candidates, the Company seeks to locate companies which: (i) have experienced past success as providers of IT consulting services; (ii) possess a strong local or regional presence; (iii) provide their IT professionals with a culture that will be compatible with the Company's culture; (iv) have experienced and knowledgeable management that desire to remain in control of the candidate's local operations yet will vigorously promote Cotelligent after the consummation of the acquisition by the Company; and (v) service a number of national clients. The Company believes that such an evaluation will help the Company locate attractive acquisition candidates whose addition to the Company will be consistent with the Company's philosophy, national marketing efforts and existing infrastructure for sharing best practices among the operating locations.

     Since the IPO, the Company has acquired sixteen IT consulting services firms, which have strengthened the Company's operations by diversifying its base of Fortune 1000 clients, expanding its national presence, broadening its nationwide resource pool and client base and increasing the Company's capabilities and expertise. Eight acquisitions were consummated in the fiscal year ended March 31, 1997 and eight acquisitions were consummated in the fiscal year ending March 31, 1998. As consideration for future acquisitions, the Company intends to use various combinations of Common Stock, cash and notes.


Services

     For the twelve months ended March 31, 1998, the Company provided project management, staff augmentation, alliance services, network services and IT education services. Within these categories, the Company's scope of implementation services include the following:

Application Development                              Project Management                     Systems Administration
Business Analysis                                    Software Engineering                   Systems Integration
Computer programming                                 Software Quality Assurance             Systems programming
Database Administration                              Software Testing                       Telecommunication Analysis
Data Analysis                                        Client/Server System Design            Client/Server development
Systems Engineering                                  Network Design & Management            Intranet/Internet Design and Development
Hardware/Software Selection                          Systems Software Design                Creation/Execution of IT migration plans
Systems/Business process re-engineering


     Project Management. When hired on a project basis, the Company manages the design, development, and implementation of a custom software solution or a turnkey software system. The Company staffs these engagements with project teams including project managers, systems and business analysts, application system programmers, network service technicians and other IT professionals and assumes responsibility for the project from requirements definition to end user training. Project management engagements typically last one to two years. Project engagements are provided in-house as well as being outsourced. Development efforts may be assisted with development tools provided through Cotelligent's strategic relationships with Microsoft and others. These engagements may be on a fixed fee basis.


     Staff Augmentation Assignments. IT staff augmentation assignments require the Company to provide highly skilled and trained IT professionals to augment the internal IT personnel and end-user groups of major corporations. The Company provides its clients with IT professionals who are proficient at providing services related to a wide variety of hardware and software platforms and who are available to clients for either short-term or long-term support. In these cases, the client or prospective client circulates a job specification to the Company describing the technical qualifications of the position to be filled. Using the resources of its account management and recruitment organizations, the Company works to match the specified qualifications with the technical talents and availability of employees of the Company, or consultants known to the Company. Staff augmentation work is performed under the direction of the client for the duration of an assignment, which is typically three to nine months.

     Network Services. Network services include the design, development, installation, management and security of networks. Typically, these engagements involve the design or installation of local or wide-area networks as well as internet connectivity.

     Alliance Services. Alliance services involve working in partnership with a variety of hardware and software vendors to provide client solutions. For example, working with PeopleSoft, Lawson, or Oracle applications, Cotelligent implements their enterprise resource planning software to assist Cotelligent clients in managing information resources.

     IT Education Services. Cotelligent believes that training plays a major role in the ability of an IT consulting company to recruit and retain talented IT professionals. The Company is able to leverage the skills of certain of its operating locations to provide training throughout the entire organization. For example, certain operating locations are authorized Microsoft training centers at which Cotelligent employees, clients and IT professionals seeking to expand their skills are instructed on Microsoft tools and applications. These locations offer the full Microsoft Official Course Curriculum. Based on this training, Cotelligent's IT professionals can become, for example, Microsoft Certified Systems Engineers or Microsoft Certified Solutions Developers. In addition, the Company creates training programs to help consultants prepare for official certification of competency on Microsoft applications software systems. These services enhance the technical skills of Cotelligent internal staff as well as provide knowledge-transfer capability to Cotelligent clients.

Recruiting

     Recruiting skilled IT professionals is integral to the Company's success. The Company, through its staff of approximately 100 full time recruiters uses traditional recruiting methods, such as a presence at local and regional technical colleges and newspaper and technical periodical classified advertising. The Company also has agreements with Westech ExpoCorp and The Lendman Group which allow all of its operating locations to participate in specialized national and regional job fair networks. In addition, the Company employs less traditional methods, including the use of the Internet through skill-specific user groups, World Wide Web page advertisements, on-line skills networks, resume referral services, out-placement agencies and the Company's skills/resume retrieval networks. To date, the Company has also recruited a small percentage of its IT professionals from such foreign markets as India, Europe and Australia. The Company anticipates that this international recruiting capability would be enhanced if it successfully acquired one or more U.S. based companies that have an international presence.

     Each applicant is interviewed by the Company's recruiting personnel. Technical applicants are also required to complete a questionnaire regarding skill levels, past professional experience, education and availability, and they are also asked to provide technical references. The Company has entered into an agreement with a national technical testing company that allows each operating location to test the technical competence of candidates prior to hiring. Once qualified, the candidate's profile, relevant skills and experience are scanned into a database which can be searched based on a number of different criteria, including specific skills and qualifications. The Company regularly updates its databases to reflect changes in employee skills, experience or availability. To place employees in client organizations more efficiently, the Company is currently implementing a common client information and candidate tracking system.

     The Company maintains a database with over 150,000 IT professionals with a wide range of technical skills. On March 31, 1998, the Company had a staff of approximately 2,300 IT professionals providing services to approximately 800 clients across a broad spectrum of commercial industries throughout the United States, including the telecommunications, technology and financial services industries.

Marketing, Sales and Account Management

     The Company focuses its marketing efforts on businesses with substantial recurring needs for applications or software development support, which tend to be large companies. As the Company has expanded its operations nationally, there is an increasing focus on supporting national accounts with multiple operating sites. The development needs of such businesses can provide opportunities for major projects that may extend for multiple years or generate additional assignments. The

Company has also experienced increased opportunity in rapidly growing mid-sized companies. With the implementation of client/server technology, the Company believes that there is a growing need among mid-sized companies for technical assistance and applications support and intends to expand this aspect of its business.

     The Company markets its services through account managers located in each operating location. Approximately 100 employees are engaged in account marketing and management full time. Many of the Company's operating locations use an account team strategy in their marketing efforts. These account teams are comprised of both account managers and recruiters working closely to coordinate client services activities. Assigning a team to key accounts creates the opportunity to service a client's needs more quickly and efficiently and provides more marketing opportunities because Company personnel know specifically who is responsible for the service activities. They are also generally more aware of a client's technology staffing needs, methodologies and budgets. Account managers work as members of the team, focusing on identifying and understanding a client's needs while recruiters on the team focus on finding qualified IT professionals to meet the needs of the client. Performance bonuses and commissions constitute a significant portion of the total compensation of account managers and generally are based upon the profitability of the business generated.

     The Company is expanding its marketing efforts by centrally coordinating its operating locations responses to requests for proposals from current national clients. The Company is pursuing new client accounts primarily in those geographic areas presently serviced by its operating locations. The Company believes that the size, scale and scope of its growing operations will create opportunities to more effectively compete in vendor list selection, large project engagements, staff augmentation assignments and outsourcing opportunities.

     The Company believes that its decentralized structure puts it in the advantageous position of bidding on assignments as either a national services provider or a regional services provider, depending on the needs and desires of a particular client. The Company believes it will be able to successfully secure projects from clients seeking to only do business with national providers of IT consulting services, to whom the Company will stress its size and national presence. The Company will also secure projects and assignments from clients seeking relationships with local and regional firms, to whom the Company will highlight its established regional presence and localized management.


Clients

     As a result of the Company's broad client base, it does not rely upon any one client for a significant percentage of revenues. The Company has no client that accounted for more than 7% of the Company's revenues for the twelve months ended March 31, 1998 and the Company's 10 largest clients accounted for approximately 31% of revenues in the same period.

     During the twelve months ended March 31, 1998, approximately 41 clients each provided the Company with more than $1 million in revenue. The following table sets forth a selected list of such clients of the Company:


Telecommunications                          Technology                                  Other


AT&T Corp.                                  Amdahl Corp.                                Medtronic, Inc.
Bell Communications Research                Hewlett-Packard Co.                         Monsanto Company
Lucent Technologies Inc.                    Microsoft Corporation                       Ortho Diagnostics Systems, Inc.
MCI Communications Corporation                                                          State of Georgia
U S West, Inc.                              Financial Services
Western Wireless Corp.                      Liberty Mutual Insurance Co.
                                            The Progressive Corporation
                                            Mercantile Bankshares
                                                Corporation


Management Information System

     The Company believes in applying IT solutions to maximize productivity and aid in the management of its own business. Consequently, the Company has installed an enterprise-wide communications network, or intranet, and is implementing an integrated management information system ("MIS").

     Intranet. Early in the Company's development, management realized the importance of bringing the operating locations, as well as newly acquired companies, into an enterprise-wide communications network. In April 1996, under the supervision of the Information Technology Division ("ITD"), the Company implemented an automated communications infrastructure, or intranet, to provide Cotelligent's employees with a way to easily communicate. This intranet is Microsoft NT based and includes Microsoft Office 97, Exchange and related tools. As new companies are acquired they are integrated into the network, which at March 31, 1998 consists of approximately 700 employee workstations. The ITD responsibilities include the development, deployment, monitoring and maintenance of the Company's communications network.

     Management Information System. In August 1996, the Company embarked on an initiative to define business requirements, evaluate turnkey systems meeting these requirements and implement an enterprise-wide, fully integrated MIS. The application systems being implemented as part of this initiative include finance, accounting and management reporting, human resource management reporting, and client and candidate tracking. The Company selected three application software systems which are compatible with one another and which reside on an Oracle platform. These new systems are in the process of being implemented.

     The Company believes its investment in this MIS should help it to improve productivity and enhance its competitive position. As a "backbone" for all administrative and operating information, MIS offers management at all levels on-line access to information on a real time basis. These systems should add consistency to back office business practices across the Company's operating locations, thereby providing management with more direct control over the conduct of the Company's operations. In addition, the Company has begun the process of building intranet applications to support internal practices. As with its other MIS initiatives, the Company is implementing application systems and tools internally that add value to its operating activities and improve the sharing of knowledge and information at all organization levels and across its entire geographic network.


Competition

     The IT consulting services market is highly competitive, fragmented and served by numerous firms, many of which serve only their respective local markets. The market includes participants in a variety of market segments, including local, regional and national systems consulting and integration firms, professional service divisions of application software firms, the professional service groups of computer equipment companies, management information systems outsourcing companies, certain "Big Six" accounting firms and general management consulting firms. The Company's competitors, which may vary depending on geographic region and the nature of the service(s) being provided, may have significantly greater financial, technical and marketing resources and generate greater revenues than the Company. Some of these same companies, from time to time, retain the services of the Company's operating locations to subcontract IT professionals for their clients' requirements.

     The Company believes that the principal competitive factors in the IT consulting services industry include quality of service, reputation, responsiveness to client needs, the number and availability of qualified IT professionals, price, project management capability, technical expertise, size and scale of operation. The Company intends to remain competitive as a result of its (i) ability to locate, place and retain IT professionals with strong performance capabilities and experience, (ii) capability on both a regional and national level, including its ability to market itself and secure assignments from clients seeking to do business with national IT consulting services firms as well as regional businesses seeking local relationships, and (iii) ability to provide effective management of account relationships and rapidly respond to clients' ongoing business needs.

     Intense competition also exists for viable acquisition candidates. The Company believes that its decentralized management philosophy and operating strategies will make it an attractive acquirer of other IT consulting services companies. See "--Risk Factors--Competition."

Risk Factors

   Investment in the Company has a degree of risk. Prospective investors should consider the following risk factors.

         Dependence on Availability of Qualified IT Professionals

     The Company is dependent upon its ability to attract, hire and retain IT professionals who possess the skills and experience necessary to meet the service requirements of its clients. The Company must continually identify, screen and retain qualified IT professionals to keep pace with increasing client demand for rapidly evolving technologies and changing client needs. Further, many of the IT professionals provided by the Company to its clients are not committed to provide their services exclusively to the Company. The Company competes with other companies in a variety of industry segments seeking to engage the services of such personnel. Competition for individuals with proven technical skills is intense. The Company competes for such individuals with other providers of technical services, systems integrators, providers of outsourcing services, computer systems consultants, clients and temporary staffing companies. In the past, the Company has experienced difficulties in identifying and retaining qualified IT professionals and has therefore been unable in certain instances to fill requests for services from clients. There can be no assurance that qualified IT professionals will be available to the Company in sufficient numbers. An inability to locate, retain and successfully place qualified IT professionals to fill client requests could have a material adverse effect on the Company's business, financial condition and results of operations. See "--Recruiting."


         Integration of Operating Locations

     Prior to February 20, 1996, the date of the IPO, Cotelligent was a non-operating entity and generated no revenue. Since the IPO, the Company has acquired the Subsequent Acquisitions, eight of which were acquired in the fiscal year ended March 31, 1997 and eight of which have been acquired in the fiscal year ending March 31, 1998. There can be no assurance that the Company will be able to successfully integrate its operating entities on an economic or operational basis or that the Company's management group will be able to oversee the combined entity and effectively implement the Company's business strategy. The combined historical financial results of the Company cover periods when the operating entities and Cotelligent were not under common control or management and as such may not be indicative of the Company's future financial or operating results.

     In addition, the Company intends to expand its business through the acquisition of additional IT consulting services businesses. There can be no assurance that the Company will be able to successfully integrate acquired businesses, if any, into the Company's infrastructure without substantial costs, delays or other operational or financial problems. Further, the Company's ability to manage future growth will depend significantly upon the Company's ability to integrate its operating entities and any future acquired businesses and develop Company-wide systems and operating procedures. An inability of the Company to successfully integrate the operating entities or any acquired businesses would have a material adverse effect on the Company's business, financial condition and results of operations. See "--Operating Strategy" and "--Acquisition Strategy."


         Reliance on and Retention of Key Management

     The Company's operations are dependent on the continued efforts of its executive officers and on the senior management of the operating locations. While the Company has entered into employment agreements with certain of these individuals, there can be no assurance that any individual will continue in his or her present capacity with the Company for any specified period. The Company also expects that in order to pursue its operating strategy successfully, it will be required to hire additional management personnel at regional levels to implement adequate Company-wide systems and controls at each of the operating locations. If the Company is unable to hire, train and integrate new management personnel effectively, or if such personnel are unable to achieve anticipated performance levels, the Company's business, financial condition and results of operations could be adversely affected. Furthermore, the Company will likely be dependent on the senior management of businesses, if any, that may be acquired in the future. If any of these people become unable to continue in their present roles, or if the Company is unable to attract and retain other skilled employees, the Company's business or prospects could be adversely affected. The Company does not maintain key man life insurance covering any of its executive officers or other members of senior management.


         Pricing and Margin Pressure

     Many of the Company's larger clients purchase IT services primarily from a limited number of pre-approved vendors. In order to remain on its clients' vendor lists and to develop new client relationships, the Company must satisfy client requirements at competitive rates. Although the Company continually attempts to lower its costs, there are other IT consulting services organizations and temporary placement agencies that provide the same or similar services at equal or lower costs. Furthermore, as competition intensifies between IT consulting services providers, there may be increased demand for qualified IT professionals resulting in upward market pressure on compensation rates. Additionally, certain of the Company's clients require that their vendors reduce rates after services have commenced. There can be no assurance that the Company will be able to compete effectively on pricing or other requirements and, as a result, the Company could lose clients or be unable to maintain historical gross profit levels or to operate profitably. See "--Competition."


         Competition

     The IT consulting services industry is highly competitive, fragmented and subject to rapid change. There are numerous companies engaged in the Company's business, many of which have greater technical, financial or marketing resources than the Company. Competition in the IT consulting services industry includes local, regional and national systems consulting and integration firms, professional service divisions of applications software firms, the professional service groups of computer equipment companies, management information outsourcing companies, certain "Big Six" accounting firms and general management consulting firms. The Company intends to enter new markets and offer new services by acquiring companies and expects that one or more of its competitors will have a presence in each of such new markets and are or will be providing such new services. The majority of the Company's competitors are smaller regional firms with a strong presence in their respective local markets.
Further,  many  of the  larger  companies  which  have  traditionally  made up a substantial portion of the Company's target markets have recently been consolidating their vendor lists to a smaller number of preferred service providers. To the extent the Company is unable to meet the necessary requirements of such larger companies and become a preferred service provider, its ability to attract and retain such clients will be adversely affected. As a result, the Company may lose its existing clients or have difficulty acquiring new clients. There can be no assurance that the Company will be able to compete effectively against present and future competitors or that competitive pressures will not have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company competes for qualified IT professionals and viable acquisition candidates. There can be no assurance that the Company will be successful in attracting, hiring and retaining such personnel or in implementing its acquisition program. See "--Dependence on Availability of Qualified IT Professionals" and "--Competition."


         Risks Related to Acquisitions

     The Company intends to expand its operations through the acquisition of additional IT consulting services businesses. There can be no assurance that the Company will be able to identify, acquire or profitably manage additional businesses, if any, without substantial costs, delays or other operational or financial problems. Acquisitions may also involve a number of special risks, including diversion of management's attention, failure to retain key acquired personnel, risks associated with unanticipated events, circumstances or legal liabilities and amortization of acquired intangible assets, some or all of which could have a material adverse effect on the Company's business, financial condition and results of operations. Further, if competition for acquisition candidates increases, the purchase price of such target companies may increase to the point that otherwise viable acquisitions become cost prohibitive. Client satisfaction or performance problems at a single acquired firm could have a material adverse effect on the reputation of the Company as a whole. In addition, there can be no assurance that
acquired  businesses,   if  any,  will  achieve  anticipated  revenues  and
earnings. The inability of the Company to implement and manage its acquisition strategy successfully may have an adverse effect on the future prospects of the Company. See "--Operating Strategy" and "--Acquisition Strategy."


         Need for Acquisition Financing

     The Company currently intends to finance future acquisitions by using cash, notes and/or shares of its Common Stock for all or a portion of the consideration to be paid. If the Common Stock does not maintain a sufficient value, or potential acquisition candidates are unwilling to accept Common Stock as part or all of the consideration for the sale of their businesses, the Company may be required to use more of its cash resources, if available, to execute its acquisition program. If the Company does not have sufficient cash resources, its growth could be limited unless it is able to obtain additional capital through debt or equity financing. There can be no assurance that the Company will be able to obtain such financing if and when it is needed or that, if available, it will be available on terms the Company deems acceptable. As a result, the Company might be unable to successfully implement its acquisition strategy, which may have an adverse effect on the future prospects of the Company. The Company has a $40 million syndicated revolving line of credit facility (the "Credit Line") available for working capital and other general corporate purposes, which may include acquisitions. There can be no assurance, however, that the Credit Line will be sufficient for the Company's needs. See "--Operating Strategy", "--Acquisition Strategy." and "Item 7. Management's
Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".


         Absence of Long-Term Contracts; Client Concentration

     A significant amount of the Company's revenues are primarily derived from services provided in response to client requests or on an assignment-by-assignment basis, and the Company's engagements, generally billed on a time and materials or arranged fee basis, are terminable at any time by clients, generally without penalty. There can be no assurance that existing clients will continue to use the Company's services at historical levels, if at all. In addition, for the year ended March 31, 1998, the Company's largest client accounted for approximately 7% of the Company's revenues and the Company's ten largest clients accounted for approximately 31% of the Company's revenues. There can be no assurance that these clients will continue to engage the Company for additional projects or do so at the same revenue levels. Loss of a major client could have a material adverse effect on the Company's business, financial condition and results of operations. See "--Clients."


         Year 2000 Conversion Efforts

     As the Year 2000 approaches, many date sensitive computer applications will fail because they are unable to process data beyond December 31, 1999 properly. Businesses have been required to devote significant resources to converting their information systems over the next two years. In the event that Year 2000 conversions result in a significant increase in competition for IT professionals or the Company's clients devote substantial resources to such conversions and decrease their expenditures on projects worked on by the Company's IT professionals, the Company's business, financial condition and results of operations may be materially adversely affected.


         Possible Fluctuation of Results and Volatility of Stock Price

     The Company's revenues, gross margins and operating margins for any particular quarter are generally affected by business mix and billing rates, resource requirements, marketing activities, retention rates and the timing and size of client projects. Results for any quarter are not necessarily indicative of the results that the Company may achieve for any subsequent fiscal quarter or for a full fiscal year and may cause the market price of the Common Stock to fluctuate, perhaps substantially. In addition, in recent years the stock market in general, and the shares of high growth companies in particular, have experienced extreme price fluctuations, often for reasons unrelated to the performance of a particular company's business. These broad market and industry fluctuations may adversely affect the market price of the Common Stock.

         Project Risks

     The Company's IT professionals are often deployed in the workplace of other businesses. An attendant risk of such activity includes possible claims of discrimination and harassment, employment of illegal aliens and other similar claims. A failure to avoid these risks may result in negative publicity for the Company and the payment by the Company of money damages or fines. Although the Company historically has not had any significant problems in this area, there can be no assurance that the Company will not experience such problems in the future.

     The Company is also exposed to liability with respect to actions taken by its IT professionals while on assignment, such as damages caused by employee errors, misuse of client-proprietary information or theft of client property. Due to the nature of the Company's assignments and the potential liability with respect thereto, there can be no assurance that any insurance maintained by the Company will be adequate to cover any such liability. To the extent that such insurance is not sufficient in amount or scope to cover a loss, the Company's business, financial condition and results of operations could be materially adversely affected.


Item 2.  Properties.

     The Company's principal executive offices and its operating subsidiaries are located in 37 facilities with an aggregate of approximately 185,000 square feet and are leased at aggregate current monthly rents of approximately $260,000 with no lease commitment extending past the year 2002. The Company believes that its properties are adequate for its needs. Furthermore, the Company believes that suitable additional or replacement space will be available when required on terms the Company believes will be acceptable.

Item 3.  Legal Proceedings.

     The Company is, from time to time, a party to litigation arising in the normal course of its business. The Company is not presently subject to any material litigation.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of Security Holders.

                                    PART II


Item 5.  Market  for the  Registrant's  Common  Stock  and  Related  Stockholder
Matters.

         Price range of common stock

     Since February 20, 1998, the Common Stock has been listed on the NYSE under the symbol "CGZ." From February 14, 1996 to February 19, 1998, the Common Stock was listed on the NASDAQ under the symbol "COTL." Prior to February 14, 1996, there was no public market for the Common Stock. The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock as reported on the NASDAQ through February 19, 1998 and includes the high and low sales price information on the NYSE subsequent to such date:

                                                                    High     Low
            1996 Fiscal Year
                 February 14, 1996 through March 31, 1996            $11.75   $  8.00

            1997 Fiscal Year
                 April 1, 1996 through June 30, 1996                 $21.50   $ 11.13
                 July 1, 1996 through September 30, 1996             $18.50   $ 11.75
                 October 1, 1996 through December 31, 1996           $25.25   $ 15.63
                 January 1, 1997 through March 31, 1997              $26.75   $  8.00

            1998 Fiscal Year
                 April 1, 1997 through June 30, 1997                 $14.38   $  7.25
                 July 1, 1997 through September 30, 1997             $20.63   $ 12.75
                 October 1, 1997 through December 31, 1997           $22.88   $ 17.13
                 January 1, 1998 through March 31, 1998              $29.63   $ 19.13


     On June 23, 1998, the last reported sales price of the Common Stock, as reported on the NYSE, was $20.125 per share. On June 23, 1998, there were 116 stockholders of record of the Common Stock.

Item 6.  Selected Financial Data.


         The selected financial data with respect to Cotelligent's consolidated statements of operations for the years ended March 31, 1995, 1996, 1997 and 1998 and with respect to the consolidated balance sheets as of March 31, 1996, 1997 and 1998 have been derived from Cotelligent's financial statements that have been audited by Arthur Andersen LLP. The selected financial data with respect to Cotelligent's consolidated statement of operations for the year ended March 31, 1994, 1995 and 1996 and Cotelligent's consolidated balance sheets as of March 31, 1994 and 1995 have been derived from unaudited financial statements which, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such data. Pro forma data for the year ended March 31, 1998 reflect adjustments for acquisitions accounted for under the pooling-of-interests method. Additionally, the pro forma results are not necessarily indicative of the results that would have been achieved if the companies had operated on a combined basis for the periods presented.

         The following selected financial data should be read in conjunction with the financial statements, related notes and other financial information of the Company included elsewhere herein. See - "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                             Selected Financial Data
                           Cotelligent Group, Inc. (1)

                        (In thousands, except share data)

                           ProForma  Pro Forma
                           1998(2)    1997(2)      1998      1997       1996       1995       1994
                           -------    -------
                          (Unaudited)(Unaudited)                                            (Unaudited)
Statements of Operations
  Data:
  Revenues..............  $  244,683  $ 165,417    $ 244,683  $ 165,417  $ 66,433   $ 44,600   $ 34,446
  Cost of services           173,518    116,817      173,537    116,844    45,814     30,003     21,929
                          ----------  ---------    ---------  ---------  --------   --------   --------
      Gross profit            71,165     48,600       71,146     48,573    20,619     14,597     12,517
  Selling, general and
    administrative
    expenses............      53,968     37,611       55,929     39,167    17,867     13,848     10,798
  Non-recurring
    transaction costs             --         --          855      1,969        --         --         --
                           ----------  ---------    ---------  ---------  -------     -------   -------
      Operating income        17,197     10,989       14,362      7,437     2,752        749      1,719

  Other income (expense),
    net.................        (708)        15         (708)       15        108        (95)        (92)
                           ----------  ---------    ---------  ---------  -------     -------   --------
  Income before provision
    for income taxes           16,489    11,004       13,654     7,452     2,860          654      1,627
  Provision for income
    taxes...............        6,760     4,512        7,223     3,742       248          115        218
                           ----------  ---------    ---------  ---------  -------     -------   --------
Net income..............  $     9,729   $ 6,492      $ 6,431    $3,710    $2,612       $  539    $ 1,409
                          ============-======================================================-==========

Earnings per share(3)
  Basic.................  $      0.85   $  0.57      $ 0.56     $ 0.33
                          ============-=================================
  Diluted...............  $      0.84   $  0.57      $ 0.55     $ 0.33
                          ============-=================================
Weighted average shares
  outstanding
  Basic..................  11,485,393  11,328,518 11,485,393 11,328,518
                          ===========-=================================
  Diluted...............   11,610,339  11,402,513 11,610,339 11,402,513
                          ===========-=================================


                                                                       March 31,
                                                  -------------------------------------------------
                                                    1998      1997       1996      1995       1994
                                                  --------  --------  ---------  ---------  -------
                                                                                (Unaudited)(Unaudited)
Balance Sheet Data:
  Working capital                                 $ 64,029   $ 15,471  $ 20,491   $ 2,091    $ 2,861
  Total assets..........                           118,559     45,167    39,472    10,545      7,157
  Long-term debt, less
    current portion                                    199        648       706       304        217
  Stockholders' equity                              90,339     23,137    21,462     2,265      3,246


(1) On February 20, 1996, Cotelligent acquired the Initially Acquired Companies simultaneously with the IPO. Prior to that date, Cotelligent was a non-operating entity. The operating results of the Initially Acquired Companies have been included since the date of acquisition. During fiscal 1997 and 1998, the Company acquired ten businesses accounted for under the pooling-of-interests method (the "Pooled Companies") and has restated its financial statements for all periods to present financial data as if Cotelligent and the Pooled Companies had always been members of the same operating group. In addition, during fiscal 1997 and 1998, the Company acquired six businesses accounted for under the purchase method (the "Purchased Companies"). The consolidated financial statements include the operating results of the Purchased Companies subsequent to their respective acquisition dates.

(2) Pro forma data reflect adjustments for the acquisitions of the Pooled Companies including compensation differentials to former owners and employees ($1,556 for the year ended March 31, 1997 and $1,964 for the year ended March 31, 1998), termination of contributions to retirement plans ($27 for the year ended March 31, 1997 and $19 for year ended March 31, 1998), removal of non-recurring transaction costs associated with the Pooled Companies ($1,969 for the year ended March 31, 1997 and $855 for the year ended March 31, 1998), and income taxes as if the entities were combined and subject to a 41% effective federal and state statutory rate throughout the periods presented. Pro forma results, including the Purchased Companies as if they were acquired on April 1, 1996, as adjusted for interest expense on cash consideration and amortization of goodwill are: Revenues $185,598 and $258,712, Net Income $7,248 and $10,310 and Diluted Earnings Per Share $0.61 and $0.86 for the year ended March 31, 1997 and the year ended March 31, 1998, respectively. See Note 4 of Notes to Consolidated Financial Statements.

(3) Earnings per share for the years ended March 31, 1994, 1995 and 1996 has not been presented because, as discussed in footnote 1 above and Note 2 of Notes to Consolidated Financial Statements, the issuance of shares of Common Stock sold in the IPO and the inclusion of the results of the Initially Acquired Companies are not reflected in any period prior to February 20, 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Cotelligent was formed in February 1993 to acquire, own and operate IT consulting services businesses. Cotelligent acquired four companies (the "Initially Acquired Companies") simultaneously with its IPO. Prior to this date, Cotelligent was a non-operating entity.

     During fiscal 1997 and 1998, the Company acquired ten businesses accounted for under the pooling-of-interests method, (the "Pooled Companies"). Accordingly, the Selected Financial Data of Cotelligent for the years ended March 31, 1994, 1995, 1996, 1997 and 1998 have been restated in accordance with generally accepted accounting principles to present the financial data as if Cotelligent and the Pooled Companies had always been members of the same operating group.

     In addition, during fiscal 1997 and 1998, the Company acquired six businesses accounted for under the purchase method (the "Purchased Companies"). Accordingly, the Selected Financial Data of Cotelligent includes the operating results of these acquisitions subsequent to their respective acquisition date.

         Pro forma data reflect adjustments for the Pooled Companies, including compensation differentials to former owners and employees, termination of contributions to retirement plans, removal of non-recurring transaction costs associated with the Pooled Companies and income taxes as if the entities were combined and subject to the effective federal and state statutory rates of approximately 41% throughout the periods presented.

         The Company derives substantially all of its revenues from professional service activities. The majority of these activities are provided under "time and materials" billing arrangements, and revenues are recorded as work is performed. Revenues are directly related to the total number of hours billed to clients and the associated hourly billing rates. Hourly billing rates are established for each service professional and are a function of the professional's skills, experience and the type of work performed. The Company's principal costs are professional compensation directly related to the performance of services and related expenses. Gross profits (revenues after professional compensation and related expenses) are primarily a function of hours billed to clients per professional employee or consultant, hourly billing rates of those employees or consultants and employee or consultant compensation relative to those billing rates. Gross profits can be adversely impacted if service activities cannot be billed, if the Company is not effective in managing its service activities, if fixed-fee engagements (which historically have not constituted a significant portion of total revenues) are not properly priced or if there are high levels of unutilized time (work activities not chargeable to clients or unrelated to client services) of full-time salaried service professional employees. Operating income (gross profit less selling, general and administrative expenses) can be adversely impacted by increased administrative staff compensation and expenses related to growing and expanding the Company's business, which may be incurred before revenues or economies of scale are generated from such investment.

     As part of its strategic plan, the Company intends to acquire other IT consulting services businesses. Should the Company be successful in acquiring such businesses, the period in which such acquisition is consummated could be adversely impacted by costs associated with such acquisition. In addition, periods subsequent to the completion of an acquisition could be adversely impacted by costs and activities associated with the assimilation and integration of the acquired company.

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

         The Company has conducted a comprehensive review of its internal computer systems to identify the systems that could be affected by the "Year 2000" issue and has concluded that the Year 2000 problem will not pose any significant operational issues for the Company. The Company does not expect the expenditures related to the Year 2000 issue to have a material effect on its financial position or results of operations in any year.

Results of Operations

         The  following   tables  set  forth  the  percentage  of  net  revenues
represented by items in the Company's statement of operations for the periods presented.

                                                                   Year Ended March 31,
                                                 ProForma        ProForma
Statement of Operations Data:                     1998 (1)        1997 (1)          1998         1997           1996         1995
                                                 ---------       ----------     ----------     ---------      --------    ---------
     Revenues................................        100.0%        100.0%          100.0%        100.0%         100.0%      100.0%
     Cost of services........................         70.9          70.6            70.9          70.6           69.0        67.3
                                                 ---------       ----------     ----------     ---------      --------    ---------
     Gross profit............................         29.1          29.4            29.1          29.4           31.0        32.7
     Selling, general and
     administrative expenses.................         22.1          22.7            22.9          23.7           26.9        31.0
   Non-recurring transaction
     costs...................................            -             -              .3           1.2              -           -
                                                 ---------       ----------     ----------     ---------      --------    ---------
     Operating income........................          7.0           6.7             5.9           4.5            4.1         1.7
   Other expense income (expense),
          net................................           .3             -              .3             -            0.2        (0.2)
                                                 ---------       ----------     ----------     ---------      --------    ---------
   Income  before provision
     for income taxes......................            6.7              6.7          5.6           4.5            4.3         1.5
   Provision for income
     taxes..................................           2.8              2.7          3.0           2.3            0.4         0.3
                                                 ---------       ----------     ----------     ---------      --------    ---------
     Net income............................            3.9%             4.0%         2.6%          2.2%           3.9%        1.2%
                                                 ==========      ===========    ==========     =========      =========   =========


Proforma data reflect adjustments for the acquisitions of the Pooled Companies including compensation differentials to former owners and employees, termination of contributions to retirement plans, removal of non-recurring transaction costs associated with the Pooled Companies and income taxes as if the entities were combined and subject to a 41% effective federal and state statutory rate throughout the periods presented.


Year Ended March 31, 1998 Compared to Year Ended March 31, 1997

     Revenues. In fiscal 1998 revenues increased $79.3 million, or 47.9%, to $244.7 million from $165.4 million for 1997. The increase was primarily due to a 35.7% increase in client service hours to 3.8 million from 2.8 million hours, and a 9.2% increase in the average billing rate to $62.67 from $57.38 in the comparable period of fiscal 1997. The increase in revenues was also attributable to the inclusion of revenues of the companies acquired under the purchase method of accounting during fiscal 1998 ("Fiscal Year 1998 Purchases").

     Gross Profit. Gross profit increased $22.6 million, or 46.5%, to $71.1 million during 1998 from $48.6 million primarily as a result of an increase in client service hours and the inclusion of the Fiscal Year 1998 Purchases. Gross profit as a percentage of revenues decreased to 29.1% of revenues from 29.4% primarily due to the inclusion of the Fiscal Year 1998 Purchases and certain Pooled Companies with lower gross margins that engaged new clients at lower gross margins prior to acquisition by the Company.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $16.7 million, or 42.8%, to $55.9 million from $39.2 million in fiscal 1997. The increase was primarily due to staff added to support growth, additional locations, installation of a company-wide network and associated costs to maintain these systems as well as incremental costs of Cotelligent's corporate activities. Selling, general and administrative expenses decreased as a percentage of revenues to 22.9% of revenues in fiscal 1998 from 23.7% in fiscal 1997.

     On a pro forma basis, selling, general and administrative expenses increased $16.4 million, or 43.5%, to $54.0 million in 1998 from 1997. The increase was primarily due to increased staff from Purchased Companies and increased compensation to existing staff, plus staff added to support anticipated growth, additional occupancy costs and an increased level of corporate activities. Pro forma selling, general and administrative expenses decreased as a percentage of revenues to 22.1% in 1998 from 22.7% in 1997 reflecting greater operating efficiencies and a larger revenue base. The Company cannot be certain that such efficiencies can be sustained in the near term as it integrates the acquired entities, expand geographically and acquire other companies.

     In fiscal 1998, selling, general and administrative expenses on a pro forma basis were $54.0 million or 22.1% of pro forma revenues and historical selling, general and administrative expenses were $55.9 million, or 22.9% of historical revenues. The reduced selling, general and administrative expenses on a pro forma basis reflect a reduction in executive compensation arrangements in connection with the Pooled Companies.



     Non-Recurring Transaction Costs. Non-recurring transaction costs include expenditures associated with the acquisition of four Pooled Companies acquired during the period and are expensed as incurred on an historical cost basis.


     Interest Expense, Net. Interest expense, net of interest income increased $0.5 million to $0.7 million in fiscal 1998 primarily due to a reduction in cash balances to fund growth and acquisition activity.

     Provision for Income Taxes. Provision for income taxes was $7.2 million, or an effective tax rate of 52.9% of pre-tax income for fiscal 1998 compared to income taxes of $3.7 million, or an effective rate of 50.2% of pre-tax income for 1997. The increase in the effective tax rate is due to an increase in federal rate from 34% to 35% and certain non-recurring transaction costs, which are non-deductible for tax purposes.

     On a pro forma basis the provision for income taxes was $4.5 million, or an effective tax rate of 41.0% of pro forma pre-tax income. The primary difference between the Company's historical and pro forma effective tax rates is related to the termination of certain Pooled Companies' S corporation election and the non-deductibility of certain non-recurring transaction costs.


Year Ended March 31, 1997 Compared to Year Ended March 31, 1996


     Revenues. In 1997, revenues increased $99.0 million or 149.0% to $165.4 million from $66.4 million in 1996. The increase was primarily due to $70.6 million of revenues from the full year impact of the Initially Acquired Companies acquired February 20, 1996, a 33.3% increase in client service hours provided by the Pooled Companies to 1.6 million hours from 1.2 million hours in 1996 and a 7.6% increase in the average billing rate of the Pooled Companies to $52.17 from $48.47.

     Gross Profit. Gross profit increased $28.0 million or 135.6% to $48.6 million in 1997 from $20.6 million in 1996, as a result of $16.2 million for the full year impact of the Initially Acquired Companies and an increase in hours of service provided to clients. Gross profit as a percentage of revenues decreased to 29.4% of revenues in 1997 from 31.0% in 1996 principally due to lower average gross margins achieved in new client engagements.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $21.3 million, or 119.2% to $39.2 million in 1997 from $17.9 million in 1996. The increase was primarily due to the full year effect of additional selling, general and administrative costs of $12.9 million for the Initially Acquired Companies, staff added to support growth, additional locations, installation of a company-wide network and associated costs to maintain these systems and incremental costs of Cotelligent's corporate activities. Selling, general and administrative expenses decreased as a percentage of revenues to 23.7% in 1997 from 26.9% in 1996, reflecting greater operating efficiencies and a larger revenue base. There can be no assurance that such efficiencies will be sustained in the future as the Company undertakes to integrate the acquired entities, expand geographically and acquire other companies.

     Selling, general and administrative expenses on a pro forma basis were $37.6 million or 22.7% of pro forma revenues compared to historical selling, general and administrative expenses of $39.2 million, or 23.7% of historical revenues for 1997. The reduced selling, general and administrative expenses on a pro forma basis reflect a reduction in executive and employee compensation arrangements in connection with the Pooled Companies.

     Non-recurring Transaction Costs. Non-recurring transaction costs include expenditures associated with the acquisition of the six Pooled Companies in 1997 and were expensed as incurred on an historical cost basis.

     Provision for Income Taxes. Provision for income taxes was $3.7 million, or an effective tax rate of 50.2% of pre-tax income for 1997 compared to income taxes of $0.2 million, or an effective rate of 8.6% of pre-tax income for 1996. The increase in the effective tax rate is due to the termination of certain Pooled Companies respective S corporation elections and the non-deductibility of certain non-recurring transaction costs.

     Provision for income taxes on a pro forma basis was $4.5 million, or an effective tax rate of 41.0% of pro forma pre-tax income. The primary difference between the Companies' historical and pro forma effective tax rates is related to the termination of certain Pooled Companies' S corporation election, and the non-deductibility of certain non-recurring transaction costs.

Quarterly Operating Results 1998 through 1996

     The Company's results of operations may fluctuate significantly from quarter to quarter. Revenues are generated from services provided in response to client requests or events that occur without notice, and the Company's engagements, generally billed on a time and materials basis, are terminable at any time by clients. Revenues and operating margins for any particular quarter are generally affected by staffing mix, resource requirements and the timing and size of engagements, and the results for any particular quarter are not necessarily indicative of results for any other period. Quarterly results of operations for the years ended March 31, 1996, 1997 and 1998, are summarized below. See "--Risk Factors--Possible Fluctuation of Results and Volatility of Stock Price."



                       Year Ended March 31, 1998            Year Ended March 31, 1997               Year Ended March 31, 1996
                   First     Second   Third   Fourth     First   Second   Third   Fourth        First   Second   Third   Fourth
                  Quarter   Quarter Quarter  Quarter    Quarter   Quarter Quarter  Quarter     Quarter   Quarter Quarter  Quarter
                  ----------------------------------    ------------------------------------   -----------------------------------
Revenues           $54,304  $58,566 $63,111  $68,702    $36,103  $39,658   $42,534   $47,122   $14,409   $14,579  $14,059  $23,386
Gross profit        16,117   17,327  18,381   19,322     10,540   12,352    12,430    13,251     4,504     4,622    4,553    6,940
Operating income     3,155    3,455   2,767    4,985      1,651    2,047     2,417     1,322       575       688      630      859
Net income (loss)    1,810    2,030   (138)    2,729        415    1,489     1,587       219       465       949      533      665



         The net loss for the quarter ended December 31, 1997 was due to non-recurring transaction costs associated with acquiring businesses under the pooling-of-interests method and an increase in the provision for income taxes due to the non-deductibility of certain non-recurring transaction costs and taxes related to the termination of certain Pooled Companies' S corporation election.

Liquidity and Capital Resources

          The Company has financed its growth principally through cash flows from operations, periodic borrowing under its credit facilities and the use of the net proceeds from its IPO and the Companies recent secondary public offering completed in March 1998. On September 12, 1997, the Company entered into a $40 million revolving line of credit facility (the "Credit Line"). Interest rate options include base borrowings at the lead lender's prime rate and term loans at LIBOR plus an applicable margin. The Company believes the existing sources of liquidity and funds generated from operations will provide adequate cash to fund its anticipated cash needs for operations and acquisitions at least through the next year.


          The Company's primary sources of liquidity are cash balances, the Credit Line and the collection of its accounts receivable. Accounts receivable have increased as the Company's operations have grown. Billed receivables were 57 and 59 days of revenue at March 31, 1998 and 1997 respectively. Total receivables were 72 and days of revenue at March 31, 1998 and 1997. Should the Company be unable to bill and collect for its services on a timely basis, the Company could draw upon available cash or existing credit facilities to finance its operations.


          Cash provided from operating activities was $3.4 million for 1998. The Company supplemented cash provided by operations periodically with short-term borrowings. The average balance of such borrowings outstanding was approximately $8.5 million during fiscal 1998 and approximately $5.9 million during fiscal 1997. At March 31, 1998 the Company had no balance outstanding under the Credit Line.

         At March 31, 1998, the Company had $40.5 million in cash and cash equivalents as compared to $2.9 million at March 31, 1997. The increase in cash and cash equivalents is primarily related to net proceeds from the secondary public offering offset by purchases of businesses and property and equipment. At March 31, 1998, the Company had long-term capital lease obligations and other notes outstanding in the amount of $0.4 million. The current installments of the long-term capital lease obligations and other notes were $0.2 million at March 31, 1998.

         On May 29, 1998 the Company registered 4 million shares of its common stock to be used in connection with merger and acquisition activities.


Recently Issued Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 established standards to measure all changes in equity that result from transactions and other economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. This statement is effective for financial statements for periods beginning after December 15, 1997.

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

Item 8.  Financial Statements and Supplementary Data



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Cotelligent Group, Inc.

         We have audited the accompanying consolidated balance sheets of Cotelligent Group, Inc. (a Delaware Corporation) and subsidiaries as of March
31, 1997 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended March 31, 1996 and 1997 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cotelligent Group, Inc. and subsidiaries as of March 31, 1997 and 1998, and the results of their operations, and their cash flows for the years ended March 31, 1996, 1997 and 1998 in conformity with generally accepted accounting principles.

                                                    Arthur Andersen LLP

San Francisco, California
April 28, 1998

                             COTELLIGENT GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                            March 31,               March 31,
                                                                               1998                   1997
                             ASSETS                                        -----------           -------------
Current assets:
   Cash and cash equivalents......................................          $  40,528             $     2,904
    Accounts receivable, including unbilled accounts of $10,120 and $5,595 and net of allowance for doubtful accounts
           of $2,123 and $632 respectively........................             48,982                  32,387
   Notes receivable from officers.................................                230                     225
   Prepaid expenses and other.....................................              2,292                   1,306
     Total current assets.........................................             92,032                  36,822
 Property and equipment, net......................................              7,568                   5,448
 Deferred tax assets..............................................                  -                      54
   Goodwill, net of accumulated amortization of $359 and $159$159,
           $38, respectively.......................................            18,106                   2,409
   Other assets....................................................               853                     434
       Total assets................................................         $ 118,559             $    45,167
                                                                        ==================     ===================

                LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
     Short-term debt and current maturities of long-term debt.....          $     192             $     4,409
     Accounts payable.............................................              4,344                   2,590
     Accrued compensation and related payroll liabilities.........             15,268                   9,990
     Income taxes payable.........................................              3,171                     491
     Deferred tax liabilities.....................................                503                     761
     Other accrued liabilities....................................              4,525                   3,110
       Total current liabilities..................................             28,003                  21,351
 Long-term debt...................................................                199                     648
   Deferred tax liabilities.......................................                  -                       -
   Other long-term liabilities....................................                 18                      31
       Total liabilities..........................................             28,220                  22,030

Stockholders' equity:
    Preferred Stock, $0.01 par value; 500,000 shares authorized,
       no shares issued or outstanding............................                  -                       -
    Common Stock, $0.01 par value; 100,000,000 shares
       authorized, 14,057,884 and 11,272,401 shares
       issued and outstanding, respectively.......................                141                     113
   Additional paid-in capital.....................................             80,335                  19,046
   Retained earnings..............................................              9,863                   3,978
     Total stockholders' equity...................................             90,339                  23,137
     Total liabilities and stockholders' equity...................          $ 118,559            $     45,167
                                                                        ==================     ===================





         The accompanying notes are an integral part of these consolidated financial statements.

                             COTELLIGENT GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)


                                                                                   Year Ended March 31,
                                                                      1998             1997            1996

Revenues.....................................................      $ 244,683        $ 165,417        $ 66,433
Cost of services.............................................        173,537          116,844          45,814
                                                                   ---------        ---------        --------
     Gross profit............................................         71,146           48,573          20,619
Selling, general and administrative expenses.................         55,929           39,167          17,867
Non-recurring transaction costs..............................            855            1,969               -
                                                                   ---------        ---------        --------
                                                                      14,362            7,437           2,752
Other income (expense):
   Interest expense.........................................            (725)            (571)           (340)
   Interest income..........................................              51              356              80
   Other....................................................             (34)             230             368
                                                                   ---------        ---------        --------
     Total other income (expense)...........................            (708)              15             108

Income before income taxes..................................           13,654           7,452           2,860
   Provision for income taxes...............................            7,223           3,742             248
                                                                    ---------        ---------       --------
   Net income...............................................        $   6,431        $  3,710        $  2,612
                                                                    =========        =========       ========
   Earnings per share
          Basic.............................................        $    0.56        $   0.33
                                                                    =========        ========
          Diluted...........................................        $    0.55        $   0.33
                                                                    =========        ========
   Weighted average shares outstanding
       Basic................................................        11,485,393       11,328,518
                                                                    ==========       ==========
       Diluted..............................................        11,610,339       11,402,513
                                                                    ==========       ==========
















                  The   accompanying   notes  are  an  integral  part  of  these
consolidated financial statements.

                             COTELLIGENT GROUP, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)



                                                                                       Additional
                                                                                         Paid-In         Retained         Total
                                                             Shares        Amount        Capital         Earnings         Equity
                                                          ------------- ------------- --------------   ------------   --------------

Balance at March 31, 1995                                 $   5,019,886  $        51   $       469      $    1,745     $      2,265
   Issuance of Common Stock prior to
          Offering.......................................       120,478            1           381               -              382
      Redemption of Common Stock prior to
          Offering.......................................       (74,140)          (1)         (119)              -             (120)
   Dividends of certain pooled companies
           prior to acquisition..........................             -            -             -          (1,536)          (1,536)
      Reclassification of Initially Acquired
          Companies' equity..............................             -            -         4,307               -            4,307
   Issuance of Common Stock, net of cost ................     5,595,305           56        16,903               -           16,959
   Distribution to founding stockholders.................             -            -        (3,492)              -           (3,492)
   Adjustments to conform year-ends of Pooled Companies:
            Capital contribution.........................             -            -           103               -              103
            Net income...................................             -            -             -             270              270
            Dividends....................................             -            -             -            (288)            (288)
   Net income............................................             -            -             -           2,612            2,612
  Balance at March 31, 1996..............................    10,661,529           107       18,552           2,803           21,462
      Issuance of Common Stock...........................       610,872             6          463               -              469
      Tax benefit on stock options exercised.............             -             -          295               -              295
   Dividends/distributions of certain Pooled
          Companies prior to acquisition.................             -             -         (423)         (2,246)          (2,669)
    Retained Earnings of immaterial Pooled
          Companies acquired in fiscal 1997..............             -             -            -            (187)            (187)
      Adjustments to conform year-ends of
          Pooled Companies:
            Capital Contribution........................              -             -          159               -              159
            Net income..................................              -             -            -             (12)             (12)
            Dividends...................................              -             -            -             (90)             (90)
      Net income........................................              -             -            -           3,710            3,710
  Balance at March 31, 1997.............................     11,272,401           113       19,046           3,978           23,137
      Issuance of Common Stock, net of costs............      2,785,483            28       60,961               -           60,989
      Tax benefit on stock options exercised............              -             -          328               -              328
      Dividends/distributions of certain
       Pooled Companies prior to acquisition............              -             -            -            (546)            (546)
      Net income........................................              -             -            -           6,431            6,431
  Balance at March 31, 1998.............................     14,057,884    $      141    $  80,335       $   9,863      $    90,339
                                                           ============= ============= ==============   ============   =============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                                  COTELLIGENT GROUP, INC.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      (In thousands)

                                                                                                   Year Ended March 31,
                                                                                     ---------------------------------------------
                                                                                            1998          1997            1996
                                                                                     --------------- -------------- --------------
Cash flows from operating activities:
     Net income.................................................................      $       6,431    $     3,710   $     2,612
     Adjustments to reconcile net income to net cash provided by operating activities:
                    Depreciation and amortization...............................              2,085          1,146           310
                    Deferred income taxes, net..................................               (204)           297          (587)
                    (Gain)loss on disposal of property and equipment..........                   27              -          (325)
                    Provision for doubtful accounts.............................              1,408            472           195
                    Changes in current assets and liabilities:
                             Accounts receivable................................            (14,921)       (11,979)       (1,769)
                             Prepaid expenses and other current assets..........               (960)          (325)         (226)
                             Accounts payable and accrued expenses..............              7,413          6,023         1,333
                             Income taxes payable...............................              2,709           (297)          349
                    Changes in other assets.....................................               (560)          (276)          321
                    Changes in long-term liabilities............................                (13)          (911)            -
                                                                                       ------------      ---------      ---------
                             Net cash provided by (used in) operating activities            3,415           (2,140)        2,213
Cash flows from investing activities:
     Proceeds from sale of assets...............................................              174                -           374
     Purchase of businesses, net of cash of acquired companies..................           (9,674)          (2,915)            -
     Purchases of property and equipment........................................           (3,570)          (4,394)         (867)
     Cash and cash equivalents of Initially Acquired Companies at
            acquisition.........................................................                -                -           525
                                                                                       ------------      ---------      ---------
                            Net cash provided by (used in) investing activities.          (12,819)          (7,309)           32
Cash flows from financing activities:
     Redemption of common stock.................................................                -                -          (120)
          Net proceeds on long-term debt........................................                -             (427)          471
          Principal payments on long-term debt..................................             (595)               -           (19)
          Payments on capital lease obligations.................................             (180)            (185)          (49)
     Distribution     to     Initially   Acquired  Companies' former
           stockholders.........................................................                -                -        (3,492)
     Dividends and distributions................................................             (546)          (2,672)       (1,536)
     Net borrowings (repayments) on short-term debt.............................           (4,086)             443        (1,140)
     Borrowings on loans with former related parties............................                -                -           848
     Repayments on loans with former related parties............................                -             (417)         (700)
     Net proceeds from issuance of common stock.................................           52,686              469        17,341
     Net change in cash due to conforming fiscal year end of
          Pooled Companies......................................................               -               201           539
                                                                                       ----------        --------      ---------
          Net cash provided by (used in) financing activities...................          47,279           (2,588)        12,143
                                                                                       ----------        --------      ---------
     Net increase (decrease) in cash and cash equivalents.......................          37,624          (12,037)        14,388
     Cash and cash equivalents at beginning of period...........................           2,904             14,941         553
                                                                                       ----------        --------      ---------
     Cash and cash equivalents at end of period.................................        $ 40,528          $   2,904     $ 14.941
                                                                                        ========          =========     ========

                             COTELLIGENT GROUP, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (In thousands)

                                                                                                   Year Ended March 31,
                                                                                     ---------------------------------------------
                                                                                            1998          1997            1996
                                                                                     --------------- -------------- --------------

Supplemental disclosures of cash flow information:
      Interest paid.............................................................       $      884     $       570      $     374
      Income taxes paid.........................................................            5,597           3,460            530
      Fair Market value of Common Stock issued to acquire business..............            7,464               -              -
Non-cash investing and financing transactions:
      Capital lease obligations incurred........................................                -             188            158
      Conversion of trade accounts receivable to note receivable................                -               -             53
      Net liabilities of immaterial Pooled Companies............................                -             187              -







































              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             COTELLIGENT GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

Note 1 - Business Organization and Basis of Presentation

     Cotelligent Group, Inc. ("Cotelligent" or the "Company") was formed in February 1993 to acquire, own and operate software professional services businesses specializing in providing information technology ("IT") consultants on a contract basis and consulting and outsourcing services to businesses with complex IT operations. On February 20, 1996, Cotelligent acquired four companies simultaneously with its IPO (the "Initially Acquired Companies"). The aggregate consideration paid by Cotelligent in these transactions was $3,492 in cash and 3,206,875 shares of Common Stock of the Company and the assumption of approximately $3,000 in debt, for an aggregate value of $35,304. These acquisitions were accounted for on a historical cost basis. Prior to this date Cotelligent was a non-operating entity. The operating results of the Initially Acquired Companies have been included since the date of acquisition.

     During the year ended March 31, 1998 ("fiscal 1998") and March 31, 1997 ("fiscal 1997") the Company issued 4,976,826 shares of Common Stock to acquire ten businesses accounted for under the pooling-of-interests method (the "Pooled Companies"). The consolidated financial statements have been restated in accordance with generally accepted accounting principles to present the financial data as if Cotelligent and these companies had always been members of the same operating group.

         In addition, during fiscal 1998 and 1997, the Company acquired six businesses accounted for under the purchase method (the "Purchased Companies") for aggregate consideration of $19,390 (362,998 shares of Common Stock issued at fair market value of $11,926 and $7,464 of cash). The consolidated financial statements include the operating results of these companies subsequent to their respective acquisition dates.

         All  of  the  businesses   acquired  since  the  IPO  have   operations
substantially the same as the Company.


Note 2 - Summary of Significant Accounting Policies

     Basis of Presentation

         The accompanying consolidated financial statements and related notes to consolidated financial statements include the accounts and results of Cotelligent Group, Inc., the Initially Acquired Companies from their date of acquisition on February 20, 1996, the Purchased Companies from their respective acquisitions dates and give retroactive effect to the results of the Pooled Companies for all periods presented. All significant intercompany transactions and accounts have been eliminated.

     Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

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

     Goodwill

     Goodwill represents the excess of cost over fair value of net tangible assets acquired through acquisitions. Such excess of cost over fair value of net tangible assets acquired is being amortized on a straight-line basis over the period of 30 years. At each balance sheet date management reviews the potential impairment of goodwill on a non-discounted cash flow basis to assess recoverability.

     Fair Value of Financial Instruments

     The Company's financial instruments consist of cash, short-term accounts receivables and accounts payables for which current carrying amounts are equal to or approximate fair market value. Additionally, interest rates on outstanding debt are at market rates for debt with similar terms and average maturities; therefore, the carrying value of debt approximates its fair value.

     Revenue Recognition

         Revenue is recognized as services are performed. Unbilled receivables represent revenue recognized on services performed which have not been billed.

     Income Taxes

     The Company accounts for income taxes using an asset and liability approach requiring the recognition of deferred tax assets and liabilities for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

     Certain Pooled Companies elected to be treated as an S corporation for federal and state income taxes prior to acquisition by the Company. Accordingly, any tax liabilities of these Companies were the responsibility of the respective stockholders. These S corporation elections terminated upon the merger with Cotelligent.


     Earnings Per Share

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per share" effective December 16, 1997 and has restated all earlier periods. Basic earnings per share was calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per

                             COTELLIGENT GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

share includes the impact of common stock options outstanding. Earnings per share for the year ended March 31, 1996 has not been presented because the issuance of shares of common stock sold in the IPO and the inclusion of the results of the Initially Acquired Companies are not reflected in any period prior to February 20, 1996.

   Reclassifications

         Certain amounts have been reclassified in 1996 and 1997 to conform to the March 31, 1998 presentation.

     Recent Accounting Pronouncements

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 established standards to measure all changes in equity that result from transactions and other economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. This statement is effective for financial statements for periods beginning after December 15, 1997.

     In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 introduces a new model for segment reporting, called the "management approach". The management approach is based on the manner in which management organizes segments within a company for making operating decisions and assessing performance. The management approach replaces the notion of industry and geographic segments. This statement is effective for financial statements for periods beginning after December 15, 1997.

     The Company has adopted SFAS No. 130 and SFAS No. 131 and believes such adoption will not significantly alter its financial statement presentation.


Note 3 - Business Combinations

     Pooling-of-Interests Method

     During fiscal 1998 and 1997, the Company issued 1,541,615 shares of common stock to acquire four companies and 3,435,211 shares of common stock to acquire six companies, respectively, in acquisitions accounted for under the pooling-of-interests method. Accordingly, the Company's consolidated financial statements have been restated for all material poolings in accordance with generally accepted accounting principles for all periods presented.

              Commencing on April 1, 1996, the year ends of the fiscal 1997 Pooled Companies were changed to March 31, resulting in an increase to retained earnings of $270 during fiscal 1996 as follows.

                                    Year Ended
                                  March 31, 1996
                               -------------------
Revenues.................       $         11,823
Costs and expenses..                      11,553
                               -------------------
Net income..............        $            270
                               ===================



         Commencing on April 1, 1997, the year ends of the fiscal 1998 Pooled Companies were changed to March 31, resulting in a decrease to retained earnings of $12 during fiscal 1997 as follows.

                             COTELLIGENT GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)



                                     Year Ended
                                   March 31, 1997
                                ------------------
Revenues.................       $         8,624
Costs and expenses..                      8,636
                                ------------------
Net income..............        $           (12)
                                ==================



         The previously reported separate results of operations of Cotelligent Group Inc. and the results of the Pooled Companies acquired in fiscal 1998 for periods prior to the mergers are presented below.


                                                                       Pooled
For the Year Ended March 31,                 Cotelligent              Companies                Combined
                                             -----------              ----------              ----------
1997
      Revenue.....................             $146,772                 $18,645                $165,417
      Net income..................                3,636                      74                   3,710
1996
      Revenue.....................               52,786                  13,647                  66,433
      Net income..................                2,518                      94                   2,612



         During the year ended March 31, 1998, businesses acquired as poolings recognized revenues of $23,222 and net income of $354 in the period prior to acquisition by the company.

     Purchase Method

     During fiscal 1998, Cotelligent acquired four companies (acquired on August 27,1997, October 31, 1997, November 6, 1997 and January 3, 1998) accounted for under the purchase method for aggregate consideration of $19,390 (362,998 shares issued at fair market value of $7,464 and $11,926 of cash). The total assets related to these acquisitions were $4,153 and resulted in the recognition of $15,739 of goodwill, which is being amortized over a 30 year period. The results of these acquisitions have been included in the Company's results from their respective acquisition dates.

     During fiscal 1997, Cotelligent acquired two companies (acquired on October 7, 1996 and November 27, 1996) accounted for under the purchase method for an aggregate consideration of $2,928. The total assets related to these acquisitions were $112 and resulted in the recognition of $2,726 of goodwill, which is being amortized over a 30 year period. The results of these acquisitions have been included in the Company's results from their respective acquisition dates.

     The allocation of the purchase price to the underlying net assets acquired is based upon preliminary estimates of the fair value of the net assets, which may be revised at a later date. It is anticipated that any purchase price allocation adjustments will be made within one year from the date of the acquisition. Management does not believe that the final allocations of the purchase price will have a material effect on the Company's financial position or results of operations.

                             COTELLIGENT GROUP, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

Note 4 - Pro Forma Results (Unaudited)

         The pro forma consolidated statements of operations for the years ended March 31, 1998 and 1997 give effect to the acquisitions of the Initially Acquired Companies and Purchased Companies as if these acquisitions were made on April 1, 1996. The pro forma consolidated statement of operations also reflect adjustments for the acquisitions of the Pooled Companies including compensation differentials to employees and former owners of the Pooled Companies, the planned termination of contributions to retirement plans, and adjustments to reflect income taxes as if the entities were combined and subject to the effective federal and state statutory rates for the combined entity.
Additionally, the pro forma consolidated financial statements reflect adjustments for interest expense on cash consideration and amortization of goodwill for the Purchased Companies.



                                                                   Year Ended March 31,
                                                            --------------------------------
                                                                 1998              1997
                                                            --------------   ---------------
Revenues.............................................        $   258,712       $    185,595
Cost of services.....................................            183,231            131,344
                                                            --------------   ---------------
     Gross profit....................................             75,481             54,251
Selling, general and administrative..................             56,833             41,316
                                                            --------------   ---------------
Operating income.....................................             18,648             12,935
Other expense........................................              1,174                650
                                                            --------------   ---------------
Income before provision for income taxes.............             17,474             12,285
Provision for income taxes...........................              7,164              5,037
                                                            --------------   ---------------
Net income...........................................       $     10,310             $7,248
                                                            ==============   ===============

Earnings per share-
    Basic.............................................      $       0.88       $       0.62
                                                            ==============   ===============
    Diluted...........................................      $       0.86       $       0.60
                                                            ==============   ===============
Weighted average shares-
    Basic.............................................        11,748,939         11,748,939
                                                            ==============   ===============

    Diluted...........................................        11,980,515         11,980,515
                                                            ==============   ===============




Note 5 - Allowance for Doubtful Accounts

Allowance for doubtful accounts activity is as follows.

Balance, March 31, 1996....................................................................................... $        340
Charges to costs and expenses.................................................................................          472
Write-offs....................................................................................................         (180)
                                                                                                               -------------
Balance, March 31, 1997.......................................................................................          632
Balance of newly acquired companies' allowance for doubtful accounts at acquisition...........................          235
Charges to costs and expenses.................................................................................        1,408
Write-offs....................................................................................................         (152)
                                                                                                               -------------
Balance, March 31, 1998......................................................................................  $      2,123

                             COTELLIGENT GROUP, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

Note 6 - Property and Equipment

Property and equipment is comprised of the following.

                                                                                           March 31,
                                                                                ------------------------------
                                                                                    1998             1997
                                                                                --------------   -------------
Land and building........................................................        $     341         $    440
Computer and office equipment............................................            9,841            5,859
Furniture and fixtures...................................................            2,047            2,796
Leasehold improvements...................................................              630              366
                                                                                --------------   -------------
                                                                                    12,859            9,461
Less: Accumulated depreciation...........................................           (5,291)          (4,013)
                                                                                 $   7,568         $  5,448
                                                                                ==============  ==============


     Depreciation and amortization expense of property and equipment for the years ended March 31, 1998 and 1997 was $1,764 and $1,108, respectively.

Note 7 - Credit Facilities

     Cotelligent maintains a syndicated revolving line of credit facility ("Credit Line") with three banks, which provides a borrowing capacity of amounts derived from specific covenant ratios, up to $40,000. The Company generally pays off the outstanding debt of acquired companies. The Credit Line requires the Company to maintain certain financial covenants and restricts the payment of dividends. At March 31, 1998, the Company had a borrowing capacity of approximately $40,000 under the facility and was in compliance with all covenants. Debt consists of the following:



                                                                                           March 31,
                                                                                ------------------------------
                                                                                    1998             1997
                                                                                --------------   -------------

Bankline of credit  with  borrowings  derived  from  covenant  ratios,  had full capacity  $40,000,  secured by accounts  receivable  and other assets of the
    Company, interest at the bank's lending rate (approximately 8.0% at March
    31, 1998)...................................................................  $      -          $       -
Bank line of credit with borrowings up to 80% of the Company's eligible accounts receivable or $20,000, secured by the accounts receivable and
   other assets of the Company, interest at prime (8.5% at March 31, 1997)......         -              3,926
Various Pooled Companies' bank lines of credit, secured by various assets
    of the Pooled Companies, with interest rates up to prime plus 2.0%..........         -                160
Pooled Companies' other notes payable, including payables to related parties, with interest rates from 8.0% to 11.0%, secured by various
   assets of the Pooled Companies, with due dates through December 2000.........       259                659
Capital lease obligations.......................................................       132                312
Less: current maturities........................................................      (192)            (4,409)
                                                                                --------------   -------------
Total long-term debt............................................................ $     199           $    648
                                                                                ==============   ============


                             COTELLIGENT GROUP, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


Total maturities of long-term debt, at March 31, 1998 are as follows:
     1999..................................................      $        192
     2000..................................................               140
     2001..................................................                59
     2002..................................................                 -
     2003..................................................                 -
     Thereafter............................................                 -
                                                                 --------------
     Total.................................................       $       391
                                                                 ==============




Note 8 - Income Taxes

The income tax provision consists of the following:

                                                                                                    March 31,
                                                                                ---------------------------------------------
                                                                                    1998             1997           1996
                                                                                --------------   -------------  -------------
Current:
       Federal......................................................            $   5,906         $    2,577      $     763
       State.........................................................               1,521                868            162
                                                                                --------------   -------------  -------------
                                                                                $   7,427              3,445            925
                                                                                --------------   -------------  -------------
Deferred:
       Federal......................................................                   26                268           (570)
       State.........................................................                (230)                29           (107)
                                                                                --------------   -------------  -------------
                                                                                     (204)               297           (677)
                                                                                --------------   -------------  -------------
           Total provision  for income taxes......................              $   7,223          $   3,742      $     248
                                                                                ==============   =============   ============

     The tax benefits associated with nonqualified stock options reduce taxes currently payable as shown above by $328 for fiscal 1998 and $295 for fiscal 1997. No tax benefits associated with nonqualified stock options were realized in fiscal 1996. Such tax benefits are credited to capital when realized.

         Significant components of deferred tax assets and liabilities are as follows:


                                                                                           March 31,
                                                                                ------------------------------
                                                                                    1998             1997
                                                                                --------------   -------------
Deferred Tax Assets:
    Allowance for doubtful accounts.......................................      $      512         $     159
    Accrued vacation......................................................             297               189
    Other.................................................................             138               148
                                                                                --------------   -------------
         Total Deferred Tax Assets........................................             947               496
                                                                                --------------   -------------
Deferred Tax Liabilities:
    Cash to accrual.......................................................          (1,267)           (1,164)
    Other.................................................................            (183)              (39)
                                                                                --------------   -------------
         Total Deferred Tax Liabilities...................................          (1,450)           (1,203)
                                                                                --------------   -------------
         Net Deferred Tax Liability.......................................      $     (503)         $   (707)
                                                                                ==============    ============


                             COTELLIGENT GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

     The Company's effective income tax rate varied from the U.S. federal statutory tax rate as follows:


                                                                                                    March 31,
                                                                                ---------------------------------------------
                                                                                    1998             1997           1996
                                                                                --------------   -------------  -------------

U.S. federal statutory rate.............................................               35.0%           34.0%          34.0%
State income tax, net of federal benefit................................                6.2             7.9            1.0
Income of  S corporation................................................                1.5            (7.4)         (27.8)
Conversion to C corporation.............................................                6.9             8.9              -
Non-deductible acquisition  costs.......................................                2.2             7.6              -
Change in valuation allowance...........................................                  -            (1.7)           1.4
Other...................................................................                1.1             0.9              -
                                                                                --------------   -------------  -------------
     Effective tax rate.................................................               52.9%           50.2%           8.7%
                                                                                ==============    =============    ===========


     Prior to the IPO, the Company had established a valuation allowance against the tax assets associated with the net operating losses of previous years due to the uncertainty of realization through future income. In 1997, the Company reversed this valuation allowance as a result of utilization of the operating losses against taxable income.

     Certain Pooled Companies elected to be treated as an S corporation for federal and state income taxes prior to their merger with Cotelligent.
Accordingly, any tax liabilities prior to acquisition by the Company were the responsibility of the former stockholders. These S corporation elections terminated as a result of the merger with Cotelligent and accordingly the net difference between book and tax basis of net assets was immediately recognized. This net deferred tax liability was approximately $947 and $670 in fiscal 1998 and 1997, respectively, which will be paid on a pro rata basis over a four-year period.

                             COTELLIGENT GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

Note 9 - Lease Commitments

         Cotelligent leases various office space and certain equipment under noncancelable lease agreements which expire at various dates.

          Future minimum rental payments under such leases at March 31, 1998 are as follows.

                                                           Capital Leases           Operating Leases
                                                       ----------------------   -------------------------

1999.................................................  $            116          $             3,194
2000.................................................                36                        2,841
2001.................................................                 -                        2,025
2002.................................................                 -                          980
2003.................................................                 -                          560
Thereafter...........................................                 -                          398
                                                       ----------------------   -------------------------
Total minimum lease payments.........................               152          $             9,998
                                                                                =========================
Less:  Amounts representing interest.................               (20)
                                                       ----------------------
Present value of net minimum lease payment...........   $           132
                                                       ======================

     Rental expense under these leases for the years ended March 31, 1998, 1997 and 1996 was $2,754, $1,620 and $783 respectively.


Note 10 - Employee Benefit Plans

     Long-Term Incentive Plan

     In September 1995, Cotelligent's Board of Directors and stockholders approved the Cotelligent 1995 Long-Term Incentive Plan (the "Plan"). The purpose of the Plan is to provide directors, officers, key employees and consultants with additional incentives by increasing their ownership interests in the Company.

     Under the provisions of the Plan, stock-based awards are granted at terms and prices determined by the Plan Committee as defined in the Plan. A summary of option transactions is described in the table below. All options described below are non-qualified and were granted with exercise prices no less than the fair market value of the underlying stock on the date of the grant.

                             COTELLIGENT GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)



                                                                                           Weighted
                                                                      Option Price         Average
                                                     Number             Range per          Exercise       Expiration
                                                    of Shares             Share             Price            Date
                                                  -------------       -------------       -----------    ------------

Outstanding at March 31, 1996............             476,702         $2.70 - 10.25         $6.73             2003
      Granted............................             852,113          8.88 - 24.88         18.08             2004
      Exercised..........................             (59,099)         2.70 - 9.00           3.08             2003
      Canceled...........................            (136,589)         2.70 - 24.25          6.66         2003 - 2004
                                                  -------------       -------------       -----------    ------------
Outstanding at March 31, 1997............           1,133,127          2.70 - 24.88         15.46         2003 - 2004
      Granted............................             449,525          7.25 - 29.00         17.75         2004 - 2005
      Exercised..........................             (62,210)         2.70 - 20.00          9.33         2003 - 2004
      Canceled...........................            (109,015)         8.88 - 24.88         16.08         2003 - 2004
                                                  -------------       -------------       -----------    ------------
Outstanding at March 31, 1998............           1,411,427          2.70 - 29.00         16.41         2003 - 2005



         Exercisable options at March 31, 1996, 1997 and 1998 were 87,072, 249,040 and 554,114 at exercise prices between $2.70 and $24.88, and weighted average exercise prices of $6.89, $15,25 and $16.11 respectively.

     The Plan provides for stock-based awards in an aggregate amount of up to 15% of the number of Cotelligent's outstanding stock at the time of grant. Of the non-qualified options granted to date, a majority are generally exercisable beginning one year from the date of the grant in cumulative yearly amounts of 25% of the shares under option and generally expire seven years from the date of the grant.

     The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," issued in October 1995, and as permitted by the provisions of SFAS No. 123, the Company continues to apply the provisions of APB Opinion 25 and related interpretations in accounting for its employee stock option plans. If the Company had elected to recognize compensation expense for options granted in 1996, 1997 and 1998, based on the fair value as described in SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing ("Black-Scholes") model with the following weighted average assumptions for 1996, 1997, and 1998 respectively:
(i) risk-free interest rates of 5.97%, 6.12% and 5.65%, (ii) a dividend yield of 0%, (iii) volatility factors of the expected market price of the Company's common stock of 40%, and (iv) a weighted average expected life of 3.5 years, 4.2 years and 4.1 years.

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

                             COTELLIGENT GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

     For purposes of pro forma disclosure, the estimated fair value of options is amortized to expense over the options' vesting period. Had compensation for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under the Plan consistent with SFAS 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below.


                                        ----------------------------       -----------------------------      ---------------------
                                                     1998                                 1997                          1996
                                        ----------------------------       -----------------------------      ---------------------
                                              As           Pro                    As             Pro               As         Pro
                                           Reported       Forma                Reported         Forma           Reported    Forma
                                        --------------  ------------       -----------------  ----------      -----------  --------
Net income                                  $6,431         $4,121                $3,710         $2,416            $2,612     $2,304
Diluted Earnings per share                    0.55           0.35                  0.33           0.21                 -          -


         Earnings per share for the year ended March 31, 1996 has not been presented because it is not considered to be meaningful as a result of the acquisitions of the Initially Acquired Companies and the IPO as discussed in
Note 1.

     The weighted average fair values of options granted during the years ended March 31, 1998, 1997 and 1996 were $8.01 and $6.16 and $4.03 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model.

     Employee Stock Purchase Plan

     During fiscal year 1997, the Company implemented an employee stock purchase plan whereby eligible employees may purchase shares of the Company's Common Stock at a price equal to 85 % of the lower of the closing market price on the first or last trading day of the Plan's quarter. A total of 300,000 shares of Common Stock have been reserved for issuance under the plan. During fiscal 1998, employees purchased 79,000 shares for aggregate proceeds to the Company of $754. During fiscal 1997 employees purchased approximately 20,171 shares for aggregate proceeds to the Company of $284.

     401(k) Plan

     During fiscal 1997, the Company initiated the Cotelligent Group, Inc., 401(k) Retirement Saving Plan, (the "401(k) Plan") effective March 1, 1997, for the benefit of all employees upon date of hire. The 401(k)Plan is funded by employee payroll deductions. In addition, the Company has the option to contribute to the 401(k) Plan on the employee's behalf. The Company did not make any contributions to the 401(k) Plan for the year ended March 31, 1997, or 1998.

     Subsidiary Plans

     Prior to their acquisition certain of the Company's subsidiaries had various defined contribution plans which allowed employees to participate upon meeting specified service requirements additionally, these plans also provided for discretionary contributions by the respective entities. The subsidiaries' contributions to these plans for the fiscal years ended March 31, 1998, 1997 and 1996 were, $27 and $47 and $70 respectively.

                             COTELLIGENT GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

Note  11  - Stockholders' Equity

         Common Stock

     The Company has one class of $0.01 par value Common Stock with 100,000,000 authorized shares. The holders of Common Stock are entitled to one vote for each share on all matters voted upon by stockholders, including the election of the directors. At March 31, 1997 and 1998, there were 11,272,401 and 14,057,884 shares of Common Stock outstanding, respectively. In March, 1998, the Company completed a secondary offering of its common stock whereby 2,312,040 new shares were issued and net proceeds to the Company were $52,359. In May, 1998, the Company registered 4 million shares of its common stock to be used in connection with merger and acquisition activities.

         Preferred Stock

         The Company has one class of $0.01 par value Preferred Stock with 500,000 authorized shares. The Board of Directors has authority, without further vote or action by stockholders, to issue the shares, fix the number of shares and change the number of shares constituting any series, and to provide for or change the voting powers, designations, preferences and relative, participating, optional or other special rights, qualifications, limitations or restrictions thereof, including dividend rights (and whether dividends are cumulative), dividend rates, terms of redemption (including sinking fund provisions), a redemption price or prices, conversion rights and liquidation preferences of the shares constituting any class or series of the Preferred Stock. No Preferred Stock was outstanding at March 31, 1997 and 1998. The Company has no current plans to issue any shares of Preferred Stock of any class or series.

         Anti-takeover Provisions

         The Company has a stockholder rights plan in effect (the "Rights Plan"). Under the terms of the Rights Plan, the holders of the Common Stock received one preferred share purchase right (each, a "Right"), as a dividend for each share of common stock held as of the close of business on September 24, 1997. Each Right entitles the holder to buy 1/10,000 of a share of Series A Junior Preferred Stock of the Company at an exercise price of $90.00. Further, each Right gives the holder the right to buy Common Stock of the Company having twice the value of the exercise price of the Rights if a person or group acquires beneficial ownership of 20% or more of the Common Stock or commences a tender or exchange offer that would result in such a person or group owning 20% or more of the Common Stock. In addition, the Board of Directors of the Company is empowered to issue up to 500,000 shares of preferred stock, and to determine the price, rights, preferences and privileges of such shares, without any further stockholder action. The existence of the Rights Plan and this "blank check" preferred stock may have the effect of delaying, discouraging, inhibiting, preventing or rendering more difficult an attempt to obtain control of the Company by means of a tender offer, merger, proxy contest or otherwise. In addition, this "blank check" preferred stock, any issuance thereof, may have an adverse effect on the market price of the Common Stock. The Company's Certificate of Incorporation provides for a "staggered" Board of Directors, which may also have the effect of inhibiting a change of control of the Company and may have an adverse effect on the market price of the common stock.

                             COTELLIGENT GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

Note 12 - Earnings Per Share

     Earnings per share is as follows:

                                                                      For the Year Ended March 31, 1998
                                                       --------------------------------------------------------
                                                                                                    Per Share
                                                             Income            Shares                Amount
                                                       ----------------     ------------         --------------
Basic earnings per share-
Net income available to common stockholders             $      6,431         11,485,393             $     0.56

Options issued to directors and employees.......                                124,946
                                                                             ------------
Diluted earnings per share-
Income available to common stockholders
    plus assumed conversions...................         $      6,431         11,610,339             $      0.55
                                                                            ============


                                                                      For the Year Ended March 31, 1997
                                                       --------------------------------------------------------
                                                                                                    Per Share
                                                             Income            Shares                Amount
                                                       ----------------     ------------         --------------
Basic earnings per share-
Net income available to common stockholders....         $       3,710        11,328,518             $      0.33

Options issued to directors and employees.......                                 73,995
                                                                             -----------
Diluted earnings per share-
Income available to common stockholders
    plus assumed conversions....................        $        3,710       11,402,513             $      0.33
                                                                            ============



    Options to purchase common shares of 700,000 were excluded from the computation of diluted earnings per share for the years ended March 31, 1997 and 1998, as the options' exercise price was greater than the market price of the common shares for the respective periods.


Note 13 - Commitments and Contingencies

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

   Additional Purchase Price under Acquisition Contracts.

     In connection with the agreements to acquire two of the Purchased Companies during fiscal 1998, the Company agreed to additional consideration based on the financial performance of the acquired companies subsequent to the acquisition (the "earn-out"). Potential earn-outs are payable in the fiscal years 1999 and 2000. Earn-out payments, if made, will be recorded as additional purchase price in the year the earn-out period ends. During the year ended March 31, 1998, no additional purchase price has been accrued for any earn-out payments.

                             COTELLIGENT GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

Note 14 - Quarterly Financial Data (Unaudited)

                                                                         Year Ended March 31, 1998
                                        ----------------------------------------------------------------------------------------
                                           First Quarter          Second Quarter         Third Quarter        Fourth Quarter
                                        --------------------  ---------------------  --------------------  ---------------------

Revenues............................       $       54,304         $       58,566         $      63,111         $      68,702
Gross profit........................               16,117                 17,327                18,381                19,322
Operating income....................                3,155                  3,455                 2,767                 4,985
Net income..........................                1,810                  2,030                  (138)                2,729
Earnings per share-
    Basic...........................       $         0.16         $         0.18         $       (0.01)        $        0.23
                                         ====================  ====================   ===================    ====================
    Diluted.........................       $         0.16         $         0.18         $       (0.01)        $        0.23
                                         ====================  ====================   ===================    ====================
Weighted average shares-
    Basic...........................           11,322,569             11,314,751            11,584,359            11,748,939
                                         ====================  ====================   ===================    ====================
    Diluted..........................          11,367,474             11,436,630            11,584,359            11,980,515
                                         ====================  ====================   ===================    ====================


                                                                         Year Ended March 31, 1997
                                        ----------------------------------------------------------------------------------------
                                           First Quarter          Second Quarter         Third Quarter        Fourth Quarter
                                        --------------------  ---------------------  --------------------  ---------------------

Revenues............................       $      36,103        $         39,658        $        42,534        $      47,122
Gross profit........................              10,540                  12,352                 12,430               13,251
Operating income....................               1,651                   2,047                  2,417                1,322
Net income..........................                 415                   1,489                  1,587                  219
Earnings per share-
    Basic..........................        $        0.04        $           0.13        $          0.14        $        0.02
                                         ====================  ====================   ===================    ====================
    Diluted........................        $        0.04        $           0.13        $          0.14        $        0.02
                                         ====================  ====================   ===================    ====================
Weighted average shares-
    Basic..........................           11,211,131              11,229,131             11,229,131           11,342,977
                                         ====================  ====================   ===================    ====================
    Diluted........................           11,365,573              11,364,115             11,393,769           11,486,595
                                         ====================  ====================   ===================    ====================

                                                                         Year Ended March 31, 1996
                                        ----------------------------------------------------------------------------------------
                                           First Quarter          Second Quarter         Third Quarter        Fourth Quarter
                                        --------------------  ---------------------  --------------------  ---------------------


Revenues..........................          $       14,409        $       14,579        $       14,059         $     23,386
Gross profit......................                   4,504                 4,622                 4,553                6,940
Operating income..................                     575                   688                   630                  859
Net income........................                     465                   949                   533                  665


         Earnings per share for the year ended March 31, 1996 has not been presented because, as discussed in Note 2, the issuance of shares of common stock sold in the IPO and the inclusion of the results of the Initially Acquired Companies are not reflected in any period prior to February 20, 1996.

     Item 9. Changes in and Disagreement With Accountants on Accounting and Financial Disclosure.

     A. (i) Cotelligent Group, Inc.'s (the "Company") former accountants, Price Waterhouse LLP, were dismissed on January 9, 1998 and were replaced by Arthur Andersen LLP.

     (ii) Price Waterhouse LLP's reports on the Company's financial statements for the fiscal years ended March 31, 1997 and March 31, 1996 have not contained an adverse opinion or a disclaimer of opinion, nor been qualified or modified as to uncertainty, audit scope, or accounting principles.

     (iii) At a meeting of the Company's Board of Directors on December 23, 1997, the Board authorized the Audit Committee and the Chairman of the Board to review the relationship with Price Waterhouse LLP and engage in discussions with additional accounting firms to determine whether a new accounting firm should be engaged by the Company.

     (iv) The Audit Committee of the Board of Directors and the Chairman of the Board, approved Arthur Andersen LLP as the Company's accountants on January 9, 1998.

     (v) During the fiscal years ended March 31, 1997 and 1996, and up to January 9, 1998, there were no disagreements with the Company's former accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

     (vi) None of the events set forth below have occurred during the fiscal years ended March 31, 1997 or 1996 or in the interim period ended January 9, 1998:

     (A) The Company's former accountants having advised the Company that the internal controls necessary for the Company to develop reliable financial statements do not exist;

     (B) The Company's former accountants having advised the Company that information has come to their attention that has led it to no longer be able to rely on management's representations, or that has made it unwilling to be associated with the financial statements prepared by management; (C) (1) The Company's former accountants having advised the Company of the need to expand significantly the scope of its audit, or that information has come to their attention during the fiscal years ended March 31, 1997 and March 31, 1996 and the interim period ending January 9, 1998, that if further investigated may: (i) materially impact the fairness or reliability of either: a previously issued audit report on the underlying financial statements; or the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that may prevent it from rendering an unqualified audit report on those financial statements), or (ii) cause it to be unwilling to rely on management's representations or be associated with the Company's financial statements, and

     (C) (2) Due to the Company's former accountants dismissal, or for any other reason, the accountants did not so expand the scope of their audit or conduct such further investigation; or

     (D) (1) The Company's former accountants having advised the Company that information has come to their attention that it has concluded materially impacts the fairness or reliability of either: (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to their satisfaction, would prevent it from rendering an unqualified audit report on those financial statements), and

     (D) (2) Due to the Company's former accountants dismissal, or for any other reason, the issue has not been resolved to the accountants' satisfaction prior to its dismissal.

     B. (i) Arthur Andersen LLP were engaged as the Company's independent accountants as of January 9, 1998.

     (ii) The Company has not, during its two most recent fiscal years, or any subsequent interim period prior to their appointment on January 9, 1998, consulted with Arthur Andersen LLP regarding any of the matters set forth in
Item 304(a)(2)(i) or (ii) of Regulation S-K.

                                    PART III



Item 10. Directors and Executive Officers of the Registrant.

         The information called for by Item 10 with respect to identification of directors and executive officers of the Company is incorporated herein by reference to the material under the captions "Election of Directors" and "Other Executive Officers of the Registrant" in the Company's Proxy Statement for its 1998 Annual Meeting of stockholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year (the "Proxy Statement").



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

             2. Financial Data Schedule is included in Part IV of this report.

                Schedule II is omitted because the information is included in the Notes to Consolidated Financial Statements.

                     3. EXHIBITS

             Exhibit 11.1 is omitted because the information is included in the Notes to Consolidated Financial Statements. The following is a list of all Exhibits filed as part of this report.



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

     10.4 Employment Agreement between Cotelligent and Herbert D. Montgomery (Exhibit 99 of the Registration Statement on Form 8-K (Filed February 2, 1998) is hereby incorporated by reference)*

     10.5 Employment Agreement between BFR, Cotelligent and Jeffrey J. Bernardis (contained in Exhibit 2.1) (Exhibit 10.5 of the Registration Statement on Form S-4 (File No. 333-6086) is hereby incorporated by reference)*

     10.6 Employment Agreement between CAI, Cotelligent and John E. Chamberlain (contained in Exhibit 2.2) (Exhibit 10.6 of the Registration Statement on Form S-4 (File No. 333-6086) is hereby incorporated by reference)*

     10.7 Employment Agreement between ISI, Cotelligent and Susan E. Trice**

     10.8 Cotelligent 1995 Long-Term Incentive Plan (Exhibit 10.9 of the Registration Statement on Form S-1 (File No. 33-6086) is hereby incorporated by reference)*

     10.9 Lease Agreement between BFR Properties and BFR Co., Inc. effective April 1, 1995, at 7 Clyde Road included with Company's annual report filed on Form 10-K on June 28, 1997 is hereby incorporated by reference.

     10.10Lease  Agreement  between BFR Properties  and BFR Co., Inc.  effective
          April 1, 1995, at 31 Clyde Road.

     10.11Sublease   Agreement  between  San  Francisco   Satellite  Center  and
          Cotelligent Group, Inc. effective March 1, 1996.

     10.12Business  Loan  Agreement  between  Cotelligent  Group,  Inc. and Bank
          Boston, Agreement and effective September 12, 1997 (Exhibit 99.1 of Form 8-K filed on October 28, 1997 is hereby incorporated by reference.

     21.1 Subsidiaries of the registrant **

     23.1 Consent of Arthur Andersen LLP **

     24.1 Power of Attorney**

     27.1 Financial Data Schedule **

     * Management contracts and compensatory plans or arrangements required to be filed as Exhibits to this Form 10-K.

     ** Filed herewith.

     (b) The following reports on Form 8-K were filed by the registrant during the last quarter ended March 31, 1998.

     (1) Report of the change in Certifying Accountants as filed on January 16, 1998.

     (2) Report of the election of Herbert D. Montgomery by the Board of Directors to serve as Senior Vice President, Chief Financial Officer and Treasurer of the Company as filed on February 2, 1998.


     (3) Report of Independent Accountants and the related financial statements of Cotelligent Group, Inc. as at December 31, 1997, March 31, 1996 and 1997, including the results of operations and cash flows for each of the three years in the period ended March 31, 1997, and the nine months ended December 31, 1997 as filed on March 2, 1998.

     (4) Report of revenues and net income of the Company for the month ended January 31, 1998 as filed on March 11, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Francisco, state of California on the 24th day of June, 1997.

                                             COTELLIGENT GROUP, INC.

                                             By:       /s/ James R. Lavelle
                                                       -----------------------
                                                       James R. Lavelle
                                                       Chief Executive Officer


                                                     POWER OF ATTORNEY

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby authorizes and constitutes James R. Lavelle, Michael L. Evans, Daniel E. Jackson, and Herbert D. Montgomery, and each of them singly, his true and lawful attorneys-in-fact with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities (including his capacity as a director and/or officer of Cotelligent Group, Inc.) to sign and file any and all amendments to this report with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, and he hereby ratifies and confirm as all that said attorneys-in-fact or any of them, or this or his substitutes, may lawfully do or cause to be done by virtue hereof.



             Signature                                         Capacity                             Date
             ---------                                      -------------                           ----


/s/ James R. Lavelle
------------------------------------
        James R. Lavelle                     Chairman of the Board of Directors                June 25, 1998
                                                and Chief Executive Officer

 /s/ Edward E. Faber
------------------------------------
        Edward E. Faber                      Vice Chairman of the Board of Directors           June 25 , 1998

/s/ Michael L. Evans
------------------------------------
        Michael L. Evans                    President and Chief Operating Officer and          June 25 , 1998
                                                Director

/s/Herbert D. Montgomery
------------------------------------
        Herbert D. Montgomery               Senior Vice President, Chief Financial Officer     June 25 , 1998
                                            and Treasurer (Principal Financial Officer)
/s/ Curtis J. Parker
------------------------------------
        Curtis J. Parker                    Vice President, Chief Accounting Officer           June 25 , 1998
                                            (Principal Accounting Officer)
/s/ Daniel M. Beals
------------------------------------
        Daniel M. Beals                     Director                                           June 25 , 1998

/s/ Jeffrey J. Bernardis
------------------------------------
        Jeffrey J. Bernardis                Director                                           June 25 , 1998





            Signature                                         Capacity                               Date
            ---------                                      -------------                             ----
/s/ John E. Chamberlain
------------------------------------
        John E. Chamberlain                  Director                                           June 25, 1998


------------------------------------
        Anthony M. Frank                     Director                                           June   , 1998

/s/ B. Tom Green
------------------------------------
        B. Tom Green                         Director                                           June 25, 1998

/s/ Harvey L. Poppel
------------------------------------
        Harvey L. Poppel                     Director                                           June 25, 1998

/s/ Susan E. Trice
------------------------------------
        Susan E. Trice                       Director                                           June 25, 1998

                                  EXHIBIT INDEX

EXHIBIT NO.      DESCRIPTION

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

     10.4 Employment Agreement between Cotelligent and Herbert D. Montgomery (Exhibit 99 of the Registration Statement on Form 8-K (Filed February 2, 1998) is hereby incorporated by reference)*

     10.5 Employment Agreement between BFR, Cotelligent and Jeffrey J. Bernardis (contained in Exhibit 2.1) (Exhibit 10.5 of the Registration Statement on Form S-4 (File No. 333-6086) is hereby incorporated by reference)*

     10.6 Employment Agreement between CAI, Cotelligent and John E. Chamberlain (contained in Exhibit 2.2) (Exhibit 10.6 of the Registration Statement on Form S-4 (File No. 333-6086) is hereby incorporated by reference)*

     10.7 Employment Agreement between ISI, Cotelligent and Susan E. Trice is filed herewith.

     10.8 Cotelligent 1995 Long-Term Incentive Plan (Exhibit 10.9 of the Registration Statement on Form S-1 (File No. 33-6086) is hereby incorporated by reference)*

     10.9 Lease Agreement between BFR Properties and BFR Co., Inc. effective April 1, 1995, at 7 Clyde Road included with Company's annual report filed on Form 10-K on June 28, 1997 is hereby incorporated by reference.

     10.10Lease  Agreement  between BFR Properties  and BFR Co., Inc.  effective
          April 1, 1995, at 31 Clyde Road.

     10.11Sublease   Agreement  between  San  Francisco   Satellite  Center  and
          Cotelligent Group, Inc. effective March 1, 1996.

     10.12Business  Loan  Agreement  between  Cotelligent  Group,  Inc. and Bank
          Boston, Agreement and effective September 12, 1997 (Exhibit 99.1 of Form 8-K filed on October 28, 1997 is hereby incorporated by reference.

     21.1 Subsidiaries of the registrant **

     23.2 Consent of Arthur Andersen LLP **

     24.1 Power of Attorney**

     27.2 Financial Data Schedule **

     * Management contracts and compensatory plans or arrangements required to be filed as Exhibits to this Form 10-K.

     **   Filed herewith.

     (b) The following reports on Form 8-K were filed by the registrant during the last quarter ended March 31, 1998.

     (1) Report of the change in Certifying Accountants as filed on January 16, 1998.

     (2) Report of the election of Herbert D. Montgomery by the Board of Directors to serve as Senior Vice President, Chief Financial Officer and Treasurer of the Company as filed on February 2, 1998.


     (3) Report of Independent Accountants and the related financial statements of Cotelligent Group, Inc. as at December 31, 1997, March 31, 1996 and 1997, including the results of operations and cash flows for each of the three years in the period ended March 31, 1997, and the nine months ended December 31, 1997 as filed on March 2, 1998.

     (4) Report of revenues and net income of the Company for the month ended January 31, 1998 as filed on March 11, 1998.