Form 10-Q
period 1998-06-30
COTELLIGENT GROUP INC
filed 1998-08-14
CIK 1004963

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

 (Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998
                                       OR

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
Commission File Number 0-25372

                             COTELLIGENT GROUP, INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                   94-3173918
(State of other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

 101 California Street, Suite 2050
      San Francisco, California                           94111
(Address of principal executive offices)                (Zip Code)

                                 (415) 439-6400
              (Registrant's telephone number, including area code)

                                       N/A

              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         At August 13, 1998 there were 14,128,457 shares of common stock outstanding.

                             COTELLIGENT GROUP, INC.


                                      INDEX

                         Part I - Financial Information

Item 1. Financial Statements                                                                        PAGE


Cotelligent Group, Inc.
         Consolidated Balance Sheets at June 30, 1998 and March 31, 1998                              3
         Consolidated Statements of Operations for the Three Months Ended
            June 30, 1998 and 1997                                                                    4
         Consolidated Statements of Cash Flows for the Three Months Ended
            June 30, 1998 and 1997                                                                    5
         Notes to Consolidated Financial Statements                                                   6



Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                               10


                           Part II - Other Information
Signatures                                                                                           15

                             COTELLIGENT GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                         June 30,            March 31,
                                                                           1998                1998
                                                                      ----------------    ----------------
                             ASSETS
Current assets:
   Cash and cash equivalents..................................         $       43,666        $     40,528
   Accounts receivable, including unbilled accounts
    of $7,920 and $10,120 and net of allowance for doubtful
    accounts of accounts of $1,725 and $2,123, respectively...                 49,875              48,982
   Notes receivable from officers.............................                    190                 230
   Prepaid expenses and other.................................                  2,215               2,292
                                                                      ----------------    ----------------
     Total current assets.....................................                 95,946              92,032
Property and equipment, net...................................                  8,367               7,568
Goodwill, net of accumulated amortization of $580 and $359,
       respectively...........................................                 17,917              18,106
Other assets..................................................                    711                 853
                                                                      ================    ================
     Total assets.............................................          $     122,941         $   118,559
                                                                      ================    ================

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term debt............................................          $         168          $      192
   Accounts payable...........................................                  7,751               4,344
   Accrued compensation and related payroll liabilities.......                 13,327              15,268
   Income taxes payable.......................................                  3,946               3,171
   Deferred tax liabilities...................................                    578                 508
   Other accrued liabilities..................................                  1,987               4,525
                                                                      ----------------    ----------------
     Total current liabilities................................                 27,757              28,003
Long-term debt................................................                    238                 199
Other long-term liabilities...................................                     18                  18
                                                                      ----------------    ----------------
     Total liabilities........................................                 28,013              28,220
                                                                      ----------------    ----------------
Stockholders' equity:
    Preferred Stock, $0.01 par value; 500,000 shares
     authorized, no shares issued or outstanding..............                      -                   -
Common Stock, $0.01 par value; 100,000,000 shares authorized,
    14,097,359 and 14,057,884 shares issued and outstanding,
    respectively.............................................                     141                 141
Additional paid-in capital...................................                  81,409              80,335
Retained earnings............................................                  13,378               9,863
                                                                      ----------------    ----------------
    Total stockholders' equity...............................                  94,928              90,339
                                                                      ----------------    ----------------
    Total liabilities and stockholders'equity................         $       122,941      $      118,559
                                                                      ================    ================





        The accompanying notes are an integral part of these consolidated financial statements.

                             COTELLIGENT GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)


                                                                        Three Months          Three Months
                                                                            Ended                Ended
                                                                           June 30,             June 30,
                                                                             1998                 1997
                                                                       ---------------        --------------


Revenues......................................................          $     73,049            $    54,304
Cost of services..............................................                52,183                 38,187
                                                                        ---------------         --------------
     Gross profit ............................................                20,866                 16,117
Selling, general and administrative expenses..................                15,430                 12,962
                                                                       ---------------        --------------
     Operating income.........................................                 5,436                  3,155
Other income (expense):
     Interest expense ........................................                   (22)                  (118)
     Interest income..........................................                   332                     11
     Other ...................................................                    (2)                   (30)
                                                                       ---------------        --------------
        Total other income (expense)..........................                   308                   (137)
                                                                       ---------------        --------------
Income before provision for income taxes......................                 5,744                  3,018
Provision for income taxes....... ............................                 2,229                  1,208
                                                                       ---------------        --------------
Net income....................................................          $      3,515           $      1,810
                                                                       ===============        ==============
Earnings per share - basic and diluted........................          $       0.25           $       0.16
                                                                       ===============        ==============
Weighted average shares outstanding -
          Basic...............................................            14,084,703              11,322,569
                                                                       ===============        ==============
          Diluted.............................................            14,308,749              11,367,474
                                                                       ===============        ==============



















        The accompanying notes are an integral part of these consolidated financial statements.

                             COTELLIGENT GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                             Three Months Ended
                                                                     ------------------------------------
                                                                        June 30,            June 30,
                                                                          1998                1997
                                                                     ----------------    ----------------

Cash flows from operating activities:
     Net income................................................      $         3,515      $      1,810
     Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation and amortization .........................                1,483               620
         Provision for doubtful accounts.......................                  154               125
         Loss on sale of assets................................                   16                 -
        Deferred income taxes, net ............................                    -                54
        Changes in current assets and liabilities:
              Accounts receivable .............................               (1,048)           (5,672)
              Prepaid expenses and other.......................                  117              (352)
              Accounts payable and accrued expenses ...........               (1,072)            4,403
              Income taxes payable ............................                  850             1,143
              Other liabilities ...............................                    -               224
        Changes in other assets ...............................                    -               100
                                                                     ----------------       ----------------
              Net cash provided by operating activities                        4,015             2,455
                                                                     ----------------       ----------------

Cash flows from investing activities:
     Proceeds on sale of assets................................                  147                 -
     Purchases of property and equipment.......................               (2,112)             (886)
                                                                     ----------------    ----------------
             Net cash used in investing activities ............               (1,965)             (886)
                                                                     ----------------    ----------------
Cash flows from financing activities:
     Net borrowings (repayments) on short term debt............                   15            (4,528)
     Net proceeds from issuance of Common Stock................                1,073             1,734
                                                                     ----------------    ----------------
         Net cash provided by (used in) financing activities...                1,088            (2,794)
                                                                     ----------------    ----------------
     Net increase (decrease) in cash and cash equivalents.......               3,138            (1,225)
     Cash and cash equivalents at beginning of period...........              40,528             2,904
                                                                     ----------------    ----------------

     Cash and cash equivalents at end of period.................       $      43,666       $     1,679
                                                                     ================    ================
Supplemental disclosures of cash flow information:
     Interest paid..............................................       $          22       $       104
     Income taxes paid..........................................               1,454               133









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

         During the years ended March 31, 1998 ("fiscal 1998") and March 31, 1997 ("fiscal 1997") the Company issued 4,976,826 shares of Common Stock to acquire ten businesses accounted for under the pooling-of-interests method (the "Pooled Companies"). The consolidated financial statements have been restated in accordance with generally accepted accounting principles to present the financial data as if Cotelligent and these companies had always been members of the same operating group.

         In addition, during fiscal years 1998 and 1997, the Company acquired six businesses accounted for under the purchase method (the "Purchased Companies") for aggregate consideration of $19,390 (362,998 shares of Common Stock issued at fair market value of $11,926 and $7,464 of cash). The consolidated financial statements include the operating results of these companies subsequent to their respective acquisition dates.

         All  of  the  businesses   acquired  since  formation  have  operations
substantially the same as the Company.


Note 2 - Summary of Significant Accounting Policies

         Interim Financial Statement Presentation

         The accompanying interim financial statements do not include all disclosures included in the financial statements as included on Cotelligent's Annual Report on Form 10-K for the year ended March 31, 1998 ("Form 10-K"), and therefore should be read in conjunction with the financial statements included on Form 10-K.

         In the opinion of management, the interim financial statements filed as part of this Quarterly Report on Form 10-Q reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations and of cash flows for the interim periods presented.

         Comprehensive Income

     Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards Board (SFAS) No. 130, Reporting Comprehensive Income.
Except for net income, the Company does not have any transactions or other economic events that qualify as comprehensive income as defined under SFAS No. 130.

Recent Accounting Pronouncements

         In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 introduces a new model for segment reporting, called the "management approach". The management approach is based on the manner in which management organizes segments within a company for making operating decisions and assessing performance. The management approach replaces the notion of industry and geographic segments. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company operates within one business segment and therefore SFAS No. 131 does not affect the Company's current reporting.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and for Hedging Activities. SFAS No. 133 requires derivatives to be recognized in balance sheets at fair-value. This statement is effective for financial statements for periods beginning after June 15, 1999. The Company does not believe that adoption of SFAS No. 133 will materially affect the Company's financial statements.

                             COTELLIGENT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


Note 3 - Changes in Stockholders' Equity


                                     Common Stock              Additional                          Total
                              ----------------------------      Paid-In          Retained       Stockholders'
                                Shares            Amount        Capital          Earnings          Equity
                              ------------      ----------    ------------    -------------    ---------------
Balance at March 31, 1998...    14,057,884       $    141     $    80,335      $    9,863       $      90,339
Issuance of Common Stock....        26,819              -           1,074               -               1,074
Net income..................             -              -               -           3,515               3,515
                              ============      ==========    ============    =============    ===============
Balance at June 30, 1998       14,084,703       $     141     $    81,409      $   13,378       $      94,928
                              ============      ==========    ============    =============    ===============



Note 4 - Pro Forma Results

         The following "Pro Forma" results reflect adjustments related to businesses accounted for under the pooling-of-interests method including: compensation differentials to former owners and employees, termination of contributions to retirement plans, elimination of non-recurring transaction costs related to the acquisition of businesses accounted for under the pooling-of-interests method and income taxes as if the entities were combined and subject to the effective federal and state statutory rates throughout the periods discussed. Since there were no acquisitions during the quarter ended June 30, 1998, Pro Forma has not been presented for this period.

                                                                                 Three Months
                                                                                     Ended
                                                                                 June 30,1997
                                                                              -------------------

Revenues..................................................................     $        54,304
Cost of services..........................................................              38,179
                                                                               ----------------
     Gross profit.........................................................              16,125
Selling, general and administrative expenses..............................              12,527
                                                                               ----------------
     Operating income.....................................................               3,598
Other income (expense):
     Interest expense.....................................................               (118)
     Interest income......................................................                 11
     Other................................................................                (30)
                                                                               ----------------
        Total other income(expense).......................................               (137)
                                                                               ----------------
Income before provision for income taxes..................................              3,461
Provision for income taxes................................................              1,419
                                                                               ----------------
Net income ...............................................................     $        2,042
                                                                               ================

Earnings per share - basic and diluted....................................     $         0.18
                                                                               ================

Weighted average shares outstanding -
     Basic................................................................          11,322,569
                                                                               ================
     Diluted..............................................................          11,367,474
                                                                               ================

                             COTELLIGENT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)



Note 5 - Pro Forma For Purchased Companies Results

     In accordance with disclosure requirements under the Accounting Principles Board Statement No. 16, the following "Pro Forma For Purchased Companies" consolidated statements of operations for the three months ended June 30, 1998 and 1997 give effect to the acquisitions of the Pooled Companies and Purchased Companies as if these acquisitions had occurred on the first day of the periods presented. These Pro Forma For Purchased Companies consolidated statements reflect adjustments for the acquisitions of the Pooled Companies including: compensation differentials to former owners and employees, termination of contributions to retirement plans, elimination of non-recurring transaction costs related to the acquisition of businesses accounted for under the pooling-of-interests method and income taxes as if the entities were combined and subject to the effective federal and state statutory rates throughout the periods discussed. Additionally, these Pro Forma For Purchased Companies consolidated financial statements reflect adjustments for interest expense on cash consideration and amortization of goodwill resulting from the Purchased Companies for all periods prior to their acquisition.

                                                                      Three Months        Three Months
                                                                          Ended               Ended
                                                                        June 30,            June 30,
                                                                          1998                1997
                                                                     ----------------    ----------------


                Revenues.......................................       $    73,049         $      60,696
                Cost of services...............................            52,183                42,930
                                                                     ----------------    ----------------
                       Gross profit............................            20,866                17,766
                Selling, general and administrative expenses...            15,430                13,598
                                                                     ----------------    ----------------
                Operating income ..............................             5,436                 4,168
                Other income (expense).........................               308                  (240)
                                                                     ----------------    ----------------
                Income before provision for income taxes.......             5,744                 3,928
                Provision for income taxes.....................             2,229                 1,610
                                                                     ----------------    ----------------
                Net income.....................................       $     3,515         $       2,318
                                                                     ================    ================
                Earnings per share basic and diluted...........       $      0.25         $        0.20
                                                                     ================    ================
                Weighted average shares outstanding -
                     Basic.....................................        14,084,703            11,322,569
                                                                     ================    ================
                     Diluted...................................        14,308,749            11,367,474
                                                                     ================    ================



                             COTELLIGENT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


Note 6 - Earnings Per Share

Earnings per share were as follows:

                                                                   For the Year Ended June 30, 1998
                                                          ---------------------------------------------------
                                                                                                Per Share
                                                               Income             Shares           Amount
                                                          -----------------    --------------   -------------
Basic earnings per share-
Net income available to common stockholders                $       3,515          14,084,703     $    0.25
Options issued to directors and employees..........                                  224,046
                                                                               --------------
Diluted earnings per share-
Income available to common stockholders
    plus assumed conversions.......................        $       3,515          14,308,749     $    0.25
                                                                               ==============


                                                                   For the Year Ended June 30, 1997
                                                          ---------------------------------------------------
                                                                                                 Per Share
                                                               Income             Shares           Amount
                                                          -----------------    --------------    ------------
Basic earnings per share-
Net income available to common stockholders                $        1,810         11,322,569      $   0.16
Options issued to directors and employees..........                                   44,905
                                                                               --------------
Diluted earnings per share-
Income available to common stockholders
    plus assumed conversions.....................          $        1,810         11,367,474      $   0.16
                                                                               ==============



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

         During the year ended March 31, 1997 ("fiscal 1997") and March 31, 1998 ("fiscal 1998") the Company acquired ten businesses accounted for under the pooling-of-interests method. The consolidated financial statements have been restated in accordance with generally accepted accounting principles to present the financial data as if Cotelligent and these companies had always been members of the same operating group.

    In addition, during fiscal 1997 and 1998, the Company acquired six businesses accounted for under the purchase method. The consolidated financial statements include the operating results of these companies subsequent to their respective acquisition dates.

    Comparisons to Pro Forma results for the same period of the prior year as presented on Note 4 of the accompanying financial statements include adjustments related to businesses accounted for under the pooling-of-interests method including: compensation differentials to former owners and employees, termination of contributions to retirement plans, elimination of non-recurring transaction costs related to the acquisition of businesses accounted for under the pooling-of-interests method and income taxes as if the entities were combined and subject to the effective federal and state statutory rates throughout the periods discussed.

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

    Except for historical information contained herein, the information contained in this report includes forward-looking statements that involve certain risks and uncertainties that could cause actual results to vary materially from such statements. All forward-looking statements included in this report are based upon information available to Cotelligent as of the date thereof, and Cotelligent assumes no obligation to update any such forward looking statement. Please refer to the discussion of risk factors and other factors included in Cotelligent's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 and other filings made with the Securities and Exchange Commission.

                       CONSOLIDATED RESULTS OF OPERATIONS



                  Three Months Ended June 30, 1998 Compared to
                        Three Months Ended June 30, 1997

Revenues

         In the first quarter of fiscal 1999 revenues increased $18.7 million, or 34.5%, to $73.0 million from $54.3 million in the first quarter of fiscal 1998. The increase was primarily attributable to a 22.2% increase in total client service hours to 1,091,000 from 893,000 in the first quarter of 1998, and a 9.6% increase in the average hourly billing rate to $65.74 from $59.97 in the comparable quarter of 1998. The increase in hourly billing rate reflects increased demand for employees and consultants with higher skill levels and a more favorable economic climate. The increase in revenues was also attributable to the inclusion of revenues of the companies acquired under the purchase method of accounting during fiscal 1998 ("FY 1998 Purchases").

Gross Profit

         Gross profit increased $4.7 million, or 29.5%, to $20.9 million in the first quarter of 1999 from $16.1 million in the first quarter of 1998, primarily due to an increase in hours of service provided to clients and the inclusion of the FY 1998 Purchases. Gross margin as a percentage of revenues decreased to 28.6% in the first quarter of 1999 from 29.7% in the first quarter of 1998 primarily due to the inclusion of the FY 1998 Purchases with lower gross margins and a change in the mix of services.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased $2.5 million, or 19.0%, to $15.4 million in the first quarter of 1999 from $13.0 million in the first quarter of 1998. The increase was primarily due to increased compensation to existing staff, staff added to support growth, additional locations, as well as incremental costs of Cotelligent's corporate activities. Selling, general and administrative expenses decreased as a percentage of revenues to 21.1% in the first quarter of 1999 from 23.9% in the first quarter of 1998. There can be no assurance that such efficiencies can be sustained in the future as the Company undertakes to integrate the acquired entities, expand geographically and acquire other companies.

         Selling, general and administrative expenses were $15.4 million, or 21.1% of revenues, compared to Pro Forma selling, general and administrative expenses of $12.5 million, or 23.1% of Pro Forma revenues, for the same period in the prior year. The decrease in selling, general and administrative as percentage of revenues is due to greater operating efficiencies and a larger revenue base.

Interest Income/Expense, Net

         Interest income was $0.3 million in the first quarter of 1999 compared to interest expense, net of interest income of $0.1 million in the first quarter of 1998. Net interest income was earned in the first quarter of 1999 due to earnings from investment of the proceeds from a secondary offering completed in March of 1998.

Provision for Income Taxes

         Provision for income taxes was $2.2 million in the first quarter of 1999, which reflects a provision on pre-tax income of 38.8%. The provision for income taxes was $1.2 million in the first quarter of 1998 at a rate of 40.0%. The decrease in the effective tax rate was primarily due to the investment in tax free instruments from the proceeds of the secondary offering in tax preferred instruments.

                         LIQUIDITY AND CAPITAL RESOURCES



         The Company has financed its growth principally through cash flows from operations, periodic borrowing under its credit facilities and the use of the net proceeds from its public offerings. On September 12, 1997, the Company entered into a three year $40 million revolving line of credit facility (the "Credit Line"). Interest rate options include base borrowings at the lead lender's prime rate and term loans at LIBOR plus an applicable margin. The Company believes the existing sources of liquidity and funds generated from operations will provide adequate cash to fund its anticipated cash needs for operations and acquisitions at least through the next year.

         The Company's primary sources of liquidity are cash balances, the Credit Line and the collection of its accounts receivable. Accounts receivable have increased as the Company's operations have grown. Total receivables were 62 and 72 days of revenue at June 30, 1998 and March 31, 1998, respectively. The Company could draw upon available cash or existing credit facilities to finance its operations should the Company be unable to bill and collect for its services on a timely basis.

         Cash provided from operating activities was $4.0 million for the first quarter of 1999. At June 30, 1998 the Company had no balance outstanding under the Credit Line.

         At June 30, 1998, the Company had $43.7 million in cash and cash equivalents as compared to $40.5 million at June 30, 1998. The increase in cash and cash equivalents is related to collections in accounts receivable and an increase in revenues generated by the operations. At June 30, 1998, the Company had long-term capital lease obligations and other notes outstanding in the amount of $0.4 million. The current installments of the long-term capital lease obligations and other notes were $0.2 million at June 30, 1998.

         On May 29, 1998 the Company registered 4.0 million shares of its common stock to be used in connection with merger and acquisition activities.

                           PART II - OTHER INFORMATION



Item 5.  Other Information.

              None.


Item 6.  Exhibits and Reports on Form 8-K.

           (A.)    Exhibits.

           (B) Reports on Form 8-K.

                   None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             COTELLIGENT GROUP, INC




Date: August 14, 1998                         By: /s/ Herbert D. Montgomery
                                              -----------------------------
                                              Herbert D. Montgomery
                                                Senior Vice President,
                                                Chief Financial Officer and
                                                Treasurer