Form 10-Q
period 1998-09-30
COTELLIGENT GROUP INC
filed 1998-11-16
CIK 1004963

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                     Form 10-Q

 (Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
                                                        OR

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                         to

Commission File Number 0-25372

                                COTELLIGENT, INC.
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

                             Cotelligent Group, Inc.

              (Former name, former address and former fiscal year,
                          if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At November 13, 1998 there were 13,770,351 shares of common stock outstanding.

                                COTELLIGENT, INC.


                                      INDEX

                         Part I - Financial Information

Item 1. Financial Statements                                                                              PAGE

Cotelligent, Inc.
         Consolidated Balance Sheets at September 30, 1998 (Unaudited)and March 31, 1998                       3
         Consolidated Statements of Operations for the Three and Six Months Ended
            September 30, 1998 and 1997 (Unaudited)                                                            4
         Consolidated Statements of Cash Flows for the Six Months Ended
            September 30, 1998 and 1997 (Unaudited)                                                            5
         Notes to Consolidated Financial Statements                                                            6



Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                                         11


                           Part II - Other Information
Signatures                                                                                                     18


                                COTELLIGENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                       September 30,          March 31,
                                                                            1998                1998
                                                                      -----------------    ----------------
                             ASSETS                                     (Unaudited)
Current assets:
   Cash and cash equivalents ...................................      $ 22,371            $     40,528
    Accounts receivable, including unbilled accounts
     of $5,535 and $10,120 and net of allowance for doubtful
     accounts of accounts of $1,682 and $2,123,respectively ....        60,216                  48,982
   Notes receivable from officers ..............................           244                     230
   Deferred tax asset...........................................            29                      --
   Prepaid expenses and other ..................................         3,225                   2,292
                                                                      --------                --------
     Total current assets ......................................        95,946                  92,032
Property and equipment, net ....................................         8,829                   7,568
Goodwill, net of accumulated amortization of $580 and $359,
       respectively ............................................        28,555                  18,106
Other assets ...................................................           820                     853
                                                                      ========                ========
     Total assets ..............................................      $124,291            $    118,559
                                                                      ========                ========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term debt .............................................      $    149             $      192
   Accounts payable ............................................         8,366                  4,344
   Accrued compensation and related payroll liabilities ........        15,528                 15,268
   Income taxes payable ........................................         3,056                  3,171
   Deferred tax liabilities ....................................            --                    508
   Other accrued liabilities ...................................         2,479                  4,525
                                                                      --------               --------
     Total current liabilities .................................        29,566                 28,003
                                                                      --------               --------
Long-term debt .................................................           220                    199
Other long-term liabilities ....................................            14                     18
                                                                      --------               --------
     Total liabilities .........................................        29,800                 28,220
                                                                      --------               --------
Stockholders' equity:
    Preferred Stock, $0.01 par value; 500,000 shares authorized,
    no shares issued or outstanding.............................           --                      --

Common Stock, $0.01 par value; 100,000,000 shares authorized,
    13,767,182 and 14,057,884 shares issued and outstanding,
    respectively................................................           137                    141
Additional paid-in capital......................................        77,131                 80,335
Retained earnings...............................................        17,223                  9,863
                                                                      --------               --------
       Total stockholders' equity...............................        94,491                 90,339
                                                                      --------               --------
       Total liabilities and stockholders' equity...............      $124,291               $118,559
                                                                      ========               ========





        The accompanying notes are an integral part of these consolidated financial statements.

                                COTELLIGENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)
                                   (Unaudited)

                                                                Three Months                        Six Months
                                                             Ended September 30,                Ended September 30,
                                                          1998               1997              1998              1997
                                                     ---------------     -------------    ---------------    -------------


Revenues........................................     $     79,728         $    58,566      $   152,778        $  112,870
Cost of services................................           55,917              41,239          108,100            79,426
                                                     -------------        ------------     ------------       -----------
     Gross profit ..............................           23,811              17,327           44,678            33,444
Selling, general and administrative expenses...            17,632              13,872           33,062            26,834
                                                     -------------        -------------    -------------      -----------
     Operating income...........................            6,179               3,455           11,616             6,610
Other income (expense):
     Interest expense ..........................               (1)                (73)             (24)             (210)
     Interest income............................              287                   -              619                 -
     Other .....................................               (3)                  -               (3)                -
                                                     -------------        -------------     -------------     ------------
        Total other income (expense)............              283                 (73)             590              (210)
                                                     ---------------     -------------      -------------    -------------
Income before provision for income taxes.......             6,462               3,382           12,206              6,400
Provision for income taxes.....................             2,617               1,352            4,846              2,560
                                                     ---------------     ------------       -------------     ------------
                                                      $     3,845        $      2,030       $    7,360       $      3,840
                                                     ===============     =============    ===============    =============

Earnings per share - basic and diluted.........       $      0.27        $       0.18       $     0.52        $       0.34
                                                     ===============     =============    ===============    =============

Weighted average shares outstanding -
      Basic...................................          14,055,396          11,314,751         14,077,764       11,318,660
                                                     ===============     =============       ============    ==============
      Diluted.................................          14,166,025          11,436,630         14,255,913       11,402,052
                                                     ===============     =============       ============    ==============



















        The accompanying notes are an integral part of these consolidated financial statements.

                                                 COTELLIGENT, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (In thousands)
                                                    (Unaudited)

                                                                              Six Months Ended
                                                                                September 30,
                                                                     ------------------------------------
                                                                          1998                1997
                                                                     ----------------    ----------------

Cash flows from operating activities:
     Net income.................................................      $     7,360         $       3,840
     Adjustments to reconcile net income to net cash provided
       by  operating activities:
       Depreciation and amortization............................            2,298                   597
       Provision for doubtful accounts..........................              155                   471
       Loss on sale of assets...................................               25                     -
       Deferred income taxes, net...............................             (532)                  216
       Changes in current assets and liabilities:
          Accounts receivable ..................................          (10,424)              (11,847)
          Prepaid expenses and other............................             (927)                 (569)
          Accounts payable and accrued expenses.................            1,227                 7,636
          Income taxes payable .................................             (127)                  364
          Other liabilities ....................................               (4)                    -
        Changes in other assets.................................               22                   363
                                                                     ----------------    ----------------
              Net cash provided by operating activities                      (875)                1,071
                                                                     ----------------    ----------------

Cash flows from investing activities:
     Proceeds on sale of assets.................................              140                     -
     Purchase of business, net of cash acquired.................          (10,847)               (4,468)
     Purchases of property and equipment........................           (3,319)               (1,169)
                                                                     ----------------    ----------------
             Net cash used in investing activities..............          (14,026)               (5,637)
                                                                     ----------------    ----------------
Cash flows from financing activities:
     Net borrowings (repayments) on short term debt.............              (23)                4,118
     Net proceeds from issuance of Common Stock.................            1,457                   576
     Purchase of Common Stock...................................           (4,690)                    -
                                                                     ----------------    ----------------
             Net cash provided by (used in) financing                      (3,256)                4,694
activities......                                                     ----------------    ----------------
     Net increase (decrease) in cash and cash equivalents.......          (18,157)                  128
     Cash and cash equivalents at beginning of period...........           40,528                 2,904
                                                                     ----------------    ----------------
     Cash and cash equivalents at end of period..........            $     22,371           $     3,032
                                                                     ================    ================
Supplemental disclosures of cash flow information:
     Interest paid..............................................     $         26           $       196
     Income taxes paid..........................................     $      3,008           $     2,823










        The accompanying notes are an integral part of these consolidated financial statements.

                                COTELLIGENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)
                                   (Unaudited)


Note 1 - Business Organization and Basis of Presentation

     Cotelligent, Inc. ("Cotelligent" or the "Company") was formed in February 1993 to operate software professional services businesses specializing in providing information technology ("IT") consultants to businesses. Cotelligent's consulting practices are: Professional Services - including staff augmentation; Technology Solutions - custom application development; Alliance Services - national partnerships with many leading application and operating software companies; Network Design and Management - intranet and internet application design and development; and Training and Education

         During the years ended March 31, 1998 ("fiscal 1998") and March 31, 1997 ("fiscal 1997") the Company issued 4,976,826 shares of Common Stock to acquire ten businesses accounted for under the pooling-of-interests method (the "Pooled Companies"). The consolidated financial statements have been restated in accordance with generally accepted accounting principles to present the financial data as if Cotelligent and these companies had always been members of the same operating group.

         In addition, during fiscal years 1997, 1998 and the six months ended September 30, 1998, the Company acquired seven businesses accounted for under the purchase method (the "Purchased Companies") for aggregate consideration of $30,390 (362,998 shares of Common Stock issued at fair market value of $7,464 and $22,926 of cash). The consolidated financial statements include the operating results of these companies subsequent to their respective acquisition dates.

         All  of  the  businesses   acquired  since  formation  have  operations
substantially the same as the Company.


Note 2 - Summary of Significant Accounting Policies

         Interim Financial Statement Presentation

         The accompanying interim financial statements do not include all disclosures included in the financial statements as included on Cotelligent's Annual Report on Form 10-K for the year ended March 31, 1998 ("Form 10-K"), and therefore these Financial Statements should be read in conjunction with the financial statements included on Form 10-K.

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


                                COTELLIGENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


Note 3 - Changes in Stockholders' Equity


                                     Common Stock             Additional                           Total
                              ----------------------------      Paid-In        Retained         Stockholders'
                                Shares          Amount          Capital         Earnings           Equity
                              ------------      ----------    ------------    -------------    ---------------
Balance at March 31,1998.....   14,057,884       $    141      $   80,335      $   9,863        $      90,339
Repurchase of Common Stock...     (351,000)            (4)         (4,690)             -               (4,694)
Issuance of Common Stock.....       60,298              -           1,486              -                1,486
Net income...................            -              -               -          7,360                7,360
                              ============      ==========    ============    =============    ===============
Balance at September 30,       13,767,182       $     137      $    77,131     $  17,223        $      94,491
                              ============      ==========    ============    =============    ===============


          During fiscal 1999, Cotelligent acquired one company (acquired on September 16, 1998) accounted for under the purchase method for aggregate consideration of $11,000 of cash and resulted in the recognition of $10,900 of goodwill, which is being amortized over a 30 year period. The results of these acquisitions have been included in the Company's results from the acquisition date. The allocation of the purchase price to the underlying net assets acquired is based upon preliminary estimates of the fair value of the net assets, which may be revised at a later date. It is anticipated that any purchase price allocation adjustments will be made within one year from the date of the acquisition. Management does not believe that the final allocations of the purchase price will have a material effect on the Company's financial position or results of operations. The purchase agreement provides for additional consideration based on financial performance of the acquired company subsequent to the acquisition. Potential earn-out payments are due in fiscal year 1999 and will be considered additional purchase price in the period the earn-out period ends. See Pro Forma Results (Note 4) for consolidated statements of operations of purchased companies.


Note 4 - Pro Forma Results ("Purchased Companies and Pooled Companies")

     In accordance with disclosure requirements under the Accounting Principles Board Statement No. 16, the following "Pro Forma Results ("Purchased Companies and Pooled Companies") consolidated statements of operations for the three months ended September 30, 1998 and 1997 give effect to the acquisitions of the Pooled Companies and Purchased Companies as if these acquisitions had occurred on the first day of the periods presented. These Pro Forma results for Purchased Companies and Pooled Companies consolidated statements reflect adjustments for the acquisitions of the Pooled Companies including: compensation differentials to former owners and employees, termination of contributions to retirement plans, elimination of non-recurring transaction costs related to the acquisition of businesses accounted for under the pooling-of-interests method and income taxes as if the entities were combined and subject to the effective federal and state statutory rates throughout the periods discussed. Additionally, these Pro Forma for Purchased Companies and Pooled Companies consolidated financial statements reflect adjustments for interest expense on cash consideration and amortization of goodwill resulting from the Purchased Companies for all periods prior to their acquisition.

                                COTELLIGENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


                                                                                Three Months
                                                                                    Ended
                                                                                September 30,
                                                                   ------------------------------------
                                                                          1998                1997
                                                                     ----------------    ----------------
                Revenues.......................................      $       81,455       $     65,466
                Cost of services...............................              56,933             45,616
                                                                     ----------------    ----------------
                       Gross profit............................              24,522             19,850
                Selling, general and administrative expenses...              17,918             14,933
                                                                     ----------------    ----------------
                Operating income...............................               6,604              4,917
                Other income (expense).........................                (61)               (420)
                                                                     ----------------    ----------------
                Income before provision for income taxes.......               6,543              4,498
                Provision for income taxes ....................               2,650              1,844
                                                                     ----------------    ----------------
                Net income.....................................       $       3,893        $     2,654
                                                                     ================    ================
                Earnings per share basic and diluted...........       $        0.27        $      0.23
                                                                     ================    ================
                Weighted average shares outstanding -
                     Basic.....................................           14,084,704         11,322,569
                                                                     ================    ================
                     Diluted...................................           14,166,025         11,367,474
                                                                     ================    ================




                                                                                 Six Months
                                                                                    Ended
                                                                                September 30,
                                                                     ------------------------------------
                                                                          1998                1997
                                                                     ----------------    ----------------
                Revenues........................................     $      156,624       $     127,639
                Cost of services................................            110,356              89,454
                                                                     ----------------    ----------------
                       Gross profit.............................             46,268              38,185
                Selling, general and administrative expenses....             33,799              28,848
                                                                     ----------------    ----------------
                Operating income................................             12,469               9,337
                Other income (expense)..........................               (98)                (899)
                                                                     ----------------    ----------------
                Income before provision for income taxes........             12,371               8,439
                Provision for income taxes......................              5,010               3,459
                                                                     ----------------    ----------------
                Net income......................................     $        7,361        $      4,979
                                                                     ================    ================
                Earnings per share basic and diluted............     $         0.52       $        0.45
                                                                     ================    ================
                Weighted average shares outstanding -
                     Basic......................................          14,107,764         11,345,629
                                                                     ================    ================
                     Diluted....................................          14,255,913         11,457,362
                                                                     ================    ================




Note 5 - Pro Forma Results ("Pooled Companies")

         The following "Pro Forma Results ("Pooled Companies") reflect only adjustments related to businesses accounted for under the pooling-of-interests method including: compensation differentials to former owners and employees, termination of contributions to retirement plans, elimination of non-recurring transaction costs related to the acquisition of businesses accounted for under the pooling-of-interests method and income taxes as if the entities were combined and subject to the effective federal and state statutory rates throughout the periods discussed. Since there were no pooling-of-interests acquisitions during the quarter ended September 30, 1998, pro forma are not presented for this period.

                                COTELLIGENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


                                                                                   Three Months              Six Months
                                                                                      Ended                    Ended
                                                                              September 30,1997           September 30, 1997
                                                                              --------------------        -------------------

Revenues............................................................           $         58,566            $     112,870
Cost of services....................................................                     41,239                   79,426
                                                                               -------------------         ----------------
     Gross profit...................................................                     17,327                   33,454
Selling, general and administrative expenses........................                     13,367                   25,895
                                                                               -------------------         ----------------
     Operating income...............................................                      3,960                    7,559
Other income (expense)..............................................                        (73)                    (210)
                                                                               -------------------         ----------------
Income before provision for income taxes ...........................                      3,887                     7,349
Provision for income taxes .........................................                      1,594                     3,013
                                                                               -------------------         ----------------
Net income..........................................................           $          2,293            $        4,336
                                                                               ===================         =================
Earnings per share - basic and diluted..............................           $           0.20            $         0.38
                                                                               ===================         =================
Weighted average shares outstanding -
        Basic.......................................................                 11,318,660                 11,231,384
                                                                               ===================         ==================
        Diluted.....................................................                 11,331,355                 11,315,699
                                                                               ===================         ==================


       Note 6 - Earnings Per Share

     Earnings per share were as follows:

                                                             For the Quarter Ended September 30, 1998
                                                       ------------------------------------------------------
                                                                                                Per Share
                                                            Income             Shares             Amount
                                                       -----------------    --------------      ------------
      Basic earnings per share-
      Net income available to common stockholders       $       3,845         14,084,703         $     0.27
      Options issued to directors and employees...                                81,322
                                                                            --------------
      Diluted earnings per share-
      Income available to common stockholders
          plus assumed conversions................      $        3,845        14,166,025         $     0.27
                                                                            ==============

                                                             For the Quarter Ended September 30, 1997
                                                       ------------------------------------------------------
                                                                                                 Per Share
                                                            Income             Shares             Amount
                                                       -----------------    --------------      ------------
      Basic earnings per share-
      Net income available to common stockholders       $       2,030          11,314,751        $     0.18
      Options issued to directors and employees.....                              121,879
                                                                            --------------
      Diluted earnings per share-
      Income available to common stockholders
          plus assumed conversions..................    $       2,030          11,436,630        $     0.18
                                                                            ==============



                                COTELLIGENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


                                                            For the Six Months Ended September 30, 1998
                                                       ------------------------------------------------------
                                                                                                Per Share
                                                            Income             Shares             Amount
      Basic earnings per share-
      Net income available to common stockholders       $       7,360          14,077,764        $     0.27
      Options issued to directors and employees.....                              178,149
                                                                            --------------
      Diluted earnings per share-
      Income available to common stockholders
          plus assumed conversions..................    $       2,030          14,255,913        $     0.27
                                                                            ==============


                                                            For the Six Months Ended September 30, 1997
                                                       ------------------------------------------------------
                                                                                                 Per Share
                                                            Income             Shares             Amount
                                                       -----------------    --------------      ------------
      Basic earnings per share-
      Net income available to common stockholders        $      2,030          11,318,660         $    0.18
      Options issued to directors and employees.....                               83,392
                                                                            --------------
      Diluted earnings per share-
      Income available to common stockholders
          plus assumed conversions...................    $      2,030          11,436,630         $    0.18
                                                                            ==============


Note 7 - Capital Stock

         In September 1998, the Board of Directors authorized the repurchase of up to 2.0 million shares of Common Stock, or 14% of the then outstanding shares. During September 1998, the Company repurchased 351,000 shares for a total cost of $4.7 million.

Note 8 - Subsequent Events

     The Company acquired two businesses during October in line with the Companies IT consulting practices for a combination of Common Stock and cash which will be accounted for under the purchase method.

                                     ITEM 2



                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Overview

     Cotelligent, Inc. ("Cotelligent" or the "Company") was formed in February 1993 to acquire, own and operate software professional services businesses specializing in providing information technology ("IT") consultants on a contract basis and consulting and outsourcing services to businesses with complex IT operations. Cotelligent's consulting practices are: Professional Services - including staff augmentation; Technology Solutions - custom application development; Alliance Services - national partnerships with many leading application and operating software companies; Network Design and Management - intranet and internet application design and development; and Training and Education

                  During the year ended March 31, 1997 ("fiscal 1997") and March 31, 1998 ("fiscal 1998") the Company acquired ten businesses accounted for under the pooling-of-interests method. The consolidated financial statements have been restated in accordance with generally accepted accounting principles to present the financial data as if Cotelligent and these companies had always been members of the same operating group.

                  In addition, during fiscal 1997, 1998 and six months ended September 30, 1998, the Company acquired seven businesses accounted for under the purchase method. The consolidated financial statements include the operating results of these companies subsequent to their respective acquisition dates.

         Comparisons to Pro Forma results for the same period of the prior year as presented on Note 5 of the accompanying financial statements include adjustments related to businesses accounted for under the pooling-of-interests method including: compensation differentials to former owners and employees, termination of contributions to retirement plans, elimination of non-recurring transaction costs related to the acquisition of businesses accounted for under the pooling-of-interests method and income taxes as if the entities were combined and subject to the effective federal and state statutory rates throughout the periods discussed. Comparisons to Pro Forma results for the same period of the prior year as presented on Note 4 of the accompanying financial statements include the pooled companies referred to above, in addition to those companies purchased during the periods presented.

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

     The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and has concluded that the Year 2000 problem will not pose any significant operational issues for the Company. The Company does not expect the expenditures related to the Year 2000 issue to have a material effect on its financial position or results of operations in any year. With respect to its customers, the Company is in the process of contacting its major customers and determining that such customers are Year 2000 compliant. Additionally, the Company is in the process of contacting its major service vendors regarding Year 2000 compliance and anticipates that this review will be completed by March 31, 1998, the end of fiscal 1999. If the Company's suppliers and service vendors are not Year 2000 compliant, the Company may have to arrange for alternative vendors

         Except for historical information contained herein, the information contained in this report includes forward-looking statements that involve certain risks and uncertainties that could cause actual results to vary materially from such statements. All forward-looking statements included in this report are based upon information available to Cotelligent as of the date thereof, and Cotelligent assumes no obligation to update any such forward looking statement. Please refer to the discussion of risk factors and other factors included in Cotelligent's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 and other filings made with the Securities and Exchange Commission.

                       CONSOLIDATED RESULTS OF OPERATIONS



               Three Months Ended September 30, 1998 Compared to
                     Three Months Ended September 30, 1997

Revenues

         In the second quarter of fiscal 1999 revenues increased $21.2 million, or 36.1%, to $79.0 million from $58.6 million in the second quarter of fiscal 1998. The increase was primarily attributable to a 23.9% increase in total client service hours to 1,158,000 from 935,000 in the second quarter of 1998, and a 9.8% increase in the average hourly billing rate to $67.70 from $61.68 in the comparable quarter of 1998. The increase in hourly billing rate reflects increased demand for employees and consultants with higher skill levels and a more favorable economic climate.

Gross Profit

         Gross profit increased $6.5 million, or 37.4%, to $23.8 million in the second quarter of 1999 from $17.3 million in the second quarter of 1998, primarily due to an increase in hours of service provided to clients. Gross margin as a percentage of revenues increased to 29.9% in the second quarter of 1999 from 29.6% in the second quarter of 1998 primarily due to change in the mix of services.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased $3.8 million, or 27.1%, to $17.6 million in the second quarter of 1999 from $13.9 million in the second quarter of 1998. The increase was primarily due to increased compensation to existing staff, staff added to support growth and additional locations, as well as incremental costs of Cotelligent's corporate activities. Selling, general and administrative expenses decreased as a percentage of revenues to 22.1% in the second quarter of 1999 from 23.7% in the second quarter of 1998 because of increased efficiencies over a larger revenue base. There can be no assurance that such efficiencies can be sustained in the future as the Company expands geographically and incurs expenses to acquire other companies.

Interest Income/Expense, Net

         Interest income was $0.3 million in the second quarter of 1999 compared to interest expense, net of interest income of $0.1 million in the second quarter of 1998. Net interest income was earned in the second quarter of 1999 due to earnings from investment of the proceeds from a secondary offering completed in March of 1998.

Provision for Income Taxes

         Provision for income taxes was $2.6 million in the second quarter of 1999, which reflects a provision on pre-tax income of 40.5%. The provision for income taxes was $1.4 million in the second quarter of 1998 at a rate of 40.0%. The increase in the effective tax rate was primarily due to increased revenue growth in states with higher tax rates.

                       CONSOLIDATED RESULTS OF OPERATIONS



                Six Months Ended September 30, 1998 Compared to
                      Six Months Ended September 30, 1997

Revenues

         In the first half of fiscal 1999 revenues increased $40.0 million, or 35.4%, to $152.8 million from $112.9 million in the first half of fiscal 1998. The increase was primarily attributable to a 23.0% increase in total client service hours to 2,249,000 from 1,828,000 in the first half of 1998, and a 9.7% increase in the average hourly billing rate to $66.75 from $60.85 in the comparable period of 1998. The increase in hourly billing rate reflects increased demand for employees and consultants with higher skill levels and a more favorable economic climate.

Gross Profit

         Gross profit increased $11.2 million, or 33.6%, to $44.7 million in the first half of 1999 from $33.4 million in the first half of 1998, primarily due to an increase in hours of service provided to clients and the inclusion of the FY 1998 purchases. Gross margin as a percentage of revenues decreased to 29.2% in the first half of 1999 from 29.6% in the first quarter of 1998 primarily due to the inclusion of the FY 1998 Purchases with lower gross margins.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased $6.2 million, or 23.2%, to $33.1 million in the first half of 1999 from $26.8 million in the first half of 1998. The increase was primarily due to increased compensation to existing staff, staff added to support growth and additional locations, as well as incremental costs of Cotelligent's corporate activities. Selling, general and administrative expenses decreased as a percentage of revenues to 21.6% in the first half of 1999 from 23.8% in the first half of 1998 because of increased efficiencies over a larger revenue base. There can be no assurance that such efficiencies can be sustained in the future as the Company expands geographically and incurs expense to acquire other companies.

Interest Income/Expense, Net

         Interest income was $0.6 million in the first half of 1999 compared to interest expense, net of interest expense of $0.2 million in the first half of 1998. Net interest income was earned in the first half of 1999 due to earnings from investment of the proceeds from a secondary offering completed in March of 1998.

Provision for Income Taxes

         Provision for income taxes was $4.8 million in the first half of 1999, which reflects a provision on pre-tax income of 39.8%. The provision for income taxes was $2.6 million in the first quarter of 1998 at a rate of 40.0%. The decrease in the effective tax rate was primarily due to the investment in tax free instruments from the proceeds of the secondary offering in tax preferred instruments.

                         LIQUIDITY AND CAPITAL RESOURCES



       The Company has financed its growth principally through cash flows from operations, periodic borrowing under its credit facilities and the use of the net proceeds from its public offerings. On September 12, 1997, the Company entered into a four year $40 million revolving line of credit facility (the "Credit Line"). Interest rate options include base borrowings at the lead lender's prime rate and term loans at LIBOR plus an applicable margin. The Company believes the existing sources of liquidity and funds generated from operations will provide adequate cash to fund its anticipated cash needs for operations and acquisitions at least through the next year.

       The Company's primary sources of liquidity are cash balances, the Credit Line and the collection of its accounts receivable. Accounts receivable have increased as the Company's operations have grown. Total receivables were 63 and 72 days of revenue at September 30, 1998 and March 31, 1998, respectively. The Company could draw upon available cash or existing credit facilities to finance its operations should the Company be unable to bill and collect for its services on a timely basis.

       Cash used in operating activities was $0.9 million for the six months ended September 30, 1998. At September 30, 1998 the Company had no balance outstanding under the Credit Line.

       At September 30, 1998, the Company had $22.4 million in cash and cash equivalents as compared to $40.5 million at March 31, 1998. The decrease in cash and cash equivalents is related to the purchase of one business during the period, in addition to funds used to repurchase the Cotelligent's Common Stock. At September 30, 1998, the Company had long-term capital lease obligations and other notes outstanding in the amount of $0.4 million. The current installments of the long-term capital lease obligations and other notes were $0.2 million at September 30, 1998.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         The Company is, from time to time, a party to litigation arising in the normal course of its business. The Company is not presently subject to any material litigation.

Item 2.  Changes in Securities.

         None

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders

      (a) The Company held its annual meeting of stockholders on September 9, 1998.

      The following is a brief description of each matter voted upon at the annual meeting:

      1. Elections of three directors to serve for a three-year term expiring at the annual meeting in 2001.

                                         For                 Authority Withheld

         Michael L. Evans             10,912,157                 741,704
         Jeffrey J. Bernardis         10,912,257                 741,604
         B. Tom Green                 10,912,157                 741,704

      2. Approve the amendment of the Certificate of Incorporation to effect the change of the Company's name from Cotelligent Group, Inc. to Cotelligent,Inc.

                                        For               11,316,332
                                        Against               19,679
                                        Abstain              317,850

      3. Approve the adoption of the 1998 Long-Term Incentive Plan.

                                        For               7,833,645
                                        Against           2,738,195
                                        Abstain              33,773
                                        Broker
                                          Non-Vote        1,048,248

     4. Approve the appointment of Arthur Andersen, LLP as the Company's independent certified public accountants.

                                        For               11,260,235
                                        Against              367,288
                                        Abstain               26,338



Item 5.  Other Information.

              None.

Item 6.  Exhibits and Reports on Form 8-K.

      (a)         Exhibits.

      (b)         Reports on Form 8-K.

                    The following report on Form 8-K was filed during the quarter ended September 30, 1998.

                    Cotelligent, Inc. filed a copy of the press release dated September 3, 1998 announcing the Board of Directors Authorization to repurchase up to two million shares of common stock or 14% of outstanding shares.

                                                    SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   COTELLIGENT, INC




Date: November 16, 1998                            /s/ Herbert D. Montgomery
                                                    Herbert D. Montgomery
                                                     Senior Vice President,
                                                     Chief Financial Officer and
                                                     Treasurer