Form 10-Q
period 1998-12-31
COTELLIGENT GROUP INC
filed 1999-02-16
CIK 1004963

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

 (Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998
                                                        OR

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         At February 8, 1999 there were 14,561,119 shares of common stock outstanding.

                                COTELLIGENT, INC.


                                      INDEX

                         Part I - Financial Information

Item 1. Financial Statements                                                                              PAGE

Cotelligent, Inc.
         Consolidated Balance Sheets at December 31, 1998 (Unaudited) and March 31, 1998                    3
         Consolidated Statements of Operations for the Three and Nine Months Ended
            December 31, 1998 and 1997 (Unaudited)                                                          4
         Consolidated Statements of Cash Flows for the Nine Months Ended
            December 31, 1998 and 1997 (Unaudited)                                                          5
         Notes to Consolidated Financial Statements                                                         6



Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                                      11


                                            Part II - Other Information
Signatures                                                                                                  17


                                                 COTELLIGENT, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                         (In thousands, except share data)



                                                                         June 30,            March 31,
                                                                           1998                1998
                                                                      ----------------    ----------------
                             ASSETS
Current assets:
   Cash and cash equivalents..................................         $        7,753        $     40,528
   Accounts receivable, including unbilled accounts
    of $5,281 and $10,120 and net of allowance for doubtful
    accounts of accounts of $2,162 and $2,123, respectively...                 57,524              48,982
   Notes receivable from officers.............................                    218                 230
   Deferred tax asset.........................................                    294                   -
   Prepaid expenses and other.................................                  3,812               2,292
                                                                      ----------------    ----------------
     Total current assets.....................................                 69,601              92,032
Property and equipment, net...................................                 10,063               7,568
Goodwill, net of accumulated amortization of $1,066 and $359,
       respectively...........................................                 79,937              18,106
Other assets..................................................                    503                 853
                                                                      ================    ================
     Total assets.............................................          $     160,104         $   118,559
                                                                      ================    ================

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term debt............................................          $         138          $      192
   Accounts payable...........................................                  8,487               4,344
   Accrued compensation and related payroll liabilities.......                 15,747              15,268
   Income taxes payable.......................................                  3,417               3,171
   Deferred tax liabilities...................................                      -                 508
   Other accrued liabilities..................................                  4,614               4,52O
                                                                      ----------------    ----------------
     Total current liabilities................................                 32,403              28,003
Long-term debt................................................                 19,906                 199
Other long-term liabilities...................................                     10                  18
                                                                      ----------------    ----------------
     Total liabilities........................................                 52,319              28,220
                                                                      ----------------    ----------------
Stockholders' equity:
    Preferred Stock, $0.01 par value; 500,000 shares
     authorized, no shares issued or outstanding..............                      -                   -
Common Stock, $0.01 par value; 100,000,000 shares authorized,
    14,226,284 and 14,057,884 shares issued and outstanding,
    respectively.............................................                     147                 141
Additional paid-in capital...................................                  86,467              80,335
Retained earnings............................................                  21,171               9,863
                                                                      ----------------    ----------------
    Total stockholders' equity...............................                 107,785              90,339
                                                                      ----------------    ----------------
    Total liabilities and stockholders'equity................         $       160,104      $      118,559
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

                                                 COTELLIGENT, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (In thousands, except share data)
                                                    (Unaudited)



                                                                Three Months                        Nine Months
                                                             Ended December 31,                 Ended December 31,
                                                          1998               1997              1998              1997
                                                     ---------------     -------------    ---------------    -------------


Revenues........................................      $    83,849         $    63,111      $   236,627        $  175,981
Cost of services................................           59,530              44,730          167,630           124,156
                                                     ---------------      -------------    ---------------    -------------
     Gross profit ..............................           24,319              18,381           68,997            51,825

Selling, general and administrative expenses....           17,602              14,759           50,664            41,593

 Non-recurring transaction cost.................                -                 855                -               855
                                                     ---------------     -------------    ---------------    -------------
     Operating income...........................            6,717               2,767           18,333             9,377

Other income (expense):
     Interest expense ..........................             (139)               (172)            (142)             (370)
     Interest income............................               54                  18              674                38
     Other .....................................               (2)                 17              (28)              (16)
                                                      ---------------     -------------    ---------------    -------------
        Total other income (expense)............              (87)                (137)             504             (348)
                                                     ---------------     -------------    ---------------    -------------
Income before provision for income taxes........             6,630               2,630           18,837            9,029
Provision for income taxes......................             2,684               2,768            7,529            5,327
                                                     ---------------     --------------   ---------------    --------------
Net income......................................     $       3,946               (138)      $    11,308        $   3,702
                                                     ===============     =============    ===============    =============

Earnings per share -
      Basic.....................................     $        0.28        $     (0.01)      $       0.81      $      0.32
                                                     ===============     =============    ===============    =============
      Diluted...................................     $        0.28        $     (0.01)     $        0.80      $      0.32
                                                     ===============     =============    ===============    =============
Weighted average shares outstanding -
      Basic.....................................        14,055,396         11,584,353         14,003,972        11,399,141
                                                     ===============     =============    ===============    =============
      Diluted....................................       14,213,639         11,756,214         14,164,902        11,503,578
                                                     ===============     =============    ===============    =============



















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

                                                 COTELLIGENT, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (In thousands)
                                                    (Unaudited)


                                                                              Nine Months Ended
                                                                                December 31,
                                                                     ------------------------------------
                                                                          1998                1997
                                                                     ----------------    ----------------

Cash flows from operating activities:
     Net income ....................................................    $    11,308           $  3,702

     Adjustments  to  reconcile  net income to net cash  provided by  operating activities:
        Depreciation and amortization ..............................          2,556              1,542
        Provision for doubtful accounts ............................            729                823
        Loss on sale of assets ....................................              28                --
        Deferred income taxes, net .................................           (503)             (222)
        Changes in current assets and liabilities:
              Accounts receivable ..................................         (3,644)           (13,091)
              Prepaid expenses and other ...........................         (1,135)              (809)
              Accounts payable and accrued expenses ................         (1,657)             6,848
              Income taxes payable .................................            131              2,691
              Other liabilities.....................................           (778)               (11)
        Changes in other assets ....................................            231                105
                                                                        ------------        ------------
              Net cash provided by operating activities ............          7,266              1,578
                                                                        ------------        ------------
Cash flows from investing activities:
     Proceeds on sale of assets ...................................             206                 --
     Purchase of businesses, net of cash acquired .................         (45,217)            (7,325)
     Purchases of property and equipment ..........................          (4,047)            (2,194)
                                                                         ------------       ------------
             Net cash used in investing activities ................         (49,058)            (9,519)
                                                                         ------------       ------------
Cash flows from financing activities:
     Net borrowings (repayments) on short term debt ...............              --             (4,597)
     Net borrowings (repayments) on long-term debt ................          18,587             12,070
     Purchase of Common Stock .....................................         (11,320)                --
     Net proceeds from issuance of Common Stock ...................           1,750                 54
     Distributions from certain Pooled Companies, prior to
            acquisitions...........................................              --             (1,806)
                                                                          ----------         -----------
             Net cash provided by (used in) financing activities...           9,017               5,721
                                                                          ----------         -----------
     Net increase (decrease) in cash and cash equivalents .........         (32,775)             (2,220)
     Cash and cash equivalents at beginning of period .............          40,528               2,904
                                                                          ----------         -----------
     Cash and cash equivalents at end of period ...................       $   7,753          $      684
                                                                          ==========         ===========
Supplemental disclosures of cash flow information:
     Interest paid ................................................       $     132          $      585
     Income taxes paid ............................................       $   7,259          $    3,818
     Stock issued to acquire businesses............................       $  15,710          $    7,464


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

                                COTELLIGENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)
                                   (Unaudited)

Note 1 - Business Organization and Basis of Presentation

         Cotelligent, Inc. ("Cotelligent" or the "Company") was formed in February 1993 to operate software professional services businesses specializing in providing information technology ("IT") consultants to businesses. Cotelligent offers services in five consulting practice groups: Professional Services - including staff augmentation; Technology Solutions - custom application development; Alliance Services - national partnerships with many leading enterprise application software companies; Network Design and Management
- intranet and internet application design and development; and Training and Education.

         During the year ended March 31, 1998 ("fiscal 1998") the Company issued 1,541,615 shares of Common Stock to acquire four businesses accounted for under the pooling-of-interests method (the "Pooled Companies"). For the nine months ended December 31, 1998 there were no acquisitions accounted for under the pooling-of-interest method. The consolidated financial statements have been restated in accordance with generally accepted accounting principles to present the financial data as if Cotelligent and these companies had always been members of the same operating group.

         During fiscal year 1998, the Company acquired four businesses accounted for under the purchase method (the "Purchased Companies") for aggregate consideration of $19,930 (362,998 shares of Common Stock issued at fair market value of $7,464 and $11,926 of cash). In addition, during the nine months ended December 31, 1998, the Company acquired four businesses accounted for under the purchase method for aggregate consideration of $62,985 (875,724 shares of Common Stock issued at fair market value of $15,710 and $46,121 of cash). The consolidated financial statements include the operating results of these companies subsequent to their respective acquisition dates.

         All  of  the  businesses   acquired  since  formation  have  operations
substantially the same as the Company.


Note 2 - Summary of Significant Accounting Policies

         Interim Financial Statement Presentation

         The accompanying interim financial statements do not include all disclosures included in the financial statements included in Cotelligent's Annual Report on Form 10-K for the year ended March 31, 1998 ("Form 10-K"), and therefore these Financial Statements should be read in conjunction with the financial statements included on Form 10-K.

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

                                COTELLIGENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


Note 3 - Changes in Stockholders' Equity


                                     Common Stock              Additional                          Total
                              ----------------------------      Paid-In          Retained       Stockholders'
                                Shares            Amount        Capital          Earnings          Equity
                              ------------      ----------    ------------    -------------    ---------------
Balance at March 31, 1998...    14,057,884       $    141     $    80,335      $    9,863       $      90,339
Repurchase of Common Stock..      (835,600)            (8)        (11,312)              -             (11,320)
Issuance of Common Stock....     1,004,000             14          17,444               -              17,458
Net income..................             -              -               -          11,308              11,308
                              ============      ==========    ============    =============    ===============
Balance at June 30, 1998       14,226,284       $     147     $    86,467      $   21,171       $     107,785
                              ============      ==========    ============    =============    ===============


Note 4: Business Combinations

         During fiscal 1999, Cotelligent acquired four businesses (acquired on September 16, 1998, October 29, 1998, October 30, 1998 and November 30, 1998), accounted for under the purchase method for aggregate consideration, including acquisition cost, of $62,985 (875,724 shares issued at fair market value of $15,710 and $46,121 of cash). The total assets related to these acquisitions were $9,769 and resulted in the recognition of $62,538 of goodwill, which is being amortized over a 30 year period. The results of these acquisitions have been included in the Company's results from their respective acquisition dates. The allocation of the purchase price to the underlying net assets acquired is based upon preliminary estimates of the fair value of the net assets, which may be revised at a later date. It is anticipated that any purchase price allocation adjustments will be made within one year from the date of the acquisition. Management does not believe that the final allocations of the purchase price will have a material effect on the Company's financial position or results of operations. The purchase agreement for one of the businesses provides for additional consideration based on financial performance of the acquired company subsequent to the acquisition and through March 1999. The potential earn-out payment is due in fiscal year 2000 and will be considered additional purchase price in the period the earn-out period ends. See Pro Forma Results (Note 5) for consolidated statements of operations of purchased companies.


Note 5 - Pro Forma Results ("Purchased Companies and Pooled Companies")

     In accordance with disclosure requirements under the Accounting Principles Board Statement No. 16, the following Pro Forma Results ("Purchased Companies and Pooled Companies") consolidated statements of operations for the three and nine months ended December 31, 1998 and 1997 give effect to the acquisitions of the Pooled Companies and Purchased Companies as if these acquisitions had occurred on the first day of the periods presented. These Pro Forma Results ("Purchased Companies and Pooled Companies") consolidated statements reflect adjustments for the acquisitions of the Pooled Companies and Purchased Companies including: compensation differentials to former owners and employees, termination of contributions to retirement plans, elimination of non-recurring transaction costs related to the acquisition of businesses accounted for under the pooling-of-interests method and income taxes as if the entities were combined and subject to the effective federal and state statutory rates throughout the periods discussed. Additionally, these Pro Forma Results for Purchased Companies and Pooled Companies consolidated financial statements reflect adjustments for interest expense on cash consideration and amortization of goodwill resulting from the Purchased Companies from the beginning of the periods presented.

                                COTELLIGENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


                                                                                Three Months
                                                                                    Ended
                                                                                December 31,
                                                                     ------------------------------------
                                                                          1998                1997
                                                                     ----------------    ----------------

                Revenues.........................................     $      89,522        $      73,935
                Cost of services.................................            63,190               51,338
                                                                     ----------------    ----------------
                       Gross profit..............................            26,332               22,597
                Selling, general and administrative expenses.....            20,103               16,999
                                                                     ----------------    ----------------
                Operating income.................................             6,229                5,598
                Other income (expense)...........................              (455)              (1,257)
                                                                     ----------------    ----------------
                Income before provision for income taxes.........             5,774                4,341
                Provision for income taxes ......................             2,339                1,758
                                                                     ----------------    ----------------
                Net income.......................................     $       3,435       $        2,583
                                                                     ================    ================
                Earnings per share -
                     Basic.......................................     $        0.23       $         0.21
                                                                     ================    ================
                     Diluted.....................................     $        0.23       $         0.20
                                                                     ================    ================
                Weighted average shares outstanding -
                     Basic.......................................         14,931,120          12,494,717
                                                                     ================    ================
                     Diluted.....................................         15,089,363          12,646,663
                                                                     ================    ================




                                                                                 Nine Months
                                                                                    Ended
                                                                                December 31,
                                                                     ------------------------------------
                                                                          1998                1997
                                                                     ----------------    ----------------
                Revenues.........................................     $      265,122      $     212,634
                Cost of services.................................            184,288            146,986
                                                                     ----------------    ----------------
                       Gross profit..............................             80,834             65,648
                Selling, general and administrative expenses.....             60,152             49,708
                                                                     ----------------    ----------------
                Operating income.................................             20,682             15,940
                Other income (expense)...........................             (2,013)            (3,584)
                                                                     ----------------    ----------------
                Income before provision for income taxes.........             18,669             12,356
                Provision for income taxes ......................              7,561              5,004
                                                                     ================    ================
                Net income.......................................     $       11,108      $       7,352
                                                                     ================    ================
                Earnings per share -
                     Basic.......................................     $         0.75      $        0.59
                                                                     ================    ================
                     Diluted.....................................     $         0.75      $        0.58
                                                                     ================    ================
                Weighted average shares outstanding -
                     Basic.......................................         14,735,500         12,494,717
                                                                     ================    ================
                     Diluted.....................................        14,896,431          12,624,663
                                                                     ================    ================




Note 6 - Pro Forma Results ("Pooled Companies")

         The following "Pro Forma Results" ("Pooled Companies") reflect only adjustments related to businesses accounted for under the pooling-of-interests method including: compensation differentials to former owners and employees, termination of contributions to retirement plans, elimination of non-recurring transaction costs related to the acquisition of businesses accounted for under the pooling-of-interests method and income taxes as if the entities were combined and subject to the effective federal and state statutory rates throughout the periods discussed. Since there were no pooling-of-interests acquisitions during the three and nine months ended December 31, 1998, Pro Forma Results are not presented for this period.

                                COTELLIGENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


                                                   Three Months             Nine Months
                                                      Ended                    Ended
                                                 December 31,1997            December 31, 1997
                                               --------------------        ---------------------

Revenues .....................................     $    63,111                  $ 175,981
Cost of services .............................          44,723                    124,137
                                                   -----------                ------------
     Gross profit ............................          18,388                     51,844
Selling, general and administrative expenses..          13,732                     39,629
                                                  ------------                ------------
     Operating income ........................           4,656                     12,215
Other income (expense)........................            (137)                      (348)
                                                  ------------                ------------
Income before provision for income taxes .....           4,519                     11,867
Provision for income taxes ...................           1,853                      4,865
                                                  ------------                ------------
Net income ...................................    $      2,666                  $   7,002
                                                  ============                ============
Earnings per share - basic and diluted........    $       0.23                  $    0.61
                                                  ============                ============
Weighted average shares outstanding -
        Basic ................................      11,584,353                 11,399,141
                                                  ============                ============
        Diluted ..............................      11,756,214                 11,503,578
                                                  ============                ============


       Note 7 - Earnings Per Share

                                                              For the Three Months Ended December 31, 1998
                                                          ---------------------------------------------------
                                                                                                Per Share
                                                               Income             Shares           Amount
                                                          -----------------    --------------   -------------
Basic earnings per share-
Net income available to common stockholders                $       3,946          14,055,396     $    0.28
Options issued to directors and employees..........                                  158,243
                                                                               --------------
Diluted earnings per share-
Income available to common stockholders
    plus assumed conversions.......................        $       3,946          14,213,639     $    0.28
                                                                               ==============


                                                              For the Three Months Ended December 31, 1997
                                                          ---------------------------------------------------
                                                                                                 Per Share
                                                               Income             Shares           Amount
                                                          -----------------    --------------    ------------
Basic earnings per share-
Net income available to common stockholders                $         (138)        11,584,353      $  (0.01)
Options issued to directors and employees..........                                  104,437
                                                                               --------------
Diluted earnings per share-
Income available to common stockholders
    plus assumed conversions.....................          $         (138)        11,756,214      $  (0.01)
                                                                               ==============

                                                 COTELLIGENT, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         (In thousands, except share data)


                                                              For the Nine Months Ended December 31, 1998
                                                          ---------------------------------------------------
                                                                                                Per Share
                                                               Income             Shares           Amount
                                                          -----------------    --------------   -------------
Basic earnings per share-
Net income available to common stockholders                $      11,307          14,003,972     $    0.81
Options issued to directors and employees..........                                  160,930
                                                                               --------------
Diluted earnings per share-
Income available to common stockholders
    plus assumed conversions.......................        $      11,307          14,164,902     $    0.80
                                                                               ==============


                                                              For the Nine Months Ended December 31, 1997
                                                          ---------------------------------------------------
                                                                                                 Per Share
                                                               Income             Shares           Amount
                                                          -----------------    --------------    ------------
Basic earnings per share-
Net income available to common stockholders                $        3,702         11,399,141      $   0.32
Options issued to directors and employees..........                                  171,861
                                                                               --------------
Diluted earnings per share-
Income available to common stockholders
    plus assumed conversions.....................          $        3,702         11,503,578      $   0.32
                                                                               ==============


Note 8 - Capital Stock

         In March, 1998, the Company completed a public offering of its common stock whereby 2,312,040 new shares were issued and net proceeds to the Company were $52,359.

         In September 1998, the Board of Directors authorized the repurchase of up to 2.0 million shares of Common Stock, or 14% of the then outstanding shares. During the three and nine months ended December 31, 1998, the Company repurchased 484,600 shares for a total cost of $6.6 million and 835,600 shares for $11.3 million respectively.

Note 9 - Subsequent Events

        The Company acquired one business during January 1999 for a combination of Common Stock and cash. The acquired business is substantially the same as the Company. This transaction will be accounted for under the purchase method.

                                     ITEM 2



          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

Overview

         Cotelligent, Inc. ("Cotelligent" or the "Company") was formed in February 1993 to acquire, own and operate software professional services businesses specializing in providing information technology ("IT") consultants to businesses with complex IT operations. Cotelligent offers services in five consulting practice groups, Professional Services - including staff augmentation; Technology Solutions custom application development; Alliance Services - national partnerships with many leading enterprise application software companies; Network Design and Management - intranet and internet application design and development; and Training and Education

                  During the year ended March 31, 1998 ("fiscal 1998") the Company acquired four businesses accounted for under the pooling-of-interests method. For the nine months ended December 31, 1998 there were no acquisitions accounted for under the pooling-of-interest method. The consolidated financial statements have been restated in accordance with generally accepted accounting principles to present the financial data as if Cotelligent and these companies had always been members of the same operating group.

                  During fiscal year 1998, the Company acquired four businesses accounted for under the purchase method for shares of Common Stock issued at fair market value and cash. In addition, during the nine months ended December 31, 1998, the Company acquired four businesses accounted for under the purchase method for shares of Common Stock issued at fair market value and cash. The consolidated financial statements include the operating results of these companies subsequent to their respective acquisition dates.

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

         The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and has concluded that the Year 2000 problem will not pose any significant operational issues for the Company. The Company does not expect the expenditures related to the Year 2000 issue to have a material effect on its financial position or results of operations in any year. With respect to its customers, the Company is in the process of contacting its major customers and determining that such customers are Year 2000 compliant. Additionally, the Company is in the process of contacting its major service vendors regarding Year 2000 compliance and anticipates that this review will be completed by June 30, 1999. If the Company's suppliers and service vendors are not Year 2000 compliant, the Company may have to arrange for alternative vendors.

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

                       CONSOLIDATED RESULTS OF OPERATIONS



                Three Months Ended December 31, 1998 Compared to
                      Three Months Ended December 31, 1997

Revenues

         In the three months ended December 31, 1998, revenues increased $20.7 million, or 32.9%, to $83.8 million from $63.1 million in the three months ended December 31, 1997. The increase was primarily attributable to a 24.3% increase in total client service hours to 1,237,000 from 995,000 in the three months ended December 31, 1998, and a 7.1% increase in the average hourly billing rate to $66.79 from $62.39 in the comparable period of the prior year. The increase in client service hours was due to increased demand for services and the inclusion of the Purchased Companies. The increase in hourly billing rate reflects increased demand for employees and consultants with higher skill levels and a more favorable economic climate.

Gross Profit

         Gross profit increased $5.9 million, or 32.1%, to $24.3 million in the three months ended December 31, 1998 from $18.4 million in the three months ended December 31, 1997, primarily due to an increase in hours of service provided to clients and the inclusion of the Purchased Companies. Gross margin as a percentage of revenues decreased to 29.0% in the third quarter of 1999 from 29.1% in the third quarter of 1998.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased $2.8 million, or 19.3%, to $17.6 million in the three months ended December 31, 1998 from $14.8 million in the three months ended December 31, 1997. The increase was primarily due to increased compensation to existing staff, staff added to support growth and additional locations and the inclusion of the Purchased Companies. Selling, general and administrative expenses decreased as a percentage of revenues to 21.0% in the three months ended December 31, 1998 from 23.4% in the three months ended December 31, 1997 because of increased efficiencies over a larger revenue base. There can be no assurance that such efficiencies can be sustained in the future as the Company expands geographically and incurs expenses to acquire other companies.

         Compared to the pro forma basis, as described in footnote 6 of the accompanying financial statements, selling, general and administrative expenses increased $3.9 million, or 28.2%, to $17.6 million in fiscal 1999 from $13.7 million in 1998. The increase was primarily due to increased staff from Purchased Companies and increased compensation to existing staff, plus staff added to support anticipated growth, additional occupancy costs and an increased level of corporate activities. Selling, general and administrative expenses decreased as a percentage of revenues to 21.0% in fiscal 1999 from 21.8% in 1998 reflecting greater operating efficiencies and a larger revenue base. The Company cannot be certain that such efficiencies can be sustained in the near term as it integrates the acquired entities, expand geographically and acquire other companies.

Non-Recurring Transaction Costs

              Non-recurring transaction costs include expenditures associated with the acquisition of four companies acquired during the prior fiscal year and accounted for under the pooling-of-interest method. Accordingly, these amounts are expensed as incurred on an historical cost basis.

Interest Income/Expense, Net

         Interest expense, net of interest income was $85,000 for the three months ended December 31, 1998 compared to interest expense, net of interest income of $154,000 for the three months ended December 31, 1997. The average debt level was lower during the current fiscal year due to the proceeds from a public offering completed in March of 1998.

Provision for Income Taxes

         Provision for income taxes was $2.7 million for the three months ended December 31, 1998, which reflects a provision on pre-tax income of 40.5%. The provision for income taxes was $2.8 million for the three months ended December 31, 1997, which reflects a provision on pre-tax income of 105%. The higher tax rate in the previous fiscal year is due to termination of S Corporation status of certain acquisitions accounted for under the pooling-of-interest method and/or the requirement to change from the cash basis to the accrual basis of accounting for tax purposes at the date of acquisition and the non-deductibility of certain non-recurring transaction costs.



                  Nine Months Ended December 31, 1998 Compared
                     to Nine Months Ended December 31, 1997

Revenues

         In the nine months ended December 31, 1998, revenues increased $60.6 million, or 34.4%, to $236.6 million from $176.0 million in the nine months ended December 31, 1997. The increase was primarily attributable to a 22.8% increase in total client service hours to 3,468,000 from 2,823,000 in the first nine months of 1998, and a 8.9% increase in the average hourly billing rate to $66.84 from $61.39 in the comparable period of the prior year. The increase in hourly billing rate reflects increased demand for employees and consultants with higher skill levels and a more favorable economic climate.

Gross Profit

         Gross profit increased $17.2 million, or 33.1%, to $69.0 million in the first nine months of 1999 from $51.8 million in the nine months ended December 31, 1998, primarily due to an increase in hours of service provided to clients and the inclusion of the Purchased Companies. Gross margin as a percentage of revenues decreased to 29.2% in the nine months ended December 31, 1998 from 29.5% in the nine months ended December 31, 1997 primarily due to the inclusion of the Purchased Companies with lower gross margins.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased $9.1 million, or 21.8%, to $50.7 million in the nine months ended December 31, 1998 from $41.6 million in the nine months ended December 31, 1998. The increase was primarily due to increased compensation to existing staff, staff added to support growth and additional locations. Selling, general and administrative expenses decreased as a percentage of revenues to 21.4% in the nine months ended December 31, 1998 from 23.6% in the nine months ended December 31, 1997 because of increased efficiencies over a larger revenue base. There can be no assurance that such efficiencies can be sustained in the future as the Company expands geographically and incurs expense to acquire other companies.

                  Compared to the pro forma basis, as described in footnote 6 of the accompanying financial statements, selling, general and administrative expenses increased $11.1 million, or 27.8%, to $50.7 million in fiscal 1999 from $39.6 million in 1998. The increase was primarily due to increased staff from Purchased Companies and increased compensation to existing staff, plus staff added to support anticipated growth and additional occupancy costs. Selling, general and administrative expenses decreased as a percentage of revenues to 21.4% in fiscal 1999 from 22.5% in 1998 reflecting greater operating efficiencies and a larger revenue base. The Company cannot be certain that such efficiencies can be sustained in the near term as it integrates the acquired entities, expand geographically and acquire other companies


Non-Recurring Transaction Costs

              Non-recurring transaction costs include expenditures associated with the acquisition of four companies acquired during the prior fiscal year and accounted for under the pooling-of-interest method. Accordingly, these amounts are expensed as incurred on an historical cost basis.

Interest Income/Expense, Net

         Interest income, net of interest expense was $531,000 for the nine months ended December 31, 1998 compared to interest expense, net of interest income of $332,000 in the nine months ended December 31, 1997. The net interest income earned in the first nine months of 1999 was due to earnings from investment of the proceeds from a public offering completed in March of 1998.

Provision for Income Taxes

         Provision for income taxes was $7.5 million for the nine months ended December 31, 1998, which reflects a provision on pre-tax income of 40.0%. The provision for income taxes was $5.3 million for the nine months ended December 31, 1997 at a rate of 59.0%. The decrease in the effective tax rate was primarily due to the investment in tax free instruments from the proceeds of a public offering, completed in March of 1998, in tax preferred instruments and the termination of S Corporation status of certain acquisitions accounted for under the pooling-of-interest method and/or the requirement to change from the cash basis to the accrual basis of accounting for tax purposes at the date of acquisition and the non-deductibility of certain non-recurring transaction costs.

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

       The Company's primary sources of liquidity are cash balances, the Credit Line and the collection of its accounts receivable. Accounts receivable have increased as the Company's operations have grown. Total receivables were 65 and 72 days of revenue at December 31, 1998 and March 31, 1998, respectively. The Company could draw upon available cash or existing credit facilities to finance its operations should the Company be unable to bill and collect for its services on a timely basis.

       Operating activities provided $7.3 million for the nine months ended December 31, 1998. Cash provided in operating activities was primarily generated from net income offset by increased working capital.

       During the nine months ended December 31, 1998, Cotelligent acquired four companies (acquired on September 16, 1998, October 29, 1998, October 30, 1998 and November 30, 1998), for aggregate consideration and associated cost of $62,985 (875,724 shares issued at fair market value of $15,710 and $46,121 of cash). The Company used its own cash and borrowings under the Credit Line to finance the acquisitions.

       During the nine months ended December 31, 1998, Cotelligent repurchased 835,600 shares of Common Stock, at a cost of $11.3 million, on the open market under the Stock Repurchase Program approved by the Board of Directors.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  COTELLIGENT, INC




Date: February 12, 1999                           /S/ Herbert D. Montgomery
                                                  -------------------------
                                                  Herbert D. Montgomery
                                                    Senior Vice President,
                                                     Chief Financial Officer and
                                                     Treasurer