Form 10-K
period 1999-03-31
COTELLIGENT INC
filed 1999-06-29
CIK 1004963

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended March 31, 1999
                                      OR

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

                         Common Stock, $.01 par value
                         ----------------------------
                               (Title of class)

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

YES  X   NO_____
   ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $100,904,048 based on the closing price of $7.50 of the registrant's Common Stock as reported on the New York Stock Exchange on June 28, 1999.

The number of shares of the registrant Common Stock outstanding as of June 28, 1999 was 263.

                      DOCUMENTS INCORPORATED BY REFERENCE

There is incorporated by reference portions of the registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders, expected to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year, in Part III, Items 10, 11, 12 and 13 of this report.

                               COTELLIGENT, INC.
                               TABLE OF CONTENTS
                                   FORM 10-K

                                                                                                                      PAGE
Part 1
  Item 1   Business...................................................................................................   3
  Item 2   Properties.................................................................................................  13
  Item 3   Legal Proceedings..........................................................................................  13
  Item 4   Submission of Matters to a Vote of Security Holders........................................................  13

Part II
  Item 5   Market for Registrant's Common Stock and Related Stockholder Matters.......................................  14
  Item 6   Selected Financial Data....................................................................................  15
  Item 7   Management's Discussion and Analysis of Financial Condition and Results of Operations......................  17
  Item 8   Financial Statements and Supplementary Data................................................................  24
  Item 9   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.......................  44

Part III
  Item 10  Directors and Executive Officers of the Registrant.........................................................  45
  Item 11  Executive Compensation.....................................................................................  45
  Item 12  Security Ownership of Certain Beneficial Owners and Management.............................................  45
  Item 13  Certain Relationships and Related Transactions.............................................................  45

Part IV
  Item 14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................................  46

Signatures............................................................................................................  48

                                    PART 1
                                    ------

Item I.  Business
         --------

  Cotelligent, Inc. ("Cotelligent" or the "Company") is a software professional services firm providing information technology ("IT") consulting and outsourcing services through its five consulting practices which include Professional Services, Technology Solutions, Alliance Services, Network Services and IT Education. The Company conducts operations from offices in 27 metropolitan areas across the United States. The Company also has two international consultant recruiting offices, one in Brazil and one in the Philippines. Cotelligent provides its clients with IT solutions for complex business issues. The Company also provides IT professionals with a broad base of skills to its clients who have short-term staffing support requirements. All of the Company's professionals are primarily billed on a time and materials basis and offer clients specialized expertise in implementation services, including application design, programming, development and maintenance, client/server design and development, systems software design, systems engineering, systems integration, intranet/internet design and development and network design and management services. At March 31, 1999, the Company had approximately 3,300 employees, including a technical staff of approximately 2,750 IT professionals providing services to approximately 900 clients across a broad spectrum of commercial industries.

  The IT consulting services industry is expected to experience continued growth over the next several years. According to Dataquest, a market research firm, estimated United States spending for IT professional services (excluding training and education) will be approximately $61 billion in 1999. According to INPUT, a market research firm, estimated United States services is projected to grow at a compounded annual growth rate of 19% through 2003. This increased demand for IT consulting services is largely fueled by: (i) increasing pressure on businesses to generate timely and accurate business information; (ii) the proliferation of more powerful and less expensive computer hardware and software; and (iii) the trend away from centralized mainframes and custom applications to personal computer-driven systems employing a broad range of complex software applications. As a result, businesses have invested, and are likely to continue to invest, significant amounts of capital to build, support and update their IT infrastructures. Concurrent with the increase in IT-related expenditures, competition has pressured corporations to reduce or eliminate costs unrelated to core operational competencies. As a result, businesses are increasing their use of IT consulting services companies, such as Cotelligent, to help them appropriately manage, staff and solve a wide array of IT consulting and support needs. Cotelligent's clients can outsource projects and access skilled IT professionals on an "as-needed" basis, to convert their fixed labor costs into variable costs and reduce their costs of permanent employees.

  The Company's goal is to be a leading provider of IT consulting and outsourcing services to businesses with complex IT operations. To accomplish this goal, the Company is executing a business strategy focused on providing its clients with services which complement their efforts to implement and utilize the full range of capabilities of their business application software systems. The Company has focused on an operating strategy to support its internal growth which has i) created an infrastructure that effectively reinforces the recruitment and retention of qualified IT professionals; ii) leveraged its local client relationships in a coordinated effort to provide services on a national scope to its larger accounts; iii) operated with a management structure that fosters an environment in which the sharing of intellectual capital, best practices and professional expertise are encouraged and rewarded, allowing Company-wide initiatives to be quickly disseminated and executed; iv) promoted the Cotelligent brand, establishing itself as the "quality leader" in the IT consulting and outsourcing market; and v) pursued strategic alliances and partnerships with nationally established and emerging technology companies, through which the Company expects to enhance its technical support capabilities and strengthen certain of its key business and client relationships.

  In addition to its operating strategy, the Company intends to continue to broaden its technical and geographic scope by a combination of: 1) acquiring firms that expand the depth and breadth of services the Company provides its clients and 2) opening new offices and initiating new practice activities which further enhance its ability to serve its clients on a local, regional and national scale.

  The IT consulting and outsourcing industry is highly fragmented. As a result of this fragmentation, the IT consulting services industry has recently experienced consolidation as smaller, regional firms have become less able to effectively compete with larger, national IT consulting firms which often possess greater access to capital and IT professionals, as well as the service capabilities required to serve larger companies that are consolidating their vendor lists. To capitalize on this industry fragmentation and trend toward consolidation, the Company has developed an acquisition strategy that has enabled it to 1) purchase local, regional and national providers of IT consulting and outsourcing services with successful, proven operating models; 2) leverage the operating activities and client services historically offered by the acquired company; 3) improve the acquired company's operating effectiveness and efficiency by integrating it into Cotelligent's business model; and 4) provide access to greater capital, human and other important resources. The Company believes its intense focus on acquiring businesses with similar values, cultures, service offerings, and committed management differentiates the Company from other potential acquirers which is attractive to acquisition candidates. The Company has seen the benefit of this acquisition strategy in its rapid growth, the scope of its service offerings and its ability to serve large client companies from multiple Cotelligent locations.

  The Company was incorporated in February 1993 under the laws of the State of California as TSX, a California corporation. In November 1995, the Company changed its jurisdiction of incorporation to Delaware and its name to Cotelligent Group, Inc. In February 1996, the Company acquired, simultaneously with the closing of its initial public offering (the "IPO"), four IT consulting and outsourcing services firms. Since the IPO, the Company has acquired 21 additional IT and outsourcing consulting services firms. In September 1998, the Company changed its name to Cotelligent, Inc. Unless the context otherwise requires, references to the "Company" and to "Cotelligent" refer to TSX, a California corporation, Cotelligent Group, Inc., a Delaware corporation and Cotelligent, Inc., a Delaware corporation.

  The Company's executive offices are located at 101 California Street, Suite 2050, San Francisco, California 94111 and its telephone number is (415) 439-6400.


The IT Consulting and Outsourcing Services Industry

  IT consulting and outsourcing services represents a significant and rapidly expanding market opportunity. According to Dataquest, a market research firm, United States spending for IT professional services (excluding training and education) will be approximately $61 billion in 1999. INPUT, a market research firm, estimates United States spending in IT professional services is projected to grow at a compounded annual growth rate of 19% through 2003. The Company believes that the following are key industry drivers:

  Technological Evolution.   Computer hardware and software technology has
shifted from centralized mainframes and custom applications to decentralized, scalable architectures centered on low cost personal computers, client/server architectures, local and wide area networks, shared databases, intranet/internet applications, and generally available applications software packages. As a result, the rate of new technology introduction and spending by corporations has accelerated and the need for a larger and more skilled technology staff has increased.

  Increase in Outsourcing Opportunities.   Recent economic factors have forced
large organizations to focus on core competencies and rely more upon third parties for a variety of IT consulting services. As a result, IT services managers are charged with developing and supporting increasingly complex IT systems while working under budgetary pressures within their organizations. Faced with the challenges of adequately serving the needs of their customers and employees, companies are increasingly turning to skilled and experienced outside organizations to help them resolve complex business issues and appropriately staff and manage their IT requirements.

  Access to Specialized Skills on an As-Needed Basis.   "As-needed access"
avoids both the need to maintain a larger permanent staff and helps to minimize implementation delays involved with retraining staff as technologies and applications change. Fixed labor costs are converted into variable costs by better matching staffing levels to actual needs. Moreover, the cost of recruiting, hiring and terminating permanent employees is reduced. Management is able to focus on strategic business issues rather than on maintaining or implementing changes in their IT infrastructure.

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


Services Offered Within the IT Consulting Services Industry

  Services offered within the IT consulting services industry can be divided into three categories: (i) strategic planning services (pre-implementation services); (ii) development and integration services (implementation services); and (iii) maintenance and support services (post-implementation services). The Company has made a strategic decision to focus on providing development and integration services.

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

  Service providers in the IT consulting services industry vary by category and geographic area and include local, regional and niche firms, national providers of IT consulting services, several of the "Big Five" accounting firms, the professional service groups of computer equipment companies and large-scale system integrators.


Operating Strategy

  Operate Five IT Practices Areas. The Company operates five IT implementation services consulting practices; Professional Services, Technology Solutions, Alliance Services, Network Services and IT Education, through which it executes assignments and engagements for the benefit of its clients.

  Enhance Client Relationships.   During fiscal 1999, the Company provided
services to over 1,100 clients. The Company has historically focused its client marketing efforts on companies with substantial recurring needs for supplemental applications or software development, systems integration and network design and management services. The combined resources and geographic dispersion of its operating locations enables the Company to focus its marketing efforts on clients requiring national or regional service capabilities. To enhance these marketing efforts, the Company is creating a national business development team, which will expand and coordinate the Company's marketing focus to effectively serve national clients. This group will also assist its operating locations in the bidding process involving nationwide projects. Further, the Company believes that its commitment to consistently provide high quality services has enabled it to establish and maintain long-term relationships with its clients. During the last three fiscal years, approximately 86% of the Company's revenues were derived from clients to whom services or solutions had been provided in the preceding year. In addition, the

Company believes that the success and goodwill derived from these client relationships provide it with significant advantages in marketing additional services and solutions to such clients.

  Share Information and Expertise. While continuing to provide clients with those services historically offered at each local office, local management are also able to offer clients the full range of implementation services provided through the Company's five practice groups. The Company believes that this provides quality client service, a motivating environment for its professional staff, greater opportunity for the Company's technical consultants, and the ability to give each operating location direct access to the substantial collective resources of the entire Cotelligent enterprise.

  Executive management, acquisitions, business development, finance, IT, legal, marketing, planning and administrative support are managed, coordinated or provided centrally. The Company believes that its approach enables its operating locations to maintain a high level of client service and contact, while allowing them to draw on collective resources of the Company as a whole. Through this operating model, the Company has been able to effectively combine the strength of a local focus, relationship management, practice development, recruitment and retention with the resources of a fully integrated enterprise.

  Recruit and Retain Qualified IT Professionals. The Company's goal is to be the "employer of choice" for IT professionals in the markets in which it operates. The Company's strategy of acquiring established and reputable service providers stems from its belief that such firms are closest to the pool of IT professionals servicing the clients in the markets in which it operates. These firms' strong reputations tend to attract and foster favorable working relationships with IT professionals, which enhances their recruiting capabilities when new client opportunities arise. To recruit and retain qualified IT professionals, the Company offers its professionals training programs, the ability to participate in the Company's Employee Stock Purchase Plan, 401(k) Plan and Section 125 Plan, as well as benefits packages (including medical and dental coverage) that the Company believes are competitive with those generally offered in the marketplace. In addition, the Company's broad client base gives the Company's IT professionals the opportunity to work on a wide range of challenging projects and assignments across the Company's geographically dispersed network of operating locations.

  Leveraging the Cotelligent Brand. The Company is engaged in an aggressive public relations, promotion and advertising initiative to increase awareness of the Cotelligent brand. Over the past year, the Company has transitioned from the names of its acquired companies in local markets to the "Cotelligent" name. In addition, in November 1998, the Company launched its public relations and promotion outreach program. This outreach has resulted in a significant increase in the Company's profile in the print, internet and broadcast media. The Company is developing an advertising campaign which will be focused on further raising its profile and increasing awareness of the Cotelligent brand.

  Pursue Strategic Alliances. The Company seeks to form strategic alliances with established companies where opportunities exist to jointly market the
services and capabilities of both organizations.   The Company currently has
alliances with Microsoft, Computer Associates, Lawson Software, PeopleSoft, Oracle, Tandem, Cognos, Wall Data and others. Through its strategic alliances, the Company is able to leverage its intellectual capital to its client's benefit. The Company intends to continue to strengthen its business relationships with these and other strategic partners in an effort to enhance the Company's overall technical support capabilities and software applications expertise.


Acquisition Strategy

  The Company seeks to acquire successful companies that add to and further supplement the implementation services and expertise available within the Company, as well as diversify the Company's existing client base. The Company believes there are many independent firms that are attractive acquisition candidates due to: (i) the highly fragmented nature of the IT consulting services industry; (ii) the dynamic growth in spending on services offered by the IT consulting services industry; (iii) the need for capital to fuel the expansion of many independent firms; (iv) the wide geographic scope and the evolving purchasing and outsourcing patterns of the Company's present and potential clients; and (v) the trend of larger corporations with recurring needs to reduce the number of implementation services providers to the advantage of those companies offering broad, national coverage.

  As part of its acquisition strategy, the Company utilizes platform acquisition and tuck-in strategies for development and expansion of its practice groups and geographic locations. Platform acquisitions are acquisitions which create a significant presence for the Company within a practice group and/or in geographic markets in which the acquisition candidate is located. To fully develop its five core practice groups, there may be more than one platform acquisition in the larger metropolitan markets. In most instances involving a platform acquisition, the Company expects to retain the management, sales and recruiting personnel while seeking to improve the acquired company's profitability by centralizing executive management, acquisitions, finance, IT, legal, planning and administrative functions, thereby allowing newly acquired businesses to draw upon the collective resources of the Company as a whole. In contrast to a platform acquisition, a tuck-in acquisition is one in which the acquired company is immediately integrated into one of Cotelligent's existing operating locations. The Company intends to make tuck-in acquisitions where feasible. The Company believes that its approach to its acquired companies will make the Company an attractive acquirer of additional businesses. The Company also expects to pursue acquisition opportunities internationally, thereby enabling it to provide better service to its multinational clients.

  In connection with its acquisition strategy, the Company has established a profile to evaluate the compatibility of an acquisition target with the Company's growth and business strategies. In identifying acquisition candidates, the Company seeks to locate companies which: (i) have experienced past success as providers of IT consulting services; (ii) provide their IT professionals with a work environment that will be compatible with the Company's culture; (iii) have experienced and knowledgeable management and (iv) provide services to a number of regional or national clients. The Company believes that such an evaluation helps locate attractive acquisition candidates. To date, the Company has acquired 25 IT consulting and outsourcing firms (four in fiscal 1996 as part of its IPO, eight in fiscal 1997, eight in fiscal 1998 and five in fiscal 1999). As consideration for future acquisitions, the Company intends to use various combinations of Common Stock, cash and notes.


Services

The Company's core services are provided through its five practice groups. These services are described below.

  Technology Solutions. When hired on a project basis, the Company manages the design, development and implementation of a custom software solution. The Company staffs these engagements with project teams including project managers, systems and business analysts, application system programmers, network service technicians and other IT professionals. The Company assumes responsibility for the project from requirements definition to end-user training. Technology Solutions management engagements typically last one to two years. Solution engagements may be performed at the clients facilities or Cotelligent's Development efforts may be assisted with development tools provided through Cotelligent's strategic relationships with Microsoft and others. Although the significant majority are priced on a time and materials basis, these types of engagements may be on a fixed fee basis.

  Professional Services. IT professional service assignments require the Company to provide highly skilled and trained IT professionals to augment the internal IT personnel and end-user groups of major corporations. The Company provides its clients with IT professionals who are proficient at providing services related to a wide variety of hardware and software platforms and who are available to clients for either short-term or long-term support. In these cases, the client or prospective client circulates a job specification to the Company describing the technical qualifications of the position to be filled. Using the resources of its account management and recruitment organizations, the Company works to match the specified qualifications with the technical talents and availability of employees of the Company, or consultants known to the Company. Professional service work is performed under the direction of the client for the duration of an assignment, which is typically three to nine months. Professional Services are generally billed on a time and materials basis.

  Network Services. Network services include the design, development, installation, management and security of network infrastructure, as well as the integration of disparate hardware and software platforms. Typically, these engagements involve the design or installation of local or wide-area networks as well as internet connectivity.

  Alliance Services. Alliance services involve working in partnership with a variety of enterprise software application vendors to provide client solutions. For example, working in concert with PeopleSoft, Lawson or Oracle applications,

Cotelligent implements their enterprise resource planning software.

  IT Education. Cotelligent offers a full range of client/server courses, as well as certification programs, to both clients and employees to enhance their knowledge and keep their technical skills up-to-date. Additionally, having authorized Microsoft training centers, Cotelligent can offer the full Microsoft Official Course Curriculum giving IT professionals the opportunity to become, for example, Microsoft Certified Systems Engineers or Microsoft Certified Solutions Developers. In addition, the Company creates training programs to help consultants prepare for official certification of competency on Microsoft applications software systems.


Recruiting

  Recruiting skilled IT professionals is integral to the Company's success. The Company, through its staff of 134 full time recruiters, uses traditional recruiting methods, such as a presence at local and regional technical colleges and newspaper and technical periodical classified advertising. The Company also has agreements with Westech ExpoCorp and The Lendman Group to participate in specialized national and regional job fair networks. Increasingly, the Company is relying on the use of the Internet through skill-specific user groups, World Wide Web page advertisements, on-line skills networks, resume referral services, out-placement agencies and the Company's skills/resume retrieval networks. The Company operates recruiting offices in Brazil and the Philippines. To date, the Company has recruited approximately 15% of its IT professionals internationally.

  Each applicant is interviewed by the Company's recruiting personnel. Technical applicants are required to complete a questionnaire regarding skill level, past professional experience, education and availability, and are asked to provide technical references. The Company has entered into an agreement with a national technical testing company to test the technical competence of candidates prior to hiring. Once qualified, the candidate's profile, relevant skills and experience are scanned into a database which can be searched based on a number of different criteria, including specific skills and qualifications. The Company regularly updates its database to reflect changes in employee skills, experience or availability.

  The Company maintains a database with over 250,000 IT professionals with a wide range of technical skills. On March 31, 1999, the Company had approximately 2,750 IT professionals providing services to approximately 900 clients across a broad spectrum of commercial industries throughout the United States.


Marketing, Sales and Account Management

  The Company focuses its marketing efforts on larger companies with recurring needs for applications or software development support. As the Company has expanded its operations, there is an increasing focus on supporting clients with multiple operating sites. The application development needs of such businesses can provide opportunities for major projects that may extend for multiple years or generate additional assignments. The Company has also experienced increased opportunity in rapidly growing mid-sized companies. With the implementation of client/server technology, the Company believes that there is a growing need among mid-sized companies for technical assistance and applications support.

     The Company markets its services through account managers located in each operating location with some co-ordination and further support from the Company's national business development staff. Approximately 130 employees are engaged in account marketing and management full time. Many of the Company's operating locations use an account team approach in their marketing efforts. These account teams are comprised of both account managers and recruiters working closely to coordinate client services activities. Assigning a team to key accounts creates the opportunity to service a client's needs more quickly and efficiently and provides more marketing opportunities because Company personnel know specifically who is responsible for the service activities. Account teams are also generally more aware of a client's technology staffing needs, methodologies and budgets. Account managers work as members of the team, focusing on identifying and understanding a client's needs while recruiters on the team focus on finding qualified IT professionals to meet the needs of the client. Performance bonuses and commissions constitute a significant portion of the total compensation of account managers and generally are based upon the profitability of the business generated.

  The Company has expanded its marketing efforts by centrally coordinating and supporting its operating location responses for proposals to current national clients, as well as soliciting business from potential national accounts. The Company is pursuing new client accounts primarily in those geographic areas presently serviced by its operating locations. The Company believes that size, scale and scope of its growing operations will create opportunities to more effectively compete in vendor list selection and large project engagements. The Company believes that its business model and operating structure put it in the advantageous position of a qualified bidder on engagements within its five practice areas.


Clients

  As a result of the Company's broad client base, it does not rely upon any one
client for a significant percentage of revenues.   During the year ended March
31, 1999, the Company's largest client accounted for approximately 5% of the Company's revenues and the Company's ten largest clients accounted for approximately 24% of the Company's revenues.

  During the twelve months ended March 31, 1999, the Company provided services to over 1,100 clients and recognized at least $1 million in revenue from 54 of them.


Management Information Systems

  The Company believes in applying IT solutions to maximize productivity and aid in the management of its own business. Consequently, the Company has installed and will continue to improve enterprise-wide communications network, or intranet, and has standardized and implemented its key business applications. These applications represent the core of Cotelligent's management information system ("MIS").

  Intranet.   Early in the Company's development, management realized the importance of bringing the operating locations, as well as newly acquired companies, into an enterprise-wide communications network. Under the supervision of the Information Technology Division ("ITD"), the Company implemented an automated communications infrastructure, or intranet, to provide Cotelligent's employees with a way to easily communicate. This intranet is Microsoft NT based and includes Microsoft Office 97, Exchange and related tools. As new companies are acquired they are integrated into the network as rapidly as possible, which at March 31, 1999 consisted of approximately 1,000 employee workstations. The ITD responsibilities include the development, deployment, monitoring and maintenance of the Company's communications network.

  Management Information System.   The Company's MIS consists of multiple
applications including, finance, accounting and management reporting, human resource management reporting and client and candidate tracking. The Company currently utilizes three application software systems which are compatible with one another and which reside on an Oracle platform.

  The Company believes its investment in MIS will help it to improve productivity and enhance its competitive position. As a "backbone" for all administrative and operating information, MIS offers management at all levels on-line access to information on a real time basis. This system adds consistency to back office business practices across the Company's operating locations. In addition, the Company has built intranet applications to support internal practices such as the sharing of information and communicating corporate policy and procedure. As with its other MIS initiatives, the Company is implementing application systems and tools internally that add value to its operating activities. These systems and tools will improve the sharing of knowledge and information at all levels of the organization.

Competition

  The IT consulting services market is highly competitive, fragmented and served by numerous firms, many of which serve only their respective local markets. The market includes participants in a variety of market segments, including local, regional and national systems consulting and integration firms, professional service divisions of application software firms, the professional service groups of computer equipment companies, management information systems outsourcing companies, certain "Big Five" accounting firms and general management consulting firms. The Company's competitors, which may vary depending on geographic region and the nature of the service(s) being provided, may have significantly greater financial, technical and marketing resources and generate greater revenues than the Company. Some of these same companies, from time to time, retain the Company to subcontract IT professionals for their clients' requirements.

  The principal competitive factors in the IT consulting services industry include reputation, responsiveness to client needs, the number and availability of qualified IT professionals, price, project management capability, technical expertise, size and scale of operation. The Company expects to remain competitive as a result of its (i) ability to deliver high value-add solutions oriented services through its five practice groups, (ii) ability to locate, place and retain IT professionals with strong performance capabilities and experience, and (iii) ability to provide effective management of account relationships and rapidly respond to clients' ongoing business needs.

  Intense competition also exists for viable acquisition candidates. The Company believes that its operating strategies will make it an attractive acquirer of other IT consulting services companies.


Risk Factors

  Investment in our stock has a degree of risk. Prospective investors should carefully consider the risks described below. The risks and uncertainties described below may not be the only ones we will face. Additional risks and uncertainties not presently known to us or that we currently deem not material may also impair our business operations. If any of the following risks actually occur, our business, financial condition or operating results could be materially adversely affected.

     If we fail to continue to attract and retain qualified IT professionals, it could harm our business.

  Our success depends upon our ability to attract, hire and retain IT professionals who possess the necessary skills and experience to service our clients. We continually identify, screen and retain qualified IT professionals to keep pace with client demand for rapidly evolving technologies and varying client needs. In addition, many of our IT professionals do not provide services exclusively to us. We compete for these professionals with our clients, other providers of technical services, systems integrators, providers of outsourcing services, computer systems consultants and temporary staffing companies in a variety of industry segments. Competition for individuals with proven technical skills is intense. In the past, we have experienced difficulties in identifying and retaining qualified IT professionals and, in some instances, we were unable to meet requests for services. We cannot assure you that qualified IT professionals will continue to be available to us in sufficient numbers.

     If we cannot effectively integrate all of our operating entities and acquired businesses, our growth and financial performance could suffer.

  Our growth and future financial performance depend on our ability to effectively integrate our existing operations and any future acquired businesses. Since we commenced active operations in 1996, we have acquired 25 businesses. We may not successfully integrate our existing operations on an economic or operational basis. In addition, our management group may not be able to oversee the combined entity and effectively implement our business strategy.

  We intend to continue to expand our business through the acquisition of IT consulting services businesses. We cannot assure you that we will successfully integrate acquired businesses into our infrastructure without substantial costs, delays or other operational or financial problems. Further, our ability to manage future growth will depend significantly upon the integration of our operations and any acquired businesses and our development of company-wide systems and operating procedures. Any problems we encounter in the integration process could adversely affect us. In addition, our operating results may not match or exceed the combined individual operating results achieved by our operations prior to their acquisition.

     Our success is dependent on our key personnel and our ability to hire additional management personnel at regional and corporate levels.

   Our operations are dependent on the continued efforts of our executive officers and senior management of our operating locations. We expect that we will need to hire additional management personnel at regional and corporate levels to successfully implement company-wide systems and controls at each of the operating locations. In addition, we will likely depend on the senior management of any businesses acquired in the future. If any of these people are unable or unwilling to continue in his or her present role, or if we are unable to hire, train and integrate new management personnel effectively, our business could be adversely affected. We do not currently maintain key man life insurance covering any of our executive officers or other members of senior management.

     We face pricing and margin pressure which could adversely affect our revenues and profitability.

  Many of our larger clients purchase IT services primarily from a limited number of pre-approved vendors. In order to remain on vendor lists and attract new clients, we must provide our services at competitive rates. Although we continually attempt to reduce our costs, other IT consulting services organizations and temporary placement agencies provide the same or similar services at equal or lower costs. In addition, as competition intensifies between IT consulting services providers, increased demand for qualified IT professionals may result in upward market pressure on compensation rates. Further, some of our clients require that vendors reduce rates after services have commenced. We may not be able to compete effectively on pricing or other financial requirements and, as a result, we may lose clients or fail to maintain our historical gross profit levels or operate profitably.

     Year 2000 conversion efforts may increase competition for IT professionals and disrupt demand for our services.

  As the Year 2000 approaches, many date-sensitive computer applications will fail due to an inability to properly process data beyond December 31, 1999. Businesses have had to devote significant resources to making information systems Year 2000 compliant. During 1999, our clients have been dedicating substantial resources to Year 2000 related items and, as a result, we have experienced decreased demand for our services. Since our clients may need to continue to allocate significant resources to Year 2000 issues, we may continue to face reduced demand. In addition, Year 2000 conversions may result in a significant increase in competition for IT professionals. Any increased competition or decreased demand we encounter could adversely affect us, particularly in quarters before and after January 1, 2000.

     We face intense competition which could adversely affect our revenues and profitability.

  The IT consulting services industry is highly competitive, fragmented and subject to rapid change. Our competitors include local, regional and national consulting and integration firms, professional service divisions of applications software firms and the professional service groups of computer equipment companies. We also compete with management information outsourcing companies, "Big Five" accounting firms and general management consulting firms. The majority of our competitors are smaller regional firms with a strong presence in local markets. Some of our competitors have greater technical, financial or marketing resources than we have. In addition, we intend to enter new markets and expand our service offerings through internal growth and acquisitions and we expect to encounter additional competition from established companies in these areas. Further, many large companies have recently consolidated their vendor lists to a smaller number of preferred service providers. If we are unable to adequately service these companies and become a preferred service provider, our ability to acquire new clients and retain existing clients could be adversely affected. If we cannot compete effectively in our industry, our revenues and profitability could be adversely affected.

     If we cannot implement and manage our acquisition strategy successfully, our future prospects and growth could suffer.

  We intend to continue to expand our operations through the acquisition of IT consulting services businesses. Our inability to implement and manage our acquisition strategy successfully could adversely affect our future prospects and growth. We may not be able to identify, acquire or profitably manage additional businesses without substantial costs, delays or other problems. If competition for acquisition candidates increases, the prices for attractive acquisition candidates may be bid up to higher levels. In addition, acquisitions may involve a number of special risks, including: (1) diversion of management's attention; (2) failure to retain key acquired personnel; (3) risks associated with unanticipated events, circumstances or legal liabilities; and
(4) amortization of acquired intangible assets. Some or all of these risks could adversely affect our operations and financial performance. For example, client satisfaction or performance problems at a single acquired business could adversely affect our reputation. Further, any businesses acquired in the future may not achieve anticipated revenues and earnings.

     We may have difficulty financing our future acquisitions, which could limit our growth.

  We expect to finance future acquisitions by using cash, notes and/or shares of our common stock for all or a portion of the consideration to be paid. To the extent that we issue shares of our common stock as payment for an acquisition, a material decline in the market price of our common stock could make our stock less attractive consideration. We may not have sufficient cash resources to make acquisitions and we may need to obtain additional capital through debt or equity financing to sustain our growth. We may not be able to obtain additional financing when needed on satisfactory terms, if at all. We currently have a $100 million revolving line of credit facility available for working capital and other general corporate purposes, which may include acquisitions. However, the funds available under our line of credit may not be sufficient for our needs.

     Our revenues and financial condition may be adversely affected by the loss of business from significant clients.

  Our revenue is primarily derived from services provided in response to client requests or on an assignment-by-assignment basis. Our engagements, generally billed on a time and materials or arranged fee basis, are terminable at any time by our clients, generally without penalty. In addition, for the year ended March 31, 1999, our largest client and our ten largest clients accounted for approximately 5% and 24%, respectively, of our revenues. Our clients may not continue to engage us for projects or use our services at historical levels, if at all. If we lose a major client or suffer a reduction in business, our revenue and financial condition may be adversely affected.

     Our financial results are subject to quarterly fluctuations.

  Our revenue, gross margins and operating margins for any particular quarter are generally affected by business mix and billing rates, resource requirements, marketing activities, retention rates, the timing and size of client projects and fluctuations in demand is a result of the technology market. Consequently, you should not deem our results for any quarter to be necessarily indicative of future results. In addition, any downward fluctuations in our results may cause a decline in the trading price of our common stock.

     We face potential liability due to the project nature of our business which often requires our IT professionals to work at our clients' place of business.

  Our IT professionals are often deployed in the workplace of other businesses. As a result of this activity, we could be subject to possible claims of discrimination and harassment, employment of illegal aliens or other similar claims. These types of claims could result in negative publicity for us and money damages or fines. Although we have not had any significant problems in this area, we could encounter these problems in the future.

  We are also exposed to liability for actions of our IT professionals while on assignment, including damages caused by employee errors, misuse of client-proprietary information or theft of client property. Due to the nature of our assignments and the related potential liability, we cannot assure you that insurance we maintain, if continually available, will be sufficient in amount or scope to cover a loss.

Item 2.  Properties.
         ----------

  The Company's principal executive offices and its operating subsidiaries are located in 41 facilities with an aggregate of approximately 325,000 square feet and are leased at aggregate current monthly rents of approximately $0.7 million with no lease commitment extending past the year 2006. The Company believes that its properties are adequate for its needs. Furthermore, the Company believes that suitable additional or replacement space will be available when required on terms the Company believes will be acceptable.


Item 3.  Legal Proceedings.
         -----------------

  The Company is, from time to time, a party to litigation arising in the normal course of its business. The Company is not presently subject to any material litigation.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

  No matters were submitted to a vote of security holders.

                                    PART II
                                    -------


Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         ----------------------------------------------------------------
         Matters.
         -------

         Price range of common stock

  Since February 20, 1998, the Common Stock has been listed on the NYSE under the symbol "CGZ," prior to which was listed on the NASDAQ under the symbol "COTL." The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock as reported on the NASDAQ through February 19, 1998 and includes the high and low sales price information on the NYSE subsequent to such date:

                                                                    High       Low
                                                                  --------  ---------
      1997 Fiscal Year
         April 1, 1996 through June 30, 1996....................    $21.50     $11.13
         July 1, 1996 through September 30, 1996................    $18.50     $11.75
         October 1, 1996 through December 31, 1996..............    $25.25     $15.63
         January 1, 1997 through March 31, 1997.................    $26.75     $ 8.00

      1998 Fiscal Year
         April 1, 1997 through June 30, 1997....................    $14.38     $ 7.25
         July 1, 1997 through September 30, 1997................    $20.63     $12.75
         October 1, 1997 through December 31, 1997..............    $22.88     $17.13
         January 1, 1998 through March 31, 1998.................    $29.63     $19.13

      1999 Fiscal Year
         April 1, 1998 through June 30, 1998....................    $29.63     $17.69
         July 1, 1998 through September 30, 1998................    $23.13     $10.75
         October 1, 1998 through December 31, 1998..............    $21.31     $12.50
         January 1, 1999 through March 31, 1999.................    $21.50     $ 8.88

      2000 Fiscal Year
         April 1, 1999 through June 28, 1999....................    $15.31     $ 5.63

  On June 28, 1999, the last reported sales price of the Common Stock, as reported on the NYSE, was $7.50 per share. On June 28, 1999, there were 263 stockholders of record of the Common Stock.

Item 6.  Selected Financial Data.
         ------------------------


         The selected financial data with respect to Cotelligent's consolidated statements of operations for the years ended March 31, 1996, 1997, 1998 and 1999 and with respect to the consolidated balance sheets as of March 31, 1997, 1998 and 1999 have been derived from Cotelligent's financial statements that have been audited by Arthur Andersen LLP. The selected financial data with respect to Cotelligent's consolidated balance sheets as of March 31, 1995 have been derived from unaudited financial statements which, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such data. Pro forma data for the year ended March 31, 1997 and 1998 reflect adjustments for acquisitions accounted for under the pooling-of-interests method. Additionally, the pro forma results are not necessarily indicative of the results that would have been achieved if the companies had operated on a combined basis for the periods presented.

         The following selected financial data should be read in conjunction with the financial statements, related notes and other financial information of the Company included elsewhere herein. See - "Item 7. Management's Discussion
                                                      -----------------------
and Analysis of Financial Condition and Results of Operations."
-------------------------------------------------------------

                            Selected Financial Data
                             Cotelligent, Inc. (1)
                       (In thousands, except share data)

                                             ProForma       Pro Forma
                                          --------------  --------------
                                1999         1998(2)         1997(2)          1998         1997        1996       1995
                             -----------  --------------  --------------  ------------  -----------  --------  -----------
                                           (Unaudited)     (Unaudited)                                         (Unaudited)
Statements of Operations
 Data:
 Revenues..................  $   327,234  $   244,683     $   165,417     $   244,683   $   165,417   $66,433     $44,600
 Cost of services..........      231,257      173,518         116,817         173,537       116,844    45,814      30,003
                             -----------  -----------     -----------     -----------   -----------   -------     -------
   Gross profit............       95,977       71,165          48,600          71,146        48,573    20,619      14,597
 Selling, general and
  administrative
  expenses.................       66,328       51,883          36,465          53,844        38,021    17,482      13,593
    Depreciation and
       amortization of             4,157        2,085           1,146           2,085         1,146       385         255
        goodwill
 Non-recurring
  transaction costs........            -            -               -             855         1,969         -           -
                             -----------  -----------     -----------     -----------   -----------   -------     -------
   Operating income........       25,492       17,197          10,989          14,362         7,437     2,752         749
 Other income (expense),
  net......................           81         (708)             15            (708)           15       108         (95)
                             -----------  -----------     -----------     -----------   -----------   -------     -------
 Income before provision
  for income taxes.........       25,573       16,489          11,004          13,654         7,452     2,860         654
 Provision for income
  taxes....................       10,257        6,760           4,512           7,223         3,742       248         115
                             -----------  -----------     -----------     -----------   -----------   -------     -------
Net income.................  $    15,316  $     9,729     $     6,492     $     6,431   $     3,710   $ 2,612     $   539
                             ===========  ===========     ===========     ===========   ===========   =======     =======

Earnings per share(3)
 Basic ....................        $1.09        $0.85           $0.57           $0.56         $0.33
                             ===========  ===========     ===========     ===========   ===========
 Diluted...................        $1.08        $0.84           $0.57           $0.55         $0.33
                             ===========  ===========     ===========     ===========   ===========
Weighted average shares
 outstanding
 Basic.....................   14,078,068   11,485,393      11,328,518      11,485,393    11,328,518
                             ===========  ===========     ===========     ===========   ===========
 Diluted...................   14,236,786   11,610,339      11,402,513      11,610,339    11,402,513
                             ===========  ===========     ===========     ===========   ===========

                                                                 March 31,
                                       ---------------------------------------------------------------
                                           1999            1998          1997       1996        1995
                                       -----------     -----------   -----------  ---------    -------
Balance Sheet Data:                                                                         (Unaudited)
 Working capital...........            $    28,955     $    63,799   $    15,471  $ 20,491     $ 2,091
 Total assets..............                176,880         118,559        45,167    39,472      10,545
 Long-term debt, less
  current portion..........                 28,191             199           648       706         304
 Stockholders' equity......                107,833          90,339        23,137    21,462       2,265

(1) On February 20, 1996, Cotelligent acquired four businesses, the "Initially Acquired Companies" simultaneously with the IPO. Prior to that date, Cotelligent was a non-operating entity. The operating results of the Initially Acquired Companies have been included since the date of acquisition. During fiscal 1997 and 1998, the Company acquired ten businesses accounted for under the pooling-of-interests method (the "Pooled Companies") and has restated its financial statements for all periods to present financial data as if Cotelligent and the Pooled Companies had always been members of the same operating group. In addition, during fiscal 1997, 1998 and 1999, the Company acquired eleven businesses accounted for under the purchase method (the "Purchased Companies"). The consolidated financial statements include the operating results of the Purchased Companies subsequent to their respective acquisition dates.
(2) Pro forma data reflect adjustments for the acquisitions of the Pooled Companies including compensation differentials to former owners and employees ($1,556 for the year ended March 31, 1997 and $1,964 for the year ended March 31, 1998), termination of contributions to retirement plans ($27 for the year ended March 31, 1997 and $19 for year ended March 31, 1998), removal of non-recurring transaction costs associated with the Pooled Companies ($1,969 for the year ended March 31, 1997 and $855 for the year ended March 31, 1998), and income taxes as if the entities were combined and subject to a 41% effective federal and state statutory rate throughout the periods presented. Pro forma results, including the Purchased Companies as if they were acquired on April 1, 1997, as adjusted for interest expense on cash consideration and amortization of goodwill are: Revenues - $294,153 and $363,450, Net Income - $10,275 and $16,107 and
     Diluted Earnings Per Share - $0.80 and $1.07 for the year ended March 31, 1998 and the year ended March 31, 1999, respectively. See Note 3 to Consolidated Financial Statements.
(3) Earnings per share for the years ended March 31, 1995 and 1996 has not been presented because the issuance of shares of Common Stock sold in the IPO and the inclusion of the results of the Initially Acquired Companies are not reflected in any period prior to February 20, 1996.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations.
--------------

     Cotelligent was formed in February 1993 to acquire, own and operate IT consulting services businesses. Cotelligent acquired four companies simultaneously with its IPO. Prior to this date, Cotelligent was a non-operating entity.

     During fiscal 1997 and 1998, the Company acquired ten businesses accounted for under the pooling-of-interests method (the "Pooled Companies"). Accordingly, the Selected Financial Data of Cotelligent for the years ended March 31, 1995, 1996, 1997 and 1998 have been restated in accordance with generally accepted accounting principles to present the financial data as if Cotelligent and the Pooled Companies had always been members of the same operating group.

     In addition, during fiscal 1997, 1998, and 1999, the Company acquired eleven businesses accounted for under the purchase method (the "Purchased Companies"). Accordingly, the Selected Financial Data of Cotelligent includes the operating results of these acquisitions subsequent to their respective acquisition date.

     Pro forma data reflect adjustments for the Pooled Companies, including compensation differentials to former owners and employees, termination of contributions to retirement plans, removal of non-recurring transaction costs associated with the Pooled Companies and income taxes as if the entities were combined and subject to the effective federal and state statutory tax rates of approximately 41% throughout the periods presented.

     The Company derives substantially all of its revenues from IT consulting and outsourcing service activities. The majority of these activities are provided under "time and materials" billing arrangements, and revenues are recorded as work is performed. Revenues are directly related to the total number of hours billed to clients and the associated hourly billing rates. Hourly billing rates are established for each service provided and are a function of the type of work performed and the related skill level of the consultant. The Company's principal costs are professional compensation directly related to the performance of services and related expenses. Gross profits (revenues after professional compensation and related expenses) are primarily a function of hours billed to clients per professional employee or consultant, hourly billing rates of those employees or consultants and employee or consultant compensation relative to those billing rates. Gross profits can be adversely impacted if services provided cannot be billed, if the Company is not effective in managing its service activities, if fixed-fee engagements (which historically have not constituted a significant portion of total revenues) are not properly priced, if consultant cost increases exceed bill rate increases or if there are high levels of unutilized time (work activities not chargeable to clients or unrelated to client services) of full-time salaried service professional employees.
Operating income (gross profit less selling, general and administrative expenses) can be adversely impacted by increased administrative staff compensation and expenses related to growing and expanding the Company's business, which may be incurred before revenues or economies of scale are generated from such investment. In addition, the Company's solutions oriented services, technology solutions, alliance services and network services, require a higher level of selling, general and administrative infrastructure in order to generate revenue. If the Company is unable to generate sufficient revenue from these activities, operating income may be adversely affected.

     As part of its strategic plan, the Company intends to acquire other IT consulting services businesses. Should the Company be successful in acquiring such businesses, periods subsequent to the completion of an acquisition could be adversely impacted by costs and activities associated with the assimilation and integration of the acquired company. In addition, there can be no assurance that the acquired company will meet its revenue or profit expectations following the acquisition. If the Company is unsuccessful in its acquisition program, the period in which such opportunities are written off could be adversely impacted by costs associated with such opportunity.

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

                                                         Year Ended March 31,
                                       -------------------------------------------------------
                                                     ProForma     ProForma
Statement of Operations Data:             1999        1998 (1)    1997 (1)      1998     1997
                                       ----------   ----------  -----------   -------  -------
Revenues.............................      100.0%       100.0%       100.0%    100.0%    100.0%
Cost of services.....................       70.7         70.9         70.6      70.9      70.6
                                       ----------   ----------  -----------   -------  -------
Gross profit.........................       29.3         29.1         29.4      29.1      29.4
Selling, general and
administrative expenses.............        20.2         21.2         22.0      22.0      23.0
Depreciation and amortization of
goodwill.............................        1.3          0.9          0.7       0.9       0.7
Non-recurring transaction
costs................................          -            -            -       0.3       1.2
                                       ----------   ----------  -----------   -------  -------
Operating income.....................        7.8          7.0          6.7       5.9       4.5
Other expense income (expense),
net..................................         -          (0.3)           -      (0.3)        -
                                       ----------   ----------  -----------   -------  -------
Income  before provision
for income taxes.....................        7.8          6.7          6.7       5.6       4.5
Provision for income
taxes................................        3.1          2.8          2.7       3.0       2.3
                                       ----------   ----------  -----------   -------  -------
Net income ..........................        4.7%         3.9%         4.0%      2.6%      2.2%
                                       ==========   ==========  ===========   =======  =======

(1) Pro forma data reflect adjustments for the acquisitions of the Pooled Companies including compensation differentials to former owners and employees, termination of contributions to retirement plans, removal of non-recurring transaction costs associated with the Pooled Companies and income taxes as if the entities were combined and subject to a 41% effective federal and state statutory rate throughout the periods presented.

Year Ended March 31, 1999 Compared to Year Ended March 31, 1998

     Revenues. Revenues increased in fiscal 1999 by $82.5 million, or 33.7%, to $327.2 million from $244.7 million for fiscal 1998. The increase was primarily due to a 23.7% increase in client service hours to 4.7 million hours from 3.8 million hours, and a 8.6% increase in the average billing rate to $68.06 from $62.67 in the comparable period of fiscal 1998. The increase in revenues was also attributable to the inclusion of revenues of the companies acquired under the purchase method of accounting during fiscal 1999 ("Fiscal Year 1999 Purchases").

     Gross Profit. Gross profit increased $24.9 million, or 35.0%, to $96.0 million during 1999 from $71.1 million in fiscal 1998 primarily as a result of an increase in client service hours and the inclusion of the Fiscal Year 1999 Purchases. Gross profit as a percentage of revenues increased to 29.3% of revenues from 29.1% of revenues primarily due to change in the mix of services.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $12.5 million, or 23.2%, to $66.3 million from $53.8 million in fiscal 1998. The increase was primarily due to staff added to support growth, additional locations, installation of a company-wide network and associated costs to maintain these systems, growth in the Technology Solutions, Alliance Services, Network Services and IT Education practices which requires a greater selling, general and administrative infrastructure, as well as incremental costs of Cotelligent's corporate activities. Selling, general and administrative expenses decreased as a percentage of revenues to 20.2% of revenues in fiscal 1999 from 22.0% in fiscal 1998 reflecting greater operating efficiencies and a larger revenue base. The Company cannot be certain that such efficiencies can be sustained in the near term as it integrates the acquired entities, expands geographically and acquires other companies.

     On a pro forma basis, selling, general and administrative expenses increased $14.4 million, or 27.8%, to $66.3 million from $51.9 million in fiscal 1998. The increase was primarily due to the inclusion of the Purchased Companies and increased compensation to existing staff, plus staff added to support anticipated growth, additional occupancy costs and an increased level of corporate activities. Pro forma selling, general and administrative expenses decreased as a percentage of revenues to 20.2% in 1999 from 21.2% in 1998 reflecting greater operating efficiencies and a larger revenue base. The Company cannot be certain that such efficiencies can be sustained in the near term as it integrates the acquired entities, expands geographically and acquires other companies.

     In fiscal 1998, selling, general and administrative expenses on a pro forma basis were $51.9 million, or 21.2% of pro forma revenues, and historical selling, general and administrative expenses were $53.8 million, or 22.0% of historical revenues. The reduced selling, general and administrative expenses on a pro forma basis reflect a reduction in executive compensation arrangements in connection with the Pooled Companies.

     Depreciation and amortization of goodwill. Depreciation and amortization of goodwill increased $2.1 million, or 99.4%, from $2.1 million in fiscal 1998 primarily due to an increase in amortization of goodwill from Fiscal Year 1999 Purchases and the full year effect of amortization of goodwill from business acquired in fiscal 1998, together with increased depreciation on new computer equipment installed at newly acquired businesses and depreciation of company-wide systems placed in service at the end of the fiscal 1998.

     Non-Recurring Transaction Costs.   Non-recurring transaction costs include
expenditures associated with the acquisition of four Pooled Companies during fiscal 1998 and are expensed as incurred on a historical cost basis.

     Other Income (Expense). Other income (expense) primarily consists of interest income, net of interest expense. Interest income, net of interest expense increased $0.8 million to $0.1 million in fiscal 1999 primarily due to earnings from investment of the proceeds from the public offering completed in March 1998.

     Provision for Income Taxes. Provision for income taxes was $10.3 million, or an effective tax rate of 40.1% of pre-tax income for fiscal 1999, compared to income taxes of $7.2 million, or an effective rate of 52.9% of pre-tax income for fiscal 1998. The decrease in the effective tax rate is primarily due to the investment in tax free instruments from the proceeds of the public offering, completed in March of 1998, and the termination of S Corporation status of certain acquisitions accounted for under the pooling-of-interest method and/or the requirement to change from the cash basis to the accrual basis of accounting for tax purposes at the date of acquisition and the non-deductibility of certain non-recurring transaction costs.

     On a pro forma basis the provision for income taxes was $6.8 million in 1998, or an effective tax rate of 41.0% of pro forma pre-tax income. The primary difference between the Company's historical and pro forma effective tax rates was related to the termination of certain Pooled Companies' S corporation election and the non-deductibility of certain non-recurring transaction costs.

Year Ended March 31, 1998 Compared to Year Ended March 31, 1997

     Revenues.   Revenues increased $79.3 million, or 47.9%, to $244.7 million during fiscal 1998 from $165.4 million for fiscal 1997. The increase was primarily due to a 35.7% increase in client service hours to 3.8 million from
2.8 million hours, and a 9.2% increase in the average billing rate to $62.67 from $57.38 in the comparable period of fiscal 1997. The increase in revenues was also attributable to the inclusion of revenues of the companies acquired under the purchase method of accounting during fiscal 1998 ("Fiscal Year 1998 Purchases").

     Gross Profit. Gross profit increased $22.6 million, or 46.5%, to $71.1 million during 1998 from $48.6 million primarily as a result of an increase in client service hours and the inclusion of the Fiscal Year 1998 Purchases. Gross profit as a percentage of revenues decreased to 29.1% of revenues from 29.4% primarily due to the inclusion of the Fiscal Year 1998 Purchases and certain Pooled Companies with lower gross margins.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $15.8 million, or 41.6%, to $53.8 million for fiscal 1999 from $38.0 million in fiscal 1997. The increase was primarily due to staff added to support growth, additional locations, installation of a company-wide network and associated costs to maintain these systems as well as incremental costs of Cotelligent's corporate activities. Selling, general and administrative expenses decreased as a percentage of revenues to 22.0% of revenues in fiscal 1998 from 23.0% in fiscal 1997.

     On a pro forma basis, selling, general and administrative expenses increased $15.4 million, or 42.3%, to $51.9 million in 1998 from 1997. The increase was primarily due to increased staff from Purchased Companies and increased compensation to existing staff, plus staff added to support anticipated growth, additional occupancy costs and an increased level of corporate activities. Pro forma selling, general and administrative expenses decreased as a percentage of revenues to 21.2% in 1998 from 22.0% in 1997 reflecting greater operating efficiencies and a larger revenue base. The Company cannot be certain that such efficiencies can be sustained in the near term as it integrates the acquired entities, expands geographically and acquires other companies.

     In fiscal 1998, selling, general and administrative expenses on a pro forma basis were $51.9 million or 21.2% of pro forma revenues and historical selling, general and administrative expenses were $53.8 million, or 22.0% of historical revenues. The reduced selling, general and administrative expenses on a pro forma basis reflect a reduction in executive compensation arrangements in connection with the Pooled Companies.

     Depreciation and amortization of goodwill. Depreciation and amortization of goodwill increased $0.9 million, or 81.9% from $1.1 million primarily due to an increase in amortization of goodwill from the Fiscal Year 1998 Purchases and the full year effect of amortization of goodwill from business acquired in fiscal 1997 together with increased depreciation on new computer equipment installed at newly acquired businesses.

     Non-recurring Transaction Costs. Non-recurring transaction costs include expenditures associated with the acquisition of six Pooled Companies acquired in 1997 and four Pooled Companies acquired during 1998 and are expensed as incurred on a historical cost basis.

     Other Income(Expense). Other income (expense) consists primarily of interest income net of interest expense. Interest expense, net of interest income increased $0.7 million to $0.7 million in fiscal 1998 primarily due to a reduction in cash balances to fund growth and acquisition activity.

     Provision for Income Taxes.   Provision for income taxes was $7.2 million,
or an effective tax rate of 52.9% of pre-tax income for fiscal 1998 compared to income taxes of $3.7 million, or an effective rate of 50.2% of pre-tax income for 1997. The increase in the effective tax rate is due to an increase in federal rate from 34% to 35% and certain non-recurring transaction costs which are non-deductible for tax purposes.

     On a pro forma basis the provision for income taxes was $4.5 million in 1997, or an effective tax rate of 41.0% of pro forma pre-tax income. The primary difference between the Company's historical and pro forma effective tax rates is related to the termination of certain Pooled Companies' S corporation election, and the non-deductibility of certain non-recurring transaction costs.

Quarterly Operating Results 1999 through 1997

     The Company's results of operations may fluctuate significantly from quarter to quarter. Revenues are generated from services provided in response to client requests or events that occur without notice, and the Company's engagements, generally billed on a time and materials basis, are terminable at any time by clients. Revenues and operating margins for any particular quarter are generally affected by staffing mix, resource requirements and the timing and size of engagements, and the results for any particular quarter are not necessarily indicative of results for any other period. Quarterly results of operations for the years ended March 31, 1999, 1998 and 1997 are summarized below. See "--Risk Factors -- Our financial results are subject to quarterly fluctuations."

------------------------------------------------------------------------------------------------------------------------------
                                   Year Ended March 31, 1999                         Year Ended March 31, 1998
                    ----------------------------------------------------------------------------------------------------------
                          First       Second        Third      Fourth       First       Second         Third         Fourth
                         Quarter      Quarter      Quarter     Quarter     Quarter      Quarter       Quarter       Quarter
                    ----------------------------------------------------------------------------------------------------------
Revenues                  $73,049      $79,729      $83,849    $90,607      $54,304      $58,566       $63,111        $68,702
Gross profit               20,867       23,812       24,319     26,979       16,117       17,327        18,381         19,321
Operating income            5,437        6,180        6,717      7,158        3,155        3,455         2,767          4,985
Net income (loss)           3,516        3,846        3,946      4,008        1,810        2,030          (138)         2,729
------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------
                                  Year Ended March 31, 1997
o--------------------------------------------------------------------------
                       First        Second         Third        Fourth
                      Quarter      Quarter        Quarter      Quarter
                      ---------------------------------------------------
Revenues               $36,103       $39,658       $42,534       $47,122
Gross profit            10,540        12,352        12,430        13,251
Operating income         1,651         2,047         2,417         1,322
Net income (loss)          415         1,489         1,587           219
--------------------------------------------------------------------------

     The net loss for the third quarter, fiscal 1998 was due to non-recurring transaction costs associated with acquiring businesses under the pooling-of-interests method and an increase in the provision for income taxes due to the non-deductibility of certain non-recurring transaction costs and taxes related to the termination of certain Pooled Companies' S corporation election.

Liquidity and Capital Resources

     The Company has financed its growth principally through cash flows from operations, periodic borrowing under its credit facilities, the use of the net proceeds from its IPO in February 1996, and the Company's public offering of common stock completed in March 1998. On September 12, 1997, the Company entered into a $40 million revolving line of credit facility (the "Credit Line"). The Credit Line was increased to $100 million on March 12, 1999. Interest rate options include base borrowings at the lender's prime rate and term loans at LIBOR plus an applicable margin. The Company believes its existing sources of liquidity and funds generated from operations will provide adequate cash to fund its anticipated cash working capital needs at least through the next year.

     The Company's primary sources of liquidity are cash balances, the Credit Line and the collection of its accounts receivable. Accounts receivable have
increased as the Company's operations have grown.   Total receivables were 61
and 72 days of revenue at March 31, 1999 and 1998, respectively. Should the Company be unable to bill and collect for its services on a timely basis, the Company could draw upon available cash or existing credit facilities to finance its operations.

     Cash provided from operating activities was $13.4 million for 1999. The Company supplemented cash provided by operations with borrowings on the Credit Line. At March 31, 1999, the Company had an outstanding balance of $28.0 million under the Credit Line.

     At March 31, 1999, the Company had $1.0 million in cash and cash equivalents, as compared to $40.5 million at March 31, 1998. At March 31, 1999, the Company had $28.4 million in long and short-term debt as compared to $0.4 million at March 31, 1998. The decrease in cash and cash equivalents and the increase in long-term debt is primarily related to use of cash to complete acquisitions and the Company's stock repurchase program. At March 31, 1999, the Company had long-term capital lease obligations and other notes outstanding in the amount of $0.5 million. The current installments of the long-term capital lease obligations and other notes were $0.2 million at March 31, 1999.

     On May 29, 1998 the Company registered 4 million shares of its common stock to be used in connection with merger and acquisition activities.

Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk related to changes in interest rates. The following table provides information about the financial investments that are market sensitive.

                                                               Expected Maturities
                                 ---------------------------------------------------------------------------
Liabilities                      2000      2001      2002      2003           2004      Thereafter     Total
Revolving/Term Facility             -         -         -         -       100.0 (1)              -     100.0

(1) The Revolving/Term Facility terminates in March 2004. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 6 to the Notes to the Consolidated Financial Statements. The interest rate is tied to the lender's base rate, the federal funds effective rate or LIBOR, as defined in the Agreement.

Year 2000 Considerations

     The Company relies on information technology ("IT") for its day-to-day business operations. The Company's IT Division ("ITD") provides IT services on a company-wide basis. Services vary from WAN connections between each location and data centers to location specific items such as servers, workstations, and software. Year 2000 ("Y2K") issues relating to this are broad and complex. ITD's Y2K readiness effort is concentrated on mission critical systems. Mission critical systems include, but are not limited to hardware, software, strategic system applications, and WAN connectivity.

     ITD uses an eight-step process to help identify, process, and implement the necessary changes to the IT infrastructure of the Company. This process was necessary for ITD to modify, replace, or remove all non-Y2K ready hardware and software so that the systems currently in place will understand and recognize dates that start from January 1, 2000 and beyond. ITD is confident the modifications made during this process will alleviate Y2K issues. However, the Company's operations may be materially adversely affected if these changes are not completed properly in a timely manner.

     ITD follows these eight steps for Y2K readiness: awareness, discovery, assessment, planning, remediation, testing, integration, and contingency planning. All steps have been completed, except for integration and contingency planning.

     ITD's effort on mission critical systems ("IT Systems") is nearing completion. ITD has inventoried and assessed all IT Systems that are affected by possible Y2K issues. Remediation has been completed on all IT Systems. Testing on our remediated solutions has been completed; however, general testing of systems will be an ongoing process.

     ITD's non-IT Systems includes the telephone system, security system (data center specific), and building services (air conditioning, main entry security, elevators, electricity, etc.). Our telephone system and data center specific security system is Y2K ready. The ITD's building services provider has assured ITD that readiness would be attained by the end of June 1999.

     ITD has identified key third party vendors and suppliers and has requested Y2K readiness reports from them.

     In preparing for the contingency plans, ITD has taken the following steps. They are, but are not limited to, maintaining additional standard hardware equipment, securing extra diesel fuel for the backup generator located at the Company's data center in Kirland, WA, creating alternative entry ways to the data centers, plan for alternative company wide communication (not cellular or land lines), prearranging alternative operating locations, replacing non-Y2K ready suppliers and vendors, outlining manual procedures for mission critical operations, trouble-shooting methods for bringing failed systems back on line, and holding mock trials of Y2K problem scenarios. ITD expects to achieve Y2K readiness, with reasonable certainty, by June 30, 1999.

     The Company plans to spend approximately $0.3 million on Y2K issues in fiscal 2000. The majority of these costs will be to replace non-Y2K ready workstations and for travel to locations for Y2K related assistance. Other costs such as litigation and costs of lost business are currently unknown.

     It is possible that non-Y2K ready systems from vendors, suppliers, customers, and other third party vendors could adversely affect the Company. Also, the cost of litigation, loss of business, and other Y2K liabilities, if any, may affect the Company's ability to do business. However, ITD believes, with the Company's Y2K preventive measures, the effects of a Y2K "shutdown" will be minimal to both IT and non-IT Systems utilized by the Company.

Recently Issued Accounting Standards

     In 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 modifies the method of accounting for derivative instruments. This statement is effective for financial statements for periods beginning after June 15, 1999, and it is likely the effective date of the pronouncement will be postponed for one year.

     In 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The adoption of SOP 98-1 will require the Company to modify its method of accounting for software developed or obtained for internal use to capitalize certain internal costs that are presently expensed as incurred. This statement is effective for financial statements for periods beginning after December 15, 1998.

     The Company does not believe that adoption of SFAS No. 133 or SOP 98-1 will have a material impact on its financial position, results of operations or disclosures.

Subsequent Events

     In accordance with SFAS No. 121, the Company considers, among other factors, deterioration of operating performance or significant loss of client base to be indicators of potential impairment of long-term assets. Subsequent to March 31, 1999, the Company recognized an impairment of goodwill when the future undiscounted cash flows were estimated to be less than the asset's related carrying value. The pre-tax non-cash charge is estimated to be approximately $20.0 million.

     In addition, as part of the Company's reorganization into five practice groups, the Company identified opportunities to align its operating structure by closing certain of its redundant facilities and rationalizing headcount to conform to the Company's new operating structure. Accordingly, the Company adopted a restructuring plan, which will result in a pre-tax restructuring charge of approximately $4.2 million. As the Company's reorganization plan proceeds, the amount of the restructuring charge could increase.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Cotelligent, Inc.:

     We have audited the accompanying consolidated balance sheets of Cotelligent, Inc. (a Delaware Corporation) and subsidiaries as of March 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the three years ended March 31, 1999 and 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cotelligent, Inc. and subsidiaries as of March 31, 1999 and 1998, and the results of their operations, and their cash flows for the three years ended March 31, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.

                                          /s/ Arthur Andersen LLP

San Francisco, California
April 26, 1999

                               COTELLIGENT, INC.
                               -----------------

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                  March 31,
                                                                   --------------------------------------
                                                                          1999                 1998
                                                                   ----------------     -----------------
ASSETS
Current assets:
  Cash and cash equivalents...................................          $       972          $     40,528
  Accounts receivable, including unbilled accounts of $9,331
      And $10,120 and net of allowance for doubtful accounts
      of $1,449 and $2,123 respectively.......................               62,087                48,982
  Deferred tax assets.........................................                  960                     -
  Prepaid expenses and other..................................                4,971                 2,292
                                                                   ----------------     -----------------
    Total current assets......................................               68,990                91,802
Property and equipment, net...................................               11,405                 7,568
Goodwill, net of accumulated amortization of $1,861 and
      $359, respectively......................................               95,200                18,106
Notes receivable from officers................................                  191                   230
Other assets..................................................                1,094                   853
                                                                   ----------------     -----------------
    Total assets..............................................          $   176,880          $    118,559
                                                                   ================     =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term debt and current maturities of long-term debt....          $       236          $        192
  Accounts payable............................................                9,399                 4,344
  Accrued compensation and related payroll liabilities........               17,238                15,268
  Income taxes payable........................................                5,702                 3,171
  Deferred tax liabilities....................................                    -                   503
  Other accrued liabilities...................................                7,460                 4,525
                                                                   ----------------     -----------------
    Total current liabilities.................................               40,035                28,003
Long-term debt................................................               28,191                   199
Deferred tax liabilities......................................                  821                     -
Other long-term liabilities...................................                    -                    18
                                                                   ----------------     -----------------
    Total liabilities.........................................               69,047                28,220
                                                                   ----------------     -----------------

Stockholders' equity:
  Preferred Stock, $0.01 par value; 500,000 shares authorized,
  no shares issued or outstanding.............................                    -                     -
  Common Stock, $0.01 par value; 100,000,000 shares
   authorized, 13,656,031 and 14,057,884 shares
   issued and outstanding, respectively.......................                  137                   141
  Additional paid-in capital..................................               82,517                80,335
  Retained earnings...........................................               25,179                 9,863
                                                                   ----------------     -----------------
    Total stockholders' equity................................              107,833                90,339
                                                                   ----------------     -----------------
    Total liabilities and stockholders' equity................             $176,880              $118,559
                                                                   ================     =================

 The accompanying notes are an integral part of these consolidated financial statements.

                               COTELLIGENT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except share data)


                                                                                  Year Ended March 31,
                                                             -----------------------------------------------------------------
                                                                  1999                    1998                      1997
                                                             ---------------          ---------------          ---------------

Revenues............................................         $       327,234          $       244,683          $       165,417
Cost of services....................................                 231,257                  173,537                  116,844
                                                             ---------------          ---------------          ---------------
Gross profit........................................                  95,977                   71,146                   48,573
Selling, general and administrative expenses........                  66,328                   53,844                   38,021
Depreciation and amortization of goodwill...........                   4,157                    2,085                    1,146
Non-recurring transaction costs.....................                       -                      855                    1,969
                                                             ---------------          ---------------          ---------------
                                                                      25,492                   14,362                    7,437

Other income (expense):
Interest expense....................................                    (542)                    (725)                    (571)
Interest income.....................................                     694                       51                      356
Other...............................................                     (71)                     (34)                     230
                                                             ---------------          ---------------          ---------------
   Total other income (expense).....................                      81                     (708)                      15
                                                             ---------------          ---------------          ---------------

Income before income taxes..........................                  25,573                   13,654                    7,452
Provision for income taxes..........................                  10,257                    7,223                    3,742
                                                             ---------------          ---------------          ---------------
Net income..........................................         $        15,316          $         6,431          $         3,710
                                                             ===============          ===============          ===============
Earnings per share
   Basic............................................         $          1.09          $          0.56          $          0.33
                                                             ===============          ===============          ===============
   Diluted..........................................         $          1.08          $          0.55          $          0.33
                                                             ===============          ===============          ===============
Weighted average shares outstanding
   Basic............................................              14,078,068               11,485,393               11,328,518
                                                             ===============          ===============          ===============
   Diluted..........................................              14,236,786               11,610,339               11,402,513
                                                             ===============          ===============          ===============

  The accompanying notes are an integral part of these consolidated financial statements.

                               COTELLIGENT, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)


                                                                                  Additional
                                                                                   Paid-In          Retained            Total
                                                    Shares         Amount          Capital          Earnings           Equity
                                                 ------------   ------------   --------------    --------------    ---------------
Balance at March 31, 1996......................    10,661,529           $107         $ 18,552           $ 2,803           $ 21,462
    Issuance of Common Stock...................       610,872              6              463                 -                469
    Tax benefit on stock options exercised                  -              -              295                 -                295
  Dividends/distributions of certain Pooled
       Companies prior to acquisition..........             -              -             (423)           (2,246)            (2,669)
    Retained Earnings of immaterial Pooled
       Companies acquired in fiscal 1997                    -              -                -              (187)              (187)
    Adjustments to conform year-ends of
       Pooled Companies:
       Capital contribution....................             -              -              159                 -                159
       Net income..............................             -              -                -               (12)               (12)
       Dividends...............................             -              -                -               (90)               (90)
    Net income.................................             -              -                -             3,710              3,710
                                                 ------------   ------------   --------------    --------------    ---------------
Balance at March 31, 1997.....................     11,272,401            113           19,046             3,978             23,137
    Issuance of Common Stock, net of costs....      2,785,483             28           60,961                 -             60,989
    Tax benefit on stock options exercised                  -              -              328                 -                328
    Dividends/distributions of Pooled
     Companies prior to acquisition............             -              -                -              (546)              (546)

    Net income.................................             -              -                -             6,431              6,431
                                                 ------------   ------------   --------------    --------------    ---------------
Balance at March 31, 1998......................    14,057,884            141           80,335             9,863             90,339
Issuance of Common Stock, net of costs.........     1,359,747             14           24,271                 -             24,285
Tax benefit on stock options exercised.........             -              -              140                 -                140
Repurchase of Common Stock                         (1,761,600)           (18)         (22,229)                -            (22,247)
Net income.....................................             -              -                -            15,316             15,316
                                                 ------------   ------------   --------------    --------------    ---------------
Balance at March 31, 1999                          13,656,031           $137         $ 82,517           $25,179           $107,833
                                                 ============   ============   ==============    ==============    ===============

  The accompanying notes are an integral part of these consolidated financial statements.

                               COTELLIGENT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                                                           Year Ended March 31,
                                                                      -----------------------------------------------
                                                                           1999             1998              1997
                                                                      -------------     -----------       -----------
Cash flows from operating activities:
Net income..........................................................   $    15,316         $  6,431          $  3,710
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization..................................         4,157            2,085             1,146
     Deferred income taxes, net.....................................          (646)            (204)              297
     Loss on disposal of property and equipment.....................            66               27                 -
     Provision for doubtful accounts................................         1,525            1,408               472
     Changes in current assets and liabilities:
        Accounts receivable.........................................        (7,994)         (14,921)          (11,979)
        Prepaid expenses and other current assets...................        (2,052)            (960)             (325)
        Accounts payable and accrued expenses.......................           889            7,413             6,023
        Income taxes payable........................................         2,155            2,709              (297)
     Changes in other assets........................................            13             (560)             (276)
     Changes in long-term liabilities...............................           (18)             (13)             (911)
                                                                       ---------------     -----------      -----------
        Net cash provided by (used in) operating activities...              13,411            3,415            (2,140)
Cash flows from investing activities:
 Proceeds from sale of assets.......................................            25              174                 -
 Purchase of businesses, net of cash of acquired companies..........       (53,721)          (9,674)           (2,915)
 Purchases of property and equipment................................        (5,753)          (3,570)           (4,394)
                                                                       ---------------     -----------      -----------
        Net cash used in investing activities.......................       (59,449)         (13,070)           (7,309)
Cash flows from financing activities:
 Net proceeds from long-term debt...................................        27,836                -                 -
 Principal payments on long-term debt...............................             -             (595)             (427)
 Payments on capital lease obligations..............................           128             (180)             (185)
 Dividends and distributions........................................             -             (546)           (2,672)
 Net borrowings (repayments) on short-term debt.....................        (1,224)          (4,086)              443
 Repayments on loans with former related parties....................             -                -              (417)
 Net proceeds from issuance of common stock.........................         1,989           52,686               469
 Repurchase of common stock.........................................       (22,247)               -                 -
 Net change in cash due to conforming fiscal year end of
    Pooled Companies................................................             -                -               201
                                                                       ---------------     -----------      -----------
    Net cash provided by (used in) financing activities.............         6,482           47,279            (2,588)
                                                                       ---------------     -----------      -----------
 Net increase (decrease) in cash and cash equivalents...............       (39,556)          37,624           (12,037)
 Cash and cash equivalents at beginning of period...................        40,528            2,904            14,941
                                                                       ---------------     -----------      -----------
 Cash and cash equivalents at end of period.........................   $       972         $ 40,528          $  2,904
                                                                       ===============     ===========      ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                               COTELLIGENT, INC.

                                (In thousands)

                                                                                      Year Ended March 31,
                                                                      ---------------------------------------------------
                                                                            1999               1998              1997
                                                                      --------------     --------------     -------------
Supplemental disclosures of cash flow information:
    Interest paid................................................           $   444             $  884            $  570
    Income taxes paid............................................             8,744              5,597             3,460
Fair Market value of Common Stock issued to acquire business                 21,336              7,464                 -
Non-cash investing and financing transactions:
    Capital lease obligations incurred ..........................                 -                  -               188
    Net liabilities of immaterial Pooled Companies...............                 -                  -               187

  The accompanying notes are an integral part of these consolidated financial statements.

                               COTELLIGENT, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)


Note 1 - Business Organization and Basis of Presentation

     Cotelligent, Inc. ("Cotelligent" or the "Company") was formed in February 1993 to acquire, own and operate software professional services businesses specializing in providing information technology ("IT") consultants on a contract basis and consulting and outsourcing services to businesses with complex IT operations. Subsequent to formation, the Company was inactive until February 1996 when it completed its initial public offering and commenced acquiring and operating businesses. Since that date, the Company has acquired 25 IT professional service businesses. All of the businesses acquired have operations substantially the same as the Company. These financial statements include the accounts of Cotelligent, Inc. and its subsidiaries.

     The Company is currently organized in five practice groups including Technology Solutions, Professional Services, Alliance Services, Network Services and IT Education and operates 32 offices in 27 metropolitan areas across the United States along with international consultant recruiting offices in Brazil and the Philippines. At March 31, 1999, the Company had approximately 3,300 employees, including technical staff of 2,750 IT professional consultants providing services to approximately 900 clients across a broad spectrum of industries

Note 2 - Summary of Significant Accounting Policies

  Basis of Presentation

     The accompanying consolidated financial statements and related notes to consolidated financial statements include the accounts and results of Cotelligent, Inc., and includes those companies acquired utilizing the purchase method of accounting from their respective acquisitions dates and give retroactive effect to the results of companies acquired utilizing the pooling-of-interests method of accounting for all periods presented. All significant intercompany transactions and accounts have been eliminated.

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

  Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. Receivables arising from services provided to clients are not collateralized and accordingly, the Company performs ongoing credit evaluations of its clients to reduce the risk of loss and provides a reserve for potentially uncollectible accounts.

                               COTELLIGENT, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)

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

  Goodwill

     Goodwill represents the excess of cost over fair value of net tangible assets acquired through acquisitions and is being amortized on a straight-line basis over the period of 30 years. On a periodic basis, management reviews goodwill to assess potential impairment. Impairment is measured by comparing undiscounted cash flow expected to be generated by the underlying asset to the assets carrying value. If the undiscounted cash flow is less than the carrying value, the asset is reduced to its fair value.

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

  Revenue Recognition

     Revenue is recognized as services are performed. Revenues on fixed price contracts are recognized on a percentage-of -completion basis. Unbilled receivables represent revenue recognized on services performed which have not been billed.

  Income Taxes

     The Company accounts for income taxes using an asset and liability approach requiring the recognition of deferred tax assets and liabilities for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

     Certain businesses acquired by the Company elected to be treated as S corporations for federal and state income tax purposes prior to acquisition by the Company. Accordingly, any tax liabilities of these businesses were the responsibility of the respective stockholders. These S corporation elections terminated upon merger with Cotelligent.

  Earnings Per Share

     Basic earnings per share was calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share includes the impact of dilutive common stock options outstanding.

                               COTELLIGENT, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)


  Recent Accounting Pronouncements

     In 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 modifies the method of accounting for derivative instruments. This statement is effective for financial statements for periods beginning after June 15, 1999, and it is likely the effective date of the pronouncement will be postponed for one year.

     In 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The adoption of SOP 98-1 will require the Company to modify its method of accounting for software developed or obtained for internal use to capitalize certain internal costs that are presently expensed as incurred. This statement is effective for financial statements for periods beginning after December 15, 1998.

     The Company does not believe that adoption of SFAS No. 133 or SOP 98-1 will have a material impact on its financial position, results of operations or disclosures.

Note 3 - Business Combinations

  Pooling-of-Interests Method

     During fiscal 1998 and 1997, the Company issued 1,541,615 shares of common stock to acquire four companies and 3,435,211 shares of common stock to acquire six companies, respectively, in acquisitions accounted for under the pooling-of-interests method. Accordingly, the Company's consolidated financial statements have been restated for all material poolings in accordance with generally
accepted accounting principles for all periods presented.   There were no
acquisitions accounted for as poolings during fiscal 1999.

     Commencing on April 1, 1997, the year ends of the fiscal 1998 pooled companies were changed to March 31, resulting in a decrease to retained earnings of $12 during fiscal 1997, represented by revenues of $8,624 and costs and expenses of $8,636 for the year ending March 31, 1997.

     During the year ended March 31, 1998, businesses acquired as poolings recognized revenues of $23,222 and net income of $354 in the period prior to acquisition by the company. These acquisitions resulted in an increase of $18,645 in revenues for the year ended March 31, 1997 from amounts reported prior to the mergers.

  Purchase Method

     During fiscal 1999, Cotelligent acquired five companies (acquired on September 16, 1998, October 29, 1998, October 30, 1998, November 30, 1998 and January 4, 1999) accounted for under the purchase method for aggregate consideration of $73,692 (1,200,381 shares issued at fair market value of $21,336 and $52,356 of cash). Total assets acquired related to these acquisitions were $13,028 and resulted in the recognition of $76,466 of goodwill, which is being amortized over a 30 year period. The results of these acquisitions have been included in the Company's results from their respective acquisition dates.

     During fiscal 1998, Cotelligent acquired four companies (acquired on August 27, 1997, October 31, 1997, November 6, 1997 and January 3, 1998) accounted for under the purchase method for aggregate consideration of $17,192 (362,998 shares issued at fair market value of $7,464 and $9,728 of cash). Total assets acquired related to these acquisitions were $4,153 and resulted in the recognition of $16,469 of goodwill, which is being amortized over a 30 year period. The results of these acquisitions have been included in the Company's results from their respective acquisition dates.

                               COTELLIGENT, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)


     During fiscal 1997, Cotelligent acquired two companies (acquired on October 7, 1996 and November 27, 1996) accounted for under the purchase method for an aggregate consideration of $2,928. Total assets acquired related to these acquisitions were $112 and resulted in the recognition of $2,726 of goodwill, which is being amortized over a 30 year period. The results of these acquisitions have been included in the Company's results from their respective acquisition dates.

     The allocation of the purchase price to the underlying net assets acquired is based upon preliminary estimates of the fair value of the net assets, which may be revised at a later date. It is anticipated that any purchase price allocation adjustments will be made within one year from the date of the acquisition. Management does not believe that the final allocations of the purchase price will have a material effect on the Company's financial position or results of operations. Additional purchase price may be payable in connection with certain of the acquisitions (Note12).

  Pro Forma Statement of Operations

     The pro forma consolidated statements of operations for the years ended March 31, 1999 and 1998 give effect to the acquisitions of the companies purchased in fiscal 1999 and fiscal 1998 as if these acquisitions were made on April 1, 1997. The pro forma consolidated statements of operations also reflect adjustments for the acquisitions of the pooled companies including compensation differentials to employees and former owners of the pooled companies, the planned termination of contributions to retirement plans, and adjustments to reflect income taxes as if the entities were combined and subject to the effective federal and state statutory rates for the combined entity. Additionally, the pro forma consolidated financial statements reflect adjustments for interest expense on cash consideration and amortization of goodwill for the companies accounted for under the purchase method of accounting.


                                                                  (Unaudited)
                                                    -------------------------------------
                                                             Year Ended March 31,
                                                    -------------------------------------
                                                           1999                 1998
                                                    -------------------------------------

Revenues.......................................         $    363,450          $   294,153
Cost of services...............................              251,282              203,778
                                                    ----------------     ----------------
   Gross profit................................              112,168               90,375
Selling, general and administrative............               77,139               64,496
Depreciation and amortization of goodwill......                5,920                4,750
                                                    ----------------     ----------------
Operating income...............................               29,109               21,129
Other expense..................................                2,750                3,975
                                                    ----------------     ----------------
Income before provision for income.............               26,359               17,154
Provision for income taxes.....................               10,543                6,879
                                                   -----------------     ----------------
Net income.....................................         $     15,816         $     10,275
                                                    ================     ================

Earnings per share-
   Basic..........................................      $       1.06         $       0.81
                                                    ----------------     ----------------
   Diluted........................................      $       1.05         $       0.80
                                                    ================     ================
Weighted average shares-
   Basic..........................................        14,888,767           12,685,774
                                                    ----------------     ----------------
   Diluted........................................        15,047,485           12,810,720
                                                    ================     ================

                               COTELLIGENT, INC.


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)

Note 4 - Allowance for Doubtful Accounts

Allowance for doubtful accounts activity is as follows.

Balance, March 31, 1997............................................................................. $        632
Balance of newly acquired companies' allowance for doubtful accounts at acquisition.................          235
Charges to costs and expenses.......................................................................        1,408
Write-offs..........................................................................................         (152)
                                                                                                     ------------
Balance, March 31, 1998.............................................................................        2,123
Balance of newly acquired companies' allowance for doubtful accounts at acquisition.................          229
Charges to costs and expenses.......................................................................        1,525
Write-offs..........................................................................................       (2,428)
                                                                                                     ------------
Balance, March 31, 1999............................................................................. $      1,449
                                                                                                     ============

Note 5 - Property and Equipment

Property and equipment is comprised of the following.

                                                                      March 31,
                                                        ----------------------------------
                                                             1999                  1998
                                                        --------------       -------------
Land and building...................................      $      341           $     341
Computer and office equipment.......................          13,866               9,841
Furniture and fixtures..............................           3,122               2,047
Leasehold improvements..............................           1,379                 630
                                                        --------------       -------------
                                                              18,708              12,859
Less: Accumulated depreciation......................          (7,303)             (5,291)
                                                        --------------       -------------
                                                          $   11,405           $   7,568
                                                        ==============       =============

     Depreciation and amortization expense of property and equipment for the years ended March 31, 1999 and 1998 was $2,653 and $1,764, respectively.

                               COTELLIGENT, INC.


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)


Note 6 - Credit Facilities

     On March 12, 1999, the Company entered into a syndicated revolving line of credit facility ("Credit Line") with five banks, which provides borrowings up to $100,000. The Credit Line consists of a working capital and acquisition component and requires the Company to maintain certain financial covenants. At March 31, 1999, the Company had a borrowing capacity of $100,000 under the facility and was in compliance with all covenants. The Company's previous $40,000 line of credit facility was expanded to the current level.

                                                                                                 March 31,
                                                                                      ------------------------------
                                                                                         1999                1998
                                                                                      -----------        -----------
Credit Line with borrowings derived from covenant ratios secured by accounts receivable and other assets of the Company, interest at the bank's lending rate (approximately 6.7% at March 31, 1999), payable on
  March 12, 2004.................................................................     $   27,950         $        -
Other notes payable, with interest rates from 8.0% to 11.0%, with due dates
  through March 2000.............................................................            217                259
Capital lease obligations........................................................            260                132
Less: current maturities.........................................................           (236)              (192)
                                                                                      -----------        -----------
Total long-term debt.............................................................     $   28,191         $      199
                                                                                      ===========        ===========

Total maturities of long-term debt, at March 31, 1999 are as follows:
  2000...........................................................................     $      236
  2001...........................................................................            223
  2002...........................................................................             16
  2003...........................................................................              2
  2004...........................................................................         27,950
                                                                                      -----------
  Total..........................................................................     $   28,427
                                                                                      ===========

                               COTELLIGENT, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)

Note 7 - Income Taxes

The income tax provision consists of the following:

                                                                            Year Ended March 31,
                                                               ---------------------------------------------
                                                                   1999              1998            1997
                                                               ------------      ------------    -----------
Current:
   Federal................................................     $     8,681        $    5,906      $    2,577
   State..................................................           2,209             1,521             868
                                                               ------------      ------------    ------------
                                                               $    10,890        $    7,427      $    3,445
                                                               ------------      ------------    ------------
Deferred:
   Federal................................................            (554)               26             268
   State..................................................             (79)             (230)             29
                                                               ------------      ------------    ------------
                                                                      (633)             (204)            297
                                                               ------------      ------------    ------------
        Total provision  for income taxes.................     $    10,257        $    7,223      $    3,742
                                                               ============      ============    ============

     The tax benefits associated with nonqualified stock options reduce taxes currently payable as shown above by $140 for fiscal 1999, $328 for fiscal 1998 and $295 for fiscal 1997. Such tax benefits are credited to capital when realized.

     Significant components of deferred tax assets and liabilities are as follows:

                                                                                         March 31,
                                                                         ----------------------------------------
                                                                                1999                   1998
                                                                         -----------------       ----------------
Deferred Tax Assets:
   Allowance for doubtful accounts................................            $   806                $   512
   Accrued vacation...............................................                421                    297
   Other..........................................................                374                    138
                                                                         -----------------       ----------------
      Total Deferred Tax Assets...................................              1,601                    947

Deferred Tax Liabilities:
   Cash to accrual................................................               (866)                (1,267)
   Other..........................................................               (596)                  (183)
                                                                         -----------------       ----------------
      Total Deferred Tax Liabilities..............................             (1,462)                (1,450)
                                                                         -----------------       ----------------
      Net Deferred Tax Liability..................................            $   139                $  (503)
                                                                         =================       ================

                               COTELLIGENT, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)

The Company's effective income tax rate varied from the U.S. federal statutory tax rate as follows:

                                                                             Year Ended March 31,
                                                                --------------------------------------------
                                                                    1999            1998             1997
                                                                -----------      -----------     -----------
U.S. federal statutory rate............................               35.0%            35.0%           34.0%
State income tax, net of federal benefit...............                5.7              6.2             7.9
Income of S corporation................................                  -              1.5            (7.4)
Conversion to C corporation............................                  -              6.9             8.9
Non-deductible acquisition costs.......................                  -              2.2             7.6
Change in valuation allowance..........................                  -                -            (1.7)
Tax exempt income......................................               (1.0)
Other..................................................                0.4              1.1             0.9
                                                                -----------      -----------     -----------
  Effective tax rate...................................               40.1%            52.9%           50.2%
                                                                ===========      ===========     ===========

     Prior to the IPO, the Company had established a valuation allowance against the tax assets associated with the net operating losses of previous years due to the uncertainty of realization through future income. In 1997, the Company reversed this valuation allowance as a result of utilization of the operating losses against taxable income.

     Certain Pooled Companies elected to be treated as an S corporation for federal and state income taxes prior to their merger with Cotelligent. Accordingly, any tax liabilities prior to acquisition by the Company were the responsibility of the former stockholders. These S corporation elections terminated as a result of the merger with Cotelligent and accordingly the net difference between book and tax basis of net assets was immediately recognized. This net deferred tax liability was $0 and approximately $947 in fiscal 1999 and 1998, respectively, which will be paid on a pro rata basis over a four-year period.

Note 8 - Lease Commitments

     Cotelligent leases various office space and certain equipment under noncancelable lease agreements which expire at various dates.

     Future minimum rental payments under such leases at March 31, 1999 are as follows.

                                                              Capital Leases                    Operating Leases
                                                            ------------------                 ------------------
2000................................................          $            148                  $           6,253
2001................................................                       112                              5,426
2002................................................                        33                              4,245
2003................................................                         2                              3,297
2004................................................                         -                              2,216
Thereafter..........................................                         -                              1,066
                                                            ------------------                 ------------------
Total minimum lease payments........................                       295                  $          22,503
                                                                                               ==================
Less:  Amounts representing interest................                       (35)
                                                            ------------------
Present value of net minimum lease payment..........          $            260
                                                            ==================

     Rental expense under these leases for the years ended March 31, 1999, 1998 and 1997 was $5,366, $2,754 and $1,620 respectively.

                               COTELLIGENT, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)


Note 9 - Employee Benefit Plans

  Long-Term Incentive Plan

     In September 1995, Cotelligent's Board of Directors and stockholders approved the Cotelligent 1995 Long-Term Incentive Plan (the "Plan"). The purpose of the Plan is to provide directors, officers, key employees and consultants with additional incentives by increasing their ownership interests in the Company. The Plan originally provided for stock-based awards in an aggregate amount of up to 15% of the number of Cotelligent's outstanding stock at the time of grant, and was increased to 18%, effective September 9, 1998. Of the non-qualified options granted to date, a majority are generally exercisable beginning one year from the date of the grant in cumulative yearly amounts of 25% to 33% of the shares under option and generally expire seven years from the date of the grant. Under the provisions of the Plan, stock-based awards are granted at terms and prices determined by the Plan Committee as defined in the Plan.

     A summary of option transactions is described in the table below. All options described below are non-qualified and were granted with exercise prices no less than the fair market value of the underlying stock on the date of the grant, except for options issued and exchanged on January 4, 1999 in connection with one of the Company's acquisitions. The difference between the grant price and the market value of these options was recorded as purchase price.

                                                                                          Weighted
                                             Number of         Option Price                Average                Expiration
                                              Shares           Range per Share          Exercise Price               Date
                                         --------------      -------------------      ------------------     -------------------
Outstanding at March 31, 1997.......          1,133,127             2.70 - 24.88                   15.46             2003 - 2004
 Granted............................            449,525             7.25 - 29.00                   17.75             2004 - 2005
 Exercised..........................            (62,210)            2.70 - 20.00                    9.33             2003 - 2004
 Canceled...........................           (109,015)            8.88 - 24.88                   16.08             2003 - 2004
                                         --------------
Outstanding at March 31, 1998.......          1,411,427             2.70 - 29.00                   16.41             2003 - 2005
 Granted............................          1,339,680             1.54 - 29.00                   15.97             2005-- 2006
 Exercised..........................            (51,207)            1.54 - 20.00                   11.12             2003 - 2005
 Canceled...........................           (125,008)            1.54 - 29.00                   19.10             2003 - 2005
                                         --------------
Outstanding at March 31, 1999.......          2,574,892             1.54 - 29.00                   16.16             2003 - 2006

     Exercisable options at March 31, 1997, 1998 and 1999 were 249,040, 554,114 and 1,061,258 at exercise prices between $1.54 and $28.06, and weighted average exercise prices of $15.25, $16.11 and $15.43, respectively.

                               COTELLIGENT, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)


     The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," issued in October 1995, and as permitted by the provisions of SFAS No. 123, the Company continues to apply the provisions of APB Opinion 25 and related interpretations in accounting for its employee stock option plans. If the Company had elected to recognize compensation expense for options granted in 1999, 1998 and 1997, based on the fair value as described in SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing ("Black-Scholes") model with the following weighted average assumptions for 1999, 1998, and 1997, respectively: (i) risk-free interest rates of 4.64%, 5.65% and 6.12% (ii) a dividend yield of 0%, (iii) volatility factors of the expected market price of the Company's common stock of 58%, 40%, and 40% and (iv) a weighted average expected life of 4.8 years, 4.2 years, and 4.1 years.

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

                                --------------------------------------------------------------------    --------------------------
                                            1999                               1998                             1997
                                ---------------------------------    -------------------------------    --------------------------
                                      As                 Pro               As               Pro                As           Pro
                                   Reported             Forma           Reported           Forma            Reported       Forma
                                ---------------    --------------    ---------------    ------------    --------------------------
Net income                          $15,316            $11,712           $6,431           $4,121            $3,710        $2,416
Diluted Earnings per share             1.08               0.82             0.55             0.35              0.33          0.21

     The weighted average fair values of options granted during the years ended March 31, 1999, 1998 and 1997 were $10.37 and $8.01 and $6.16 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model.

  Employee Stock Purchase Plan

     During fiscal year 1997, the Company implemented an employee stock purchase plan whereby eligible employees may purchase shares of the Company's Common Stock at a price equal to 85 % of the lower of the closing market price on the first or last trading day of the Plan's quarter. A total of 300,000 shares of Common Stock have been reserved for issuance under the plan. During fiscal 1999, 1998 and 1997, employees purchased 71,689, 79,000 and 20,171 shares for aggregate proceeds to the Company of $1,080, $754, and $284, respectively.

  401(k) Plan

     During fiscal 1997, the Company initiated the Cotelligent, Inc., 401(k) Retirement Saving Plan, (the "401(k) Plan") effective March 1, 1997, for the benefit of all employees upon date of hire. The 401(k) Plan is funded by employee payroll deductions. In addition, the Company has the option to contribute to the 401(k) Plan on the employee's behalf. The Company did not make any contributions to the 401(k) Plan for the year ended March 31, 1999, 1998 or 1997.

                               COTELLIGENT, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)


  Subsidiary Plans

     Prior to their acquisition certain of the Company's subsidiaries had various defined contribution plans which allowed employees to participate upon meeting specified service requirements. Additionally, these plans also provided for discretionary contributions by the respective entities. The expense for subsidiaries' contributions to these plans, resulting from restatement of pooled companies, for the fiscal years ended March 31, 1999, 1998 and 1997 were $0, $27 and $47, respectively.

Note 10 - Stockholders' Equity

     Preferred Stock

     The Company has one class of $0.01 par value Preferred Stock with 500,000 authorized shares. The Board of Directors has authority, without further vote or action by stockholders, to issue the shares, fix the number of shares and change the number of shares constituting any series, and to provide for or change the voting powers, designations, preferences and relative, participating, optional or other special rights, qualifications, limitations or restrictions thereof, including dividend rights (and whether dividends are cumulative), dividend rates, terms of redemption (including sinking fund provisions), a redemption price or prices, conversion rights and liquidation preferences of the shares constituting any class or series of the Preferred Stock. No Preferred Stock was outstanding at March 31, 1999 or 1998. The Company has no current plans to issue any shares of Preferred Stock of any class or series.

     Common Stock

     The Company has one class of $0.01 par value Common Stock with 100,000,000 authorized shares. The holders of Common Stock are entitled to one vote for each share on all matters voted upon by stockholders, including the election of the directors. At March 31, 1999 and 1998, there were respectively 13,656,031 and 14,057,884 shares of Common Stock outstanding. In March 1998, the Company completed a secondary offering of its common stock whereby 2,312,040 new shares were issued with net proceeds to the Company of $52,359. In May 1998, the Company registered 4 million shares of its common stock to be used in connection with merger and acquisition activities. The Company repurchased 1,761,600 shares of its Common Stock during the year ended March 31, 1999, and 238,400 shares subsequent to that date.

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

                               COTELLIGENT, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)


Note 11 - Earnings Per Share

  Earnings per share is as follows:

                                                                    For the Year Ended March 31, 1999
                                                      ------------------------------------------------------------
                                                                                                       Per Share
                                                              Income                Shares              Amount
                                                      --------------------     ---------------     ---------------
Basic earnings per share-
Net income available to common stockholders...........     $    15,316              14,078,068        $   1.09

Options issued to directors and employees.............                                 158,718
                                                                               ---------------
Diluted earnings per share-
Income available to common stockholders
    plus assumed conversions..........................     $    15,316              14,236,786        $   1.08
                                                                               ===============

                                                                     For the Year Ended March 31, 1998
                                                      ------------------------------------------------------------
                                                                                                        Per Share
                                                              Income                 Shares              Amount
                                                      --------------------     ---------------     ---------------
Basic earnings per share-
Net income available to common stockholders...........     $     6,431               11,485,393       $   0.56

Options issued to directors and employees.............                                  124,946
                                                                                ---------------
Diluted earnings per share-
Income available to common stockholders
    plus assumed conversions..........................     $     6,431               11,610,339       $   0.55
                                                                                ===============
                                                                     For the Year Ended March 31, 1997
                                                      ------------------------------------------------------------
                                                                                                        Per Share
                                                              Income                 Shares              Amount
                                                      --------------------     ---------------     ---------------
Basic earnings per share-
Net income available to common stockholders...........     $     3,710               11,328,518       $   0.33

Options issued to directors and employees.............                                   73,995
                                                                                ---------------
Diluted earnings per share-
Income available to common stockholders
    plus assumed conversions..........................     $     3,710               11,402,513       $   0.33
                                                                                ===============

    Options to purchase common shares of 1,255,057, 700,000 and 700,000 were excluded from the computation of diluted earnings per share for the years ended March 31, 1999, 1998 and 1997, respectively, as the options' exercise price was greater than the market price of the common shares for the respective periods.

                               COTELLIGENT, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)


Note 12 - Commitments and Contingencies

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

  Additional Purchase Price under Acquisition Contracts

  In connection with the agreements to acquire one of the Purchased Companies during fiscal 1998 and one of the Purchased Companies during fiscal 1999, the Company agreed to additional consideration based on the financial performance of the acquired companies subsequent to the acquisition (the "earn-out"). Remaining potential earn-outs are payable in fiscal 2000. Earn-out payments, if any, will be recorded as additional purchase price in the period in which the earn-out period ends. During the years ended March 31, 1999 and 1998, $3,530 and $0 was accrued for earn-out payments, respectively.

Note 13 - Segment Information

  Management has considered the requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", and has determined that the Company has one operating segment. The Company provides its services through five practice groups, Technology Solutions, Professional Services, Alliance Services, Network Services and IT Education. The Professional Services practice group provides IT staff augmentation to its clients. The other practice groups provide services which include custom application software development, outsourcing, national partnerships with leading enterprise application software companies, network design, intranet and internet application design and
development, and IT education.   These practice groups do not meet the
definition of "segment" within the meaning of SFAS 131, as discrete financial information is unavailable.

                               COTELLIGENT, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)

Note 14 - Quarterly Financial Data (Unaudited)



                                                                    Year Ended March 31, 1999
                                   --------------------------------------------------------------------------------------------
                                       First Quarter           Second Quarter           Third Quarter          Fourth Quarter
                                   -------------------     ---------------------    --------------------     ------------------
Revenues.........................          $    73,049               $    79,729             $    83,849            $    90,607
Gross profit.....................               20,867                    23,812                  24,319                 26,979
Operating income.................                5,437                     6,180                   6,717                  7,158
Net income.......................                3,516                     3,846                   3,946                  4,008
Earnings per share-
     Basic.......................          $      0.25               $      0.27             $      0.28            $      0.28
                                   ===================     =====================    ====================     ==================
     Diluted.....................          $      0.25               $      0.27             $      0.28            $      0.28
                                   ===================     =====================    ====================     ==================
Weighted average shares-
     Basic.......................           14,084,703                14,055,396              14,055,396             14,304,472
                                   ===================     =====================    ====================     ==================
     Diluted.....................           14,308,749                14,166,025              14,213,639             14,421,467
                                   ===================     =====================    ====================     ==================

                                                                   Year Ended March 31, 1998
                                   --------------------------------------------------------------------------------------------
                                       First Quarter          Second Quarter           Third Quarter           Fourth Quarter
                                   -------------------     ---------------------    --------------------     ------------------
Revenues.........................          $    54,304               $    58,566             $    63,111            $    68,702
Gross profit.....................               16,117                    17,327                  18,381                 19,321
Operating income.................                3,155                     3,455                   2,767                  4,985
Net income.......................                1,810                     2,030                    (138)                 2,729
Earnings per share-
     Basic.......................          $      0.16               $      0.18             $     (0.01)           $      0.23
     Diluted.....................          $      0.16               $      0.18             $     (0.01)           $      0.23
                                   ===================     =====================    ====================     ==================
Weighted average shares-
     Basic.......................           11,322,569                11,314,751              11,584,359             11,748,939
                                   ===================     =====================    ====================     ==================
     Diluted.....................           11,367,474                11,436,630              11,584,359             11,980,515
                                   ===================     =====================    ====================     ==================

                                                                    Year Ended March 31, 1997
                                   --------------------------------------------------------------------------------------------
                                       First Quarter          Second Quarter           Third Quarter           Fourth Quarter
                                   -------------------     ---------------------    --------------------     ------------------
Revenues.........................          $    36,103               $    39,658             $    42,534            $    47,122
Gross profit.....................               10,540                    12,352                  12,430                 13,251
Operating income.................                1,651                     2,047                   2,417                  1,322
Net income.......................                  415                     1,489                   1,587                    219
Earnings per share-
     Basic.......................          $      0.04               $      0.13             $      0.14            $      0.02
                                   ===================      ====================    ====================     ==================
     Diluted.....................          $      0.04               $      0.13             $      0.14            $      0.02
                                   ===================      ====================    ====================     ==================
Weighted average shares-
     Basic.......................           11,211,131                11,229,131              11,229,131             11,342,977
                                   ===================      ====================    ====================     ==================
     Diluted.....................           11,365,573                11,364,115              11,393,769             11,486,595
                                   ===================      ====================    ====================     ==================

                               COTELLIGENT, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)


Note 15 - Related Party Transactions

          Notes Receivable. The Company has notes receivable from certain Officers of the Company, primarily to accommodate relocation assistance. The notes include interest that range from interest free to prime and have varying terms of repayment. The notes are due on demand.

          Lease Agreements. The Company leases three facilities owned in part by several employees. The lease agreements were in place prior to acquisition of the associated businesses by the Company. The leases are operating in nature and call for monthly payments in aggregate of $27 and which expire no later than March 2000. Lease expense under these agreements was $313, $295 and $281 for 1999, 1998 and 1997, respectively.

Note 16 - Subsequent Events (Unaudited)

          In accordance with SFAS No. 121, the Company considers, among other factors, deterioration of operating performance or significant loss of client base to be indicators of potential impairment of long-term assets. Subsequent to March 31, 1999, the Company recognized an impairment of goodwill when the future undiscounted cash flows were estimated to be less than the asset's related carrying value. The pre-tax non-cash charge is estimated to be approximately $20,000.

          In addition, as part of the Company's reorganization into five practice groups, the Company identified opportunities to align its operating structure by closing certain of its redundant facilities and rationalizing headcount to conform to the Company's new operating structure. Accordingly, the Company adopted a restructuring plan, which will result in a pre-tax restructuring charge of approximately $4,200. As the Company's reorganization plan proceeds, the amount of the restructuring charge could increase.

Item 9.   Changes in and Disagreement With Accountants on Accounting and
          --------------------------------------------------------------
Financial Disclosure.
--------------------

          None

                                   PART III
                                   --------


Item 10.  Directors and Executive Officers of the Registrant.
          ---------------------------------------------------

          The information called for by Item 10 with respect to identification of directors and executive officers of the Company is incorporated herein by reference to the material under the captions "Election of Directors" and "Other Executive Officers of the Registrant" in the Company's Proxy Statement for its 1999 Annual Meeting of stockholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year (the "Proxy Statement").


Item 11.  Executive Compensation.
          -----------------------

          The information called for by Item 11 with respect to executive compensation is incorporated herein by reference to the material under the caption "Executive Compensation" in the Proxy Statement.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

          The information called for by Item 12 with respect to security ownership of certain beneficial owner and management is incorporated herein by reference to the material under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.


Item 13.  Certain Relationships and Related Transactions.
          -----------------------------------------------

          The information called for by Item 13 with respect to certain relationships and related transactions is incorporated herein by reference to the material under the caption "Certain Transactions" in the Proxy Statement.

                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
          -----------------------------------------------------------------

          (a) The following documents are filed as a part of the Annual Report on Form 10-K:

               1. Financial Statements required by Item 13 are included and indexed in Part II, Item 8.

               2. Financial Data Schedule is included in Part IV of this report.

                    Schedule II is omitted because the information is included in the Notes to Consolidated Financial Statements.

               3.   EXHIBITS

               1. Exhibit 11.1 is omitted because the information is included in the Notes to Consolidated Financial Statements.

               2. The following is a list of all Exhibits filed as part of this report.

EXHIBIT NO.                        DESCRIPTION
-----------                        -----------

     3.1 Certificate of Incorporation of Cotelligent (Exhibit 3.1 of the Registration Statement on Form S-1 (File No. 33-80267) effective February 16, 1996, is hereby incorporated by reference)

     3.2 By-laws of Cotelligent (Exhibit 3.2 of the Registration Statement on Form S-1 (File No. 33-80267) effective February 16, 1996, is hereby incorporated by reference)

     3.3 Certificate of Amendment of Certificate of Incorporation of Cotelligent Group, Inc.**

     4.1 Form of certificate evidencing ownership of Common Stock of Cotelligent (Exhibit 4.1 of the Registration Statement on Form S-1 (File No. 33-80267) effective February 16, 1996, is hereby incorporated by reference)

     10.1 Employment Agreement between Cotelligent and James R. Lavelle (Exhibit 10.1 of the Registration Statement on Form S-4 (File No. 333-6086) is hereby incorporated by reference)*

     10.2 Employment Agreement between Cotelligent and Michael L. Evans (Exhibit 10.2 of the Registration Statement on Form S-4 (File No. 333-6086) is hereby incorporated by reference)*

     10.3 Employment Agreement between Cotelligent and Daniel E. Jackson (Exhibit 10.4 of the Registration Statement on Form S-4 (File No. 333-6086) is hereby incorporated by reference)*

     10.4 Employment Agreement between Cotelligent and Herbert D. Montgomery (Exhibit 99 of the Registration Statement on Form 8-K (Filed February 2, 1998) is hereby incorporated by reference)*

     10.5 Employment Agreement between BFR, Cotelligent and Jeffrey J. Bernardis (contained in Exhibit 2.1) (Exhibit 10.5 of the Registration Statement on Form S-4 (File No. 333-6086) is hereby incorporated by reference)*

     10.6 Employment Agreement between CAI, Cotelligent and John E. Chamberlain (contained in Exhibit 2.2) (Exhibit 10.6 of the Registration Statement on Form S-4 (File No. 333-6086) is hereby incorporated by reference)*

     10.7 Employment Agreement between ISI, Cotelligent and Susan E. Trice (Exhibit 10.7 of the Registration Statement on Form 10-K (File No. 000-27412) is hereby incorporated by reference)*

     10.8 Cotelligent 1995 Long-Term Incentive Plan (Exhibit 10.9 of the Registration Statement on Form S-1 (File No. 33-6086) is hereby incorporated by reference)*

     10.9 Lease Agreement between BFR Properties and BFR Co., Inc. effective April 1, 1995, at 7 Clyde Road included with Company's annual report filed on Form 10-K on June 28, 1997 is hereby incorporated by reference.

     10.10 Lease Agreement between BFR Properties and BFR Co., Inc. effective April 1, 1995, at 31 Clyde Road is hereby incorporated by reference.

     10.11 Business Loan Agreement between Cotelligent, Inc. and Bank Boston, Agreement and effective September 12, 1997 (Exhibit 99.1 of Form 8-K filed on October 28, 1997 is hereby incorporated by reference.

     10.12  Amended and Restated Senior Secured Credit Agreement -
            Exhibit 10.12, effective March 12, 1999.**

     10.13  Cotelligent 1998 Long-Term Incentive Plan **

      21.1  Subsidiaries of the registrant **

      23.1  Consent of Arthur Andersen LLP **

      24.1 Power of Attorney as reflected on Signatures page included herewith

      27.1  Financial Data Schedule **

        * Management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K.

        **  Filed herewith.

(b) The registrant filed the following reports on Form 8-K during the quarter ended March 31, 1999.

     None

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California on the 29 day of June, 1999.

                                         COTELLIGENT, INC.

                                       By:  /s/ James R. Lavelle
                                          ------------------------------
                                          James R. Lavelle
                                          Chief Executive Officer


                               POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby authorizes and constitutes James R. Lavelle, Michael L. Evans and Daniel E. Jackson, and each of them singly, his true and lawful attorneys-in-fact with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities (including his capacity as a director and/or officer of Cotelligent, Inc.) to sign and file any and all amendments to this report with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, and he hereby ratifies and confirm as all that said attorneys-in-fact or any of them, or this or his substitutes, may lawfully do or cause to be done by virtue hereof.

           Signature                         Capacity                                         Date
           ---------                         --------                                         ----
/s/ James R. Lavelle
---------------------------
James R. Lavelle                   Chairman of the Board of Directors and Chief           June 29, 1999
                                   Executive Officer (Principal Executive Officer)
/s/ Edward E. Faber
___________________________
Edward E. Faber                    Vice Chairman of the Board of Directors                June 29, 1999

/s/ Michael L. Evans
---------------------------
Michael L. Evans                   President and Chief Operating Officer and Director     June 29, 1999

/s/ Herbert D. Montgomery
---------------------------
Herbert D. Montgomery              Senior Vice President, Chief Financial Officer         June 29, 1999
                                   and Treasurer (Principal Financial Officer)
/s/ Curtis J. Parker
---------------------------
Curtis J. Parker                   Vice President, Chief Accounting Officer               June 29, 1999
                                   (Principal Accounting Officer)
/s/ Daniel M. Beals
___________________________
Daniel M. Beals                    Director                                               June 29, 1999

/s/ Jeffrey J. Bernardis
___________________________
Jeffrey J. Bernardis               Director                                               June 29, 1999

     Signature                          Capacity               Date
     ---------                          --------               ----

/s/ Anthony M. Frank
-------------------------------
Anthony M. Frank                        Director            June 29, 1999

/s/ B. Tom Green
_______________________________
B. Tom Green                            Director            June 29, 1999

/s/ Harvey L. Poppel
_______________________________
Harvey L. Poppel                        Director            June 29, 1999

/s/ Susan E. Trice
-------------------------------
Susan E. Trice                          Director            June 29, 1999

                                 EXHIBIT INDEX

EXHIBIT NO.                   DESCRIPTION
-----------                   -----------

     3.1 Certificate of Incorporation of Cotelligent (Exhibit 3.1 of the Registration Statement on Form S-1 (File No. 33-80267) effective February 16, 1996, is hereby incorporated by reference)

     3.2 By-laws of Cotelligent (Exhibit 3.2 of the Registration Statement on Form S-1 (File No. 33-80267) effective February 16, 1996, is hereby incorporated by reference)

     3.3 Certificate of Amendment of Certificate of Incorporation of Cotelligent Group, Inc.**

     4.1 Form of certificate evidencing ownership of Common Stock of Cotelligent (Exhibit 4.1 of the Registration Statement on Form S-1 (File No. 33-80267) effective February 16, 1996, is hereby incorporated by reference)

     10.1 Employment Agreement between Cotelligent and James R. Lavelle (Exhibit 10.1 of the Registration Statement on Form S-4 (File No. 333-6086) is hereby incorporated by reference)*

     10.2 Employment Agreement between Cotelligent and Michael L. Evans (Exhibit 10.2 of the Registration Statement on Form S-4 (File No. 333-6086) is hereby incorporated by reference)*

     10.3 Employment Agreement between Cotelligent and Daniel E. Jackson (Exhibit 10.4 of the Registration Statement on Form S-4 (File No. 333-6086) is hereby incorporated by reference)*

     10.4 Employment Agreement between Cotelligent and Herbert D. Montgomery (Exhibit 99 of the Registration Statement on Form 8-K (Filed February 2, 1998) is hereby incorporated by reference)*

     10.5 Employment Agreement between BFR, Cotelligent and Jeffrey J. Bernardis (contained in Exhibit 2.1) (Exhibit 10.5 of the Registration Statement on Form S-4 (File No. 333-6086) is hereby incorporated by reference)*

     10.6 Employment Agreement between CAI, Cotelligent and John E. Chamberlain (contained in Exhibit 2.2) (Exhibit 10.6 of the Registration Statement on Form S-4 (File No. 333-6086) is hereby incorporated by reference)*

     10.7 Employment Agreement between ISI, Cotelligent and Susan E. Trice (Exhibit 10.7 of the Registration Statement on Form 10-K (File No. 000-27412) is hereby incorporated by reference)*

     10.8 Cotelligent 1995 Long-Term Incentive Plan (Exhibit 10.9 of the Registration Statement on Form S-1 (File No. 33-6086) is hereby incorporated by reference)*

     10.9 Lease Agreement between BFR Properties and BFR Co., Inc. effective April 1, 1995, at 7 Clyde Road included with Company's annual report filed on Form 10-K on June 28, 1997 is hereby incorporated by reference.

     10.10 Lease Agreement between BFR Properties and BFR Co., Inc. effective April 1, 1995, at 31 Clyde Road is hereby incorporated by reference.

     10.11 Business Loan Agreement between Cotelligent, Inc. and Bank Boston, Agreement and effective September 12, 1997 (Exhibit 99.1 of Form 8-K filed on October 28, 1997 is hereby incorporated by reference.

     10.12  Amended and Restated Senior Secured Credit Agreement -
            Exhibit 10.12, effective March 12, 1999.**

     10.13  Cotelligent 1998 Long-Term Incentive Plan **

     21.1   Subsidiaries of the registrant **

     23.1   Consent of Arthur Andersen LLP **

     24.1 Power of Attorney as reflected on Signatures page included herewith

     27.1   Financial Data Schedule **

      * Management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K.

      **       Filed herewith.