Form 10-Q
period 1999-06-30
COTELLIGENT INC
filed 1999-08-16
CIK 1004963

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

 (Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                                       OR

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

Yes      X              No
     ----------            -----------



         At August 13, 1999 there were 13,472,438 shares of common stock outstanding.

                                COTELLIGENT, INC.


                                      INDEX

                         Part I - Financial Information

Item 1. Financial Statements                                                                      Page

Cotelligent, Inc.
         Consolidated Balance Sheets at June 30, 1999 (Unaudited)
            and March 31, 1999                                                                     3
         Consolidated Statements of Operations for the Three Months Ended
            June 30, 1999 and 1998 (Unaudited)                                                     4
         Consolidated Statements of Cash Flows for the Three Months Ended
            June 30, 1999 and 1998 (Unaudited)                                                     5
         Notes to Consolidated Financial Statements                                                6



Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                             9


                           Part II - Other Information


Item 6. Exhibits and Reports on Form 8-K                                                          13


Signatures                                                                                        14

                                COTELLIGENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)




                                                                        June 30, 1999          March 31, 1999
                                                                       -----------------     ------------------
                                                                         (Unaudited)
                             ASSETS
Current assets:
   Cash and cash equivalents....................................       $             617      $             972
   Accounts receivable, including unbilled accounts of $16,183 and $9,331 and net of allowance for doubtful accounts of
      $1,606 and $1,449, respectively...........................                  66,329                 62,087
   Deferred tax assets..........................................                     960                    960
   Prepaid expenses and other...................................                   4,304                  4,971
                                                                       -----------------     ------------------
     Total current assets.......................................                  72,210                 68,990
Property and equipment, net.....................................                  12,650                 11,405
Goodwill, net of accumulated amortization of $2,508 and $1,861,
   respectively.................................................                  74,762                 95,200
Notes receivable from officers..................................                     895                    191
Deferred income taxes...........................................                   6,447                      -
Other assets....................................................                   1,241                  1,094
                                                                       -----------------     ------------------
     Total assets...............................................       $         168,205      $         176,880
                                                                       =================     ==================

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term debt and current maturities of long-term debt.....       $             273      $             236
   Accounts payable.............................................                   9,060                  9,399
   Accrued compensation and related payroll liabilities.........                  16,593                 17,238
   Income taxes payable.........................................                   2,190                  5,702
   Other accrued liabilities....................................                  10,985                  7,460
                                                                       -----------------     ------------------
     Total current liabilities..................................                  39,101                 40,035
Long-term debt..................................................                  39,444                 28,191
Deferred tax liabilities........................................                      -                     821
                                                                       -----------------     ------------------
     Total liabilities..........................................                  78,545                 69,047
                                                                       -----------------     ------------------

Stockholders' equity:
   Preferred Stock, $0.01 par value; 500,000 shares authorized,
     no shares issued or outstanding............................                      -                      -
   Common Stock, $0.01 par value; 100,000,000 shares authorized,
     13,453,873 and 13,656,031 shares issued and outstanding,...
     respectively...............................................                     135                    137
   Additional paid-in capital...................................                  80,680                 82,517
   Retained earnings............................................                   8,845                 25,179
                                                                       -----------------     ------------------
     Total stockholders' equity.................................                  89,660                107,833
                                                                       -----------------     ------------------
     Total liabilities and stockholders' equity.................       $         168,205      $         176,880
                                                                       =================     ==================










The accompanying notes are an integral part of these consolidated financial statements.
                                       3

                                COTELLIGENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)
                                   (Unaudited)



                                                                   Three Months Ended June 30,
                                                             ---------------------------------------
                                                                    1999                 1998
                                                             ------------------    -----------------

Revenues...........................................           $         88,566      $        73,049
Cost of services...................................                     63,708               52,183
                                                             ------------------    -----------------
        Gross profit...............................                     24,858               20,866
Selling, general and administrative expenses.......                     22,585               14,756
Depreciation and amortization of goodwill..........                      1,504                  674
Impairment of long-lived assets....................                     20,000                    -
Restructuring charge...............................                      4,920                    -
                                                             ------------------    -----------------
Operating income (loss) ...........................                    (24,151)               5,436
Other income (expense):
   Interest expense................................                       (652)                 (22)
   Interest income.................................                        120                  332
   Other...........................................                        (64)                  (2)
                                                             ------------------    -----------------
     Total other income (expense)..................                       (596)                 308
                                                             ------------------    -----------------

Income (loss) before income taxes..................                    (24,747)               5,744
Provision (benefit) for income taxes...............                     (8,413)               2,229
                                                             ------------------    -----------------
Net income (loss)..................................           $        (16,334)     $         3,515
                                                             ==================    =================
Earnings (loss) per share
       Basic and diluted ..........................           $          (1.21)     $          0.25
                                                             ==================    =================
Weighted average shares outstanding
       Basic.......................................                 13,461,007           14,084,703
                                                             ==================    =================
       Diluted.....................................                 13,461,007           14,308,749
                                                             ==================    =================


























 The accompanying notes are an integral part of these consolidated financial statements.
                                       4

                                COTELLIGENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)





                                                                                     Three Months Ended June 30,
                                                                            -------------------------------------------
                                                                                   1999                    1998
                                                                            --------------------    -------------------
Cash flows from operating activities:
     Net income (loss)...............................................        $         (16,334)      $           3,515
     Adjustments to reconcile  net income  (loss) to net cash
          provided by (used in) operating activities:
                Depreciation and amortization of goodwill ...........                    1,504                     674
                Impairment of long-lived assets .....................                   20,000                      -
                Deferred income taxes, net...........................                   (7,268)                     -
                Loss on disposal of property and equipment...........                       59                      16
                Provision for doubtful accounts......................                      157                     154
                Changes in current assets and liabilities:
                      Accounts receivable............................                   (4,399)                 (1,048)
                      Prepaid expenses and other current assets......                      667                     117
                      Accounts payable and accrued expenses..........                     (984)                 (1,072)
                      Income taxes payable...........................                   (3,512)                    850
                      Other accrued liabilities......................                    3,525                      -
                      Other assets...................................                     (147)                     -
                                                                            --------------------    -------------------
                           Net cash provided by (used in) operating
                                   activities........................                   (6,732)                  3,206
                                                                            --------------------    -------------------
Cash flows from investing activities:
     Proceeds from sale of assets ...................................                        6                     317
     Purchase price adjustments for previously acquired companies....                     (209)                     -
     Purchases of property and equipment.............................                   (2,167)                 (1,473)
                                                                            --------------------    -------------------
                          Net cash used in investing activities......                   (2,370)                 (1,156)
                                                                            --------------------    -------------------
Cash flows from financing activities:
     Net proceeds from long-term debt................................                   11,345                      -
     Payments on capital lease obligations...........................                      (55)                     -
     Net borrowings on short-term debt...............................                        -                      15
     Increase in notes receivable from officers, net ................                     (704)                     -
     Net proceeds from issuance of common stock .....................                      394                   1,073
     Repurchase of common stock .....................................                   (2,233)                     -
                                                                            --------------------    -------------------
                           Net cash provided by financing activities.                    8,747                   1,088
                                                                            --------------------    -------------------
     Net increase (decrease) in cash and cash equivalents............                     (355)                  3,138
     Cash and cash equivalents at beginning of period................                      972                  40,528
                                                                            --------------------    -------------------
     Cash and cash equivalents at end of period......................         $            617       $          43,666
                                                                            ====================    ===================
Supplemental disclosures of cash flow information:
     Interest paid...................................................         $            394       $              22
     Income taxes paid...............................................         $          2,188       $           1,454












The accompanying notes are an integral part of these consolidated financial statements.
                                       5

                                COTELLIGENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollar amounts in thousands)
                                   (Unaudited)




Note 1 - Business Organization and Basis of Presentation

       Cotelligent, Inc. ("Cotelligent" or the "Company") was formed in February 1993 to acquire, own and operate software professional service businesses specializing in providing information technology ("IT") consultants on a contract basis and consulting and outsourcing services to businesses with complex IT operations. The Company commenced operations in February 1996 when it completed its initial public offering and started acquiring and operating businesses. Since that date, the Company has acquired 25 IT professional service businesses. All of the businesses acquired have operations substantially the same as the Company. These financial statements include the accounts of Cotelligent, Inc. and its subsidiaries.

      The Company is currently organized in five practice groups consisting of Technology Solutions, Professional Services, Alliance Services, Network Services and IT Education and operates 32 offices across the United States along with international consultant recruiting offices in Brazil and the Philippines. At June 30, 1999, the Company had approximately 3,200 employees, including technical staff of approximately 2,700 IT professional consultants providing services to approximately 800 clients across a broad spectrum of industries.



Note 2 - Summary of Significant Accounting Policies

Interim Financial Statement Presentation

       The accompanying interim financial statements do not contain all disclosures included in the financial statements included in Cotelligent's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended March 31, 1999 ("Form 10-K"), and therefore these Financial Statements should be read in conjunction with the financial statements included on Form 10-K.

       In the opinion of management, the interim financial statements filed as part of this Quarterly Report on Form 10-Q reflect all adjustments, consisting only of normal recurring accruals and other adjustments, necessary for a fair presentation of the financial position and the results of operations and of cash flows for the interim periods presented. Certain 1998 balances have been reclassified to conform with the current presentation.



Note 3 - Changes in Stockholders' Equity



                                            Common Stock             Additional                            Total
                                      --------------------------       Paid-In         Retained        Stockholders'
                                        Shares        Amount           Capital         Earnings           Equity
                                      ------------    ----------    -------------    ------------    ----------------
Balance at March 31, 1999.....         13,656,031      $    137      $    82,517       $  25,179      $      107,833
Repurchase of Common Stock....           (238,400)           (2)          (2,231)              -              (2,233)
Issuance of Common Stock......             36,242             -              394               -                 394
Net loss......................                  -             -                -         (16,334)            (16,334)
                                      ============    ==========    =============    ============    ================
Balance at June 30, 1999......         13,453,873      $    135      $    80,680       $   8,845      $       89,660
                                      ============    ==========    =============    ============    ================

                                COTELLIGENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollar amounts in thousands)
                                   (Unaudited)


Note 4 - Business Combinations

       Since inception, the Company has acquired 25 IT professional services firms. During fiscal 1999, Cotelligent acquired five companies (acquired on September 16, 1998, October 29, 1998, October 30, 1998, November 30, 1998 and January 4, 1999) accounted for under the purchase method. The results of these acquisitions have been included in the Company's results from their respective acquisition dates. The following pro forma consolidated statement of operations for the three months ended June 30, 1998 gives effect to the acquisitions of the companies purchased in fiscal 1999 as if these acquisitions were made on April 1, 1998. The pro forma consolidated financial statement reflects adjustments for interest expense on cash consideration and amortization of goodwill for the companies accounted for under the purchase method of accounting.


                                                                        Pro Forma
                                                                      Three Months
                                                                          Ended
                                                                      June 30, 1998
                                                                     ----------------

              Revenues......................................          $       86,579
              Cost of services..............................                  59,681
                                                                     ----------------
                     Gross profit...........................                  26,898
              Selling, general and administrative expenses..                  20,114
                                                                     ----------------
              Operating income .............................                   6,784
              Other expense ................................                    (709)
                                                                     ----------------
              Income before provision for income taxes......                   6,075
              Provision for income taxes....................                   2,460
                                                                     ----------------
              Net income ...................................          $        3,615
                                                                     ================
              Earnings per share -
                   Basic....................................          $         0.24
                                                                     ================
                   Diluted..................................          $         0.23
                                                                     ================
              Weighted average shares outstanding -
                   Basic....................................              15,300,759
                                                                     ================
                   Diluted..................................              15,524,805
                                                                     ================


Note 5 - Earnings Per Share

Earnings per share were as follows:

                                                                     For the Three Months Ended June 30, 1999
                                                               -----------------------------------------------------
                                                                                                       Per Share
                                                                    Loss               Shares             Amount
                                                               ----------------     --------------     -------------
   Basic and diluted earnings per share-
   Net income (loss) available to common stockholders ....      $     (16,334)         13,461,007       $    (1.21)



                                                                     For the Three Months Ended June 30, 1998
                                                               -----------------------------------------------------
                                                                                                        Per Share
                                                                   Income              Shares             Amount
                                                               ----------------     --------------     -------------

   Basic earnings per share-
   Net income available to common stockholders ...........      $       3,515          14,084,703       $    0.25
   Options issued to directors and employees .............                                224,046
                                                                                    --------------

   Diluted earnings per share-
   Income available to common stockholders
       plus assumed conversions ..........................      $       3,515          14,308,749       $    0.25
                                                                                    ==============


                                COTELLIGENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollar amounts in thousands)
                                   (Unaudited)




Note 6 - Capital Stock

       In September 1998, Cotelligent's Board of Directors authorized the repurchase of up to 2.0 million shares of the Company's Common Stock, or 14% of the then outstanding shares. During the three months ended June 30, 1999, the Company completed the share repurchase program with the repurchase of 238,400 shares for a total cost of $2,233.


Note 7 - Goodwill Impairment Charge

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, the Company considers, among other factors, deterioration of operating performance or significant loss of client base to be indicators of potential impairment of long-lived assets. The Company experienced a reduction in demand for its services, which it believes to be principally related to strategies being employed by the Company's customers of reducing investment in IT infrastructures while their Y2K compliance is being ascertained. In particular, one of the Company's operating locations experienced a significant reduction in demand. As a result of the reduction in demand for its services, the Company recognized an impairment of goodwill during the three months ended June 30, 1999 as the future undiscounted cash flows of certain of its long-lived assets were estimated to be less than the asset's related carrying value. The pre-tax non-cash charge was $20,000, which represents the excess of the assets' carrying value over the Company's estimate of its fair value.


Note 8 - Restructuring of Operations

     As part of the Company's reorganization into five practice groups, the Company identified opportunities to align its operating structure by closing certain of its redundant facilities and rationalizing headcount to conform to the Company's new operating structure. Accordingly, the Company adopted a restructuring plan, which resulted in a pre-tax restructuring charge of $4,920 during the three months ended June 30, 1999. The charge includes provisions for severance of approximately 60 management and operating staff ($3,510) as well as closure costs related to a plan of consolidating certain operating locations ($1,410). As the Company's reorganization plan proceeds, the amount of the restructuring charge could change. At June 30, 1999, $4,731 of restructuring charges remained in accrued liabilities.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Cotelligent, Inc. ("Cotelligent" or the "Company") was formed in February 1993 to acquire, own and operate software professional service businesses specializing in providing information technology ("IT") consultants to businesses with complex IT operations. Cotelligent offers services in five consulting practice groups: Professional Services - including staff augmentation; Technology Solutions - custom application development; Alliance Services - national partnerships with many leading enterprise application software companies; Network Design and Management - intranet and internet application design and development; and Training and Education.

       During fiscal 1999, Cotelligent acquired five companies (acquired on September 16, 1998, October 29, 1998, October 30, 1998, November 30, 1998 and January 4, 1999) accounted for under the purchase method. The results of these acquisitions have been included in the Company's results from their respective acquisition dates.

     The Company  derives  substantially  all of its revenues from IT consulting and outsourcing service activities. The majority of these activities are provided under "time and materials" billing arrangements, and revenues are recorded as work is performed. Revenues are directly related to the total number of hours billed to clients and the associated hourly billing rates. Hourly billing rates are established for each service provided and are a function of the type of work performed and the related skill level of the consultant. The Company's principal costs are professional compensation directly related to the performance of services and related expenses. Gross profits (revenues after professional compensation and related expenses) are primarily a function of hours billed to clients per professional employee or consultant, hourly billing rates of those employees or consultants and employee or consultant compensation relative to those billing rates. Gross profits can be adversely impacted if services provided cannot be billed, if the Company is not effective in managing its service activities, if fixed-fee engagements (which historically have not constituted a significant portion of total revenues) are not properly priced, if consultant cost increases exceed bill rate increases or if there are high levels of unutilized time (work activities not chargeable to clients or unrelated to client services) of full-time salaried service professional employees. Operating income (gross profit less selling, general and administrative expenses, depreciation and amortization of goodwill, impairment of long-lived assets and restructuring charge) can be adversely impacted by increased administrative staff compensation and expenses related to growing and expanding the Company's business, which may be incurred before revenues or economies of scale are generated from such investment. In addition, three of the company's practice groups: technology solutions, alliance services and network services, require a higher level of selling, general and administrative infrastructure in order to generate revenue. If the Company is unable to generate sufficient revenue from these activities, operating income may be adversely affected.

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

       Except for historical information contained herein, the information contained in this report includes forward-looking statements that involve certain risks and uncertainties that could cause actual results to vary materially from such statements. All forward-looking statements included in this report are based upon information available to Cotelligent as of the date thereof, and Cotelligent assumes no obligation to update any such forward-looking statement. Please refer to the discussion of risk factors and other factors included in Cotelligent's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended March 31, 1999 and other filings made with the Securities and Exchange Commission.

CONSOLIDATED RESULTS OF OPERATIONS


Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998


Revenues

       Revenues increased $15.6 million, or 21.2% to $88.6 million in the three months ended June 30, 1999 from $73.0 million in the three months ended June, 30, 1998. The increase was primarily due to the inclusion of revenues in the first quarter of fiscal 2000 from the companies acquired under the purchase method of accounting during fiscal 1999 ("Fiscal Year 1999 Purchases"). Revenues generated from the Fiscal Year 1999 Purchases aggregated $11.0 million during the first quarter of fiscal 2000.


Gross Profit

       Gross profit increased $4.0 million, or 19.1% to $24.9 million in the three months ended June 30, 1999 from $20.9 million in the three months ended June 30, 1998 as a result of the inclusion of the Fiscal Year 1999 Purchases. Gross profit as a percentage of revenues decreased to 28.1%, from 28.6%, primarily due to a drop in utilization of salaried employees caused by a general reduction in demand for IT consulting services.


Selling, General and Administrative Expenses

       Selling, general and administrative expenses increased $7.8 million, or 53.1% to $22.6 million in the three months ended June 30, 1999 from $14.8 million in three months ended June 30, 1998. The increase was primarily due to the inclusion of selling, general and administrative expenses related to the Fiscal Year 1999 Purchases, increased compensation to existing staff, new staff added in advance of anticipated continued growth, additional occupancy costs and increased marketing and sales activities during the first quarter of fiscal 2000.

       Selling, general and administrative expenses as a percent of revenue were 25.5% in the three months ended June 30, 1999 compared to 20.2% in the three months ended June 30, 1998. The majority of the Fiscal Year 1999 purchases offer solutions oriented services which require a higher level of selling, general and administrative infrastructure in order to generate revenue. In addition, the increased staffing, occupancy, marketing and sales activities occurred in advance of anticipated continued growth and were in place in the period when the Company experienced a reduction in demand for its services.


Depreciation and Amortization of Goodwill

       Depreciation and amortization of goodwill increased $0.8 million, or 123.1% to $1.5 million in the three months ended June 30, 1999 from $0.7 million in three months ended June 30, 1998. The increase was primarily due to the inclusion of amortization of goodwill related to the Fiscal Year 1999 Purchases.


Goodwill Impairment Charge

       In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, the Company considers, among other factors, deterioration of operating performance or significant loss of client base to be indicators of potential impairment of long-lived assets. The Company experienced a reduction in demand for its services, which it believes to be principally related to strategies being employed by the Company's customers of reducing investment in IT infrastructures while their Y2K compliance is being ascertained. In particular, one of the Company's operating locations experienced a significant reduction in demand. As a result of the reduction in demand for its services, the Company recognized an impairment of goodwill during the three months ended June 30, 1999 as the future undiscounted cash flows of certain of its long-lived assets were estimated to be less than the asset's related carrying value. The pre-tax non-cash charge was $20.0 million, which represents the excess of the assets' carrying value over the Company's estimate of its fair value.

Restructuring of Operations

       As part of the Company's reorganization into five practice groups, the Company identified opportunities to align its operating structure by closing certain of its redundant facilities and rationalizing headcount to conform to the Company's new operating structure. Accordingly, the Company adopted a restructuring plan, which resulted in a pre-tax restructuring charge of $4.9 million during the three months ended June 30, 1999. The charge includes provisions for severance of approximately 60 management and operating staff ($3.5 million) as well as closure costs related to a plan of consolidating certain operating locations ($1.4 million). As the Company's reorganization plan proceeds, the amount of the restructuring charge could change.


Other Income (Expense)

       Other income (expense) primarily consists of interest expense, net of interest income. Interest expense, net of interest income was $0.5 million in the three months ended June 30, 1999 as compared to interest income, net of interest expense of $0.3 million in the three months ended June 30, 1998. The increase is primarily due to interest expense recognized on the Company's line of credit during the first quarter of fiscal 2000. The net interest income in the first quarter of fiscal 1999 was the result of interest income earned on cash proceeds from the common stock offering completed in March 1998.


Provision for Income Taxes

       Provision for income taxes was a benefit of $8.4 million, or an effective tax rate of 34% of pre-tax loss in the three months ended June 30, 1999, compared to income tax expense of $2.2 million, or an effective rate of 38.8% of pre-tax income for the three months ended June 30, 1998. The decrease in the effective tax rate in the first quarter of fiscal 2000, as compared to the same period of fiscal year 1999, reflects the impact in a net loss situation of non-deductible items to the effective tax rate.

                         LIQUIDITY AND CAPITAL RESOURCES



       The Company has financed its growth principally through cash flows from operations, periodic borrowing under its credit facilities and the use of the net proceeds from its public offerings. On March 12, 1999, the Company entered into a $100 million revolving line of credit facility (the "Credit Line"). Interest rate options include base borrowings at the lead lender's prime rate and term loans at LIBOR plus an applicable margin. The Company believes the existing sources of liquidity and funds generated from operations will provide adequate cash to fund its anticipated cash working capital needs at least through the next year.

       The Company's primary sources of liquidity are cash balances, the Credit Line and the collection of its accounts receivable. Accounts receivable increased as the Company's operations have grown. Total receivables were 66 and 61 days of revenue at June 30, 1999 and March 31, 1999 respectively. The increase was primarily the result of certain customers lengthening the timing of their payments to Cotelligent. Should the Company be unable to bill and collect for its services on a timely basis, the Company could draw upon available cash or existing credit facilities to finance its operations.

       Cash used in operating activities was $6.7 million for the three months ended June 30 1999. The Company used borrowings on its Credit Line to fund cash needs for its operations. At June 30, 1999, the Company had an outstanding balance of $39.3 million under the Credit Line.

                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         None.

(b)      Reports  on Form 8-K

         The following report on Form 8-K was filed during the quarter ended June 30, 1999.

         Cotelligent, Inc. filed with the Securities and Exchange Commission a copy of the press release dated June 17, 1999 announcing earnings expectations for the three months ended June 30, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  COTELLIGENT, INC.




Date: August 16, 1999                             /S/ Daniel E. Jackson
                                                  -----------------------------
                                                  Executive Vice President,
                                                    Chief Financial Officer and
                                                    Treasurer