Form 10-Q
period 1999-09-30
COTELLIGENT INC
filed 1999-11-15
CIK 1004963

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

 (Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
                                       OR

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

        Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X              No
     ---------------      ---------------


         At November 12, 1999 there were 15,126,204 shares of common stock outstanding.

                               COTELLIGENT, INC.


                                      INDEX

                         Part I - Financial Information

Item 1. Financial Statements                                                                  Page

Cotelligent, Inc.
         Consolidated Balance Sheets at September 30, 1999 (Unaudited)
            and March 31, 1999                                                                 3
         Consolidated Statements of Operations for the Three and Six Months Ended
            September 30, 1999 and 1998 (Unaudited)                                            4
         Consolidated Statements of Cash Flows for the Six Months Ended
            September 30, 1999 and 1998 (Unaudited)                                            5
         Notes to Consolidated Financial Statements (Unaudited)                                6



Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                        10


                           Part II - Other Information


Item 6. Exhibits and Reports on Form 8-K                                                      15

Signatures                                                                                    16

                                COTELLIGENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)




                                                                      September 30, 1999        March 31, 1999
                                                                      -------------------     ------------------
                                                                         (Unaudited)
                             ASSETS

Current assets:
   Cash and cash equivalents....................................      $              217      $             972
   Accounts receivable, including unbilled accounts of $23,025..
   and $17,719 and net of allowance for doubtful accounts of....
   $1,825 and $1,449, respectively..............................                  68,997                 62,087
   Deferred income taxes........................................                     960                    960
   Prepaid expenses and other...................................                   6,011                  4,971
                                                                       -----------------     ------------------
     Total current assets.......................................                  76,185                 68,990
Property and equipment, net.....................................                  12,990                 11,405
Goodwill, net of accumulated amortization of $3,121 and $1,861,.
respectively....................................................                  75,343                 95,200
Notes receivable from officers and related party................                   1,340                    191
Deferred income taxes...........................................                   6,447                      -
Other assets....................................................                   1,432                  1,094
                                                                       -----------------     ------------------

     Total assets...............................................       $         173,737      $         176,880
                                                                       =================     ==================

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term debt..............................................       $             314      $             236
   Accounts payable.............................................                   9,152                  9,399
   Accrued compensation and related payroll liabilities.........                  15,331                 17,238
   Income taxes payable.........................................                   2,230                  5,702
   Other accrued liabilities....................................                   8,081                  7,460
                                                                       -----------------     ------------------
     Total current liabilities..................................                  35,108                 40,035
Long-term debt..................................................                  48,061                 28,191
Deferred income taxes...........................................                       -                    821
                                                                       -----------------     ------------------
     Total liabilities..........................................                  83,169                 69,047
                                                                       -----------------     ------------------
Stockholders' equity:
    Preferred Stock, $0.01 par value; 500,000 shares authorized,
      no shares issued or outstanding...........................                      -                      -
    Common Stock, $0.01 par value; 100,000,000 shares...........
      authorized, 13,639,362 and 13,656,031 shares issued and...
      outstanding, respectively.................................                     137                    137
   Additional paid-in capital...................................                  81,507                 82,517
   Retained earnings............................................                   8,924                 25,179
                                                                       -----------------    -------------------
     Total stockholders' equity.................................                  90,568                107,833
                                                                       -----------------    -------------------

     Total liabilities and stockholders' equity.................       $         173,737     $          176,880
                                                                       =================    ===================









The accompanying notes are an integral part of these consolidated financial statements.

                                COTELLIGENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)
                                   (Unaudited)


                                                           Three Months Ended                      Six Months Ended
                                                              September 30,                          September 30,
                                                    --------------------------------    -------------------------------------
                                                        1999               1998                1999               1998
                                                    --------------     -------------    -----------------    ----------------
Revenues...........................................  $     85,623       $    79,728      $       174,189      $      152,778
Cost of services...................................        61,504            55,917              125,212             108,100
                                                    --------------     -------------    -----------------    ----------------
        Gross profit...............................        24,119            23,811               48,977              44,678
Selling, general and administrative expenses.......        21,643            16,856               44,228              31,612
Depreciation and amortization of goodwill..........         1,614               776                3,118               1,450
Impairment of long-lived assets....................             -                 -               20,000                   -
Restructuring charge...............................             -                 -                4,920                   -
                                                    --------------     -------------    -----------------    ----------------
Operating income (loss) ...........................           862             6,179              (23,289)             11,616
Other income (expense):
   Interest expense................................          (755)               (1)              (1,407)                (26)
   Interest income.................................             8               287                  128                 619
   Other...........................................             4                (3)                 (60)                 (3)
                                                    --------------     -------------    -----------------    ----------------
     Total other income (expense)..................          (743)              283               (1,339)                590
                                                    --------------     -------------    -----------------    ----------------
Income (loss) before provision for income taxes....           119             6,462              (24,628)             12,206
Provision (benefit) for income taxes...............            40             2,617               (8,373)              4,846
                                                    --------------     -------------    -----------------    ----------------
Net income (loss)..................................  $         79       $     3,845      $       (16,255)     $        7,360
                                                    ==============     =============    =================    ================
Earnings (loss) per share
       Basic and diluted ..........................  $       0.01       $      0.27      $         (1.20)     $         0.52
                                                    ==============     =============    =================    ================
Weighted average shares outstanding
       Basic.......................................    13,565,326        14,055,396           13,513,452          14,077,764
                                                    ==============     =============    =================    ================
       Diluted.....................................    13,573,264        14,166,025           13,513,452          14,255,913
                                                    ==============     =============    =================    ================






























     The accompanying notes are an integral part of these consolidated financial statements.

                               COTELLIGENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)





                                                                                           Six Months Ended
                                                                                             September 30,
                                                                            -------------------------------------------
                                                                                     1999                   1998
                                                                            --------------------    -------------------
Cash flows from operating activities:
     Net income (loss)................................................       $           (16,255)    $            7,360
     Adjustments to reconcile net income (loss) to net cash
         used in operating activities:
                Depreciation and amortization of goodwill ............                     3,118                  1,450
                Impairment of long-lived assets ......................                    20,000                      -
                Deferred income taxes, net............................                    (7,268)                  (532)
                Loss on disposal of property and equipment............                        95                     25
                Provision for doubtful accounts.......................                       202                    155
                Changes in current assets and liabilities:
                      Accounts receivable.............................                    (6,505)               (10,372)
                      Prepaid expenses and other current assets.......                      (848)                  (927)
                      Accounts payable and accrued expenses...........                    (2,439)                 1,227
                      Income taxes payable............................                    (3,472)                  (127)
                      Other accrued liabilities.......................                       622                     (4)
                      Other assets....................................                       (80)                    22
                                                                             --------------------    -------------------
                           Net cash used in operating activities......                   (12,830)                (1,723)
                                                                             --------------------    -------------------
Cash flows from investing activities:
     Proceeds from sale of assets ....................................                        18                    317
     Other investment.................................................                      (253)                     -
     Purchase of businesses, net of cash acquired.....................                    (1,535)               (10,847)
     Purchases of property and equipment..............................                    (3,444)                (2,648)
                                                                             --------------------    -------------------
                          Net cash used in investing activities.......                    (5,214)               (13,178)
                                                                             --------------------    -------------------
Cash flows from financing activities:
     Net proceeds from long-term debt.................................                    20,110                      -
     Payments on capital lease obligations............................                      (162)                     -
     Net borrowings on short-term debt................................                         -                    (23)
     Increase in notes receivable from officers and related party, net                    (1,149)                     -
     Net proceeds from issuance of common stock ......................                       723                  1,457
     Repurchase of common stock ......................................                    (2,233)                (4,690)
                                                                             --------------------    -------------------
                 Net cash provided by (used in) financing activities..                    17,289                 (3,256)
                                                                             --------------------    -------------------
     Net decrease in cash and cash equivalents........................                      (755)               (18,157)
     Cash and cash equivalents at beginning of period.................                       972                 40,528
                                                                             ====================    ===================
     Cash and cash equivalents at end of period.......................        $              217      $          22,371
                                                                             ====================    ===================
Supplemental disclosures of cash flow information:
     Interest paid....................................................        $            1,432      $              26
     Income taxes paid................................................        $            2,637      $           3,008











 The accompanying notes are an integral part of these consolidated financial statements.

                               COTELLIGENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollar amounts in thousands)
                                   (Unaudited)




Note 1 - Business Organization and Basis of Presentation

     Cotelligent, Inc. ("Cotelligent" or the "Company") was formed in February 1993 to acquire, own and operate software professional service businesses specializing in providing information technology ("IT") consultants on a contract basis and consulting and outsourcing services to businesses with complex IT operations. The Company commenced operations in February 1996 when it completed its initial public offering and started acquiring and operating businesses. Since that date, the Company has acquired 26 IT professional service businesses. All of the businesses acquired have operations substantially the same as the Company. These financial statements include the accounts of Cotelligent, Inc. and its subsidiaries.

     The Company is currently organized in two practice groups consisting of Technology Solutions and Professional Services, and operates offices across the United States along with international consultant recruiting offices in Brazil and the Philippines. At September 30, 1999, the Company had approximately 3,200 employees, including technical staff of approximately 2,700 IT professional consultants providing services to approximately 900 clients across a broad spectrum of industries.

Note 2 - Summary of Significant Accounting Policies

Interim Financial Statement Presentation

     The accompanying interim financial statements do not include all disclosures included in the financial statements as included in Cotelligent's Annual Report on Form 10-K for the year ended March 31, 1999 ("Form 10-K"), and therefore these financial statements should be read in conjunction with the financial statements included on Form 10-K.

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


Note 3 - Changes in Stockholders' Equity




                                            Common Stock              Additional                          Total
                                      --------------------------       Paid-In         Retained        Stockholders'
                                         Shares         Amount         Capital         Earnings           Equity
                                      ------------    ----------    -------------    ------------    ----------------
Balance at March 31, 1999.....         13,656,031      $    137      $    82,517      $   25,179      $      107,833
Repurchase of Common Stock....           (238,400)           (2)          (2,231)              -              (2,233)
Issuance of Common Stock......            221,731             2            1,221               -               1,223
Net loss......................                  -             -                -         (16,255)            (16,255)
                                      ============    ==========    =============    ============    ================
Balance at September 30, 1999.         13,639,362      $    137      $    81,507      $    8,924      $       90,568
                                      ============    ==========    =============    ============    ================


                                COTELLIGENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollar amounts in thousands)
                                   (Unaudited)


Note 4 - Business Combinations

     Since inception, the Company has acquired 26 IT professional services firms. During fiscal 1999, Cotelligent acquired five companies (acquired on September 16, 1998, October 29, 1998, October 30, 1998, November 30, 1998 and January 4, 1999) accounted for under the purchase method. During fiscal 2000, Cotelligent acquired one company on August 12, 1999 accounted for under the purchase method. The results of these acquisitions have been included in the Company's results from their respective acquisition dates. The following pro forma consolidated statements of operations for the three and six months ended September 30, 1998 and 1999 give effect to the acquisitions of the companies purchased in fiscal 1999 and 2000 as if these acquisitions were made on April 1, 1998 and 1999. The pro forma consolidated financial statement reflects adjustments for interest expense on cash consideration and amortization of goodwill for the companies accounted for under the purchase method of accounting.

                                                           Three Months Ended
                                                             September 30,
                                                  -----------------------------------
                                                        1999                1998
                                                  ----------------     --------------
Revenues.......................................    $       86,618       $     96,185
Cost of services...............................            62,479             65,068
                                                  ----------------     --------------
       Gross profit............................            24,139             31,117
Selling, general and administrative expenses...            23,830             23,151
                                                  ----------------     --------------
Operating income ..............................               309              7,966
Other expense..................................              (770)            (1,147)
                                                  ----------------     --------------
Income (loss) before provision for income taxes              (461)             6,819
Provision (benefit) for income taxes...........              (156)             2,767
                                                  ----------------     --------------
Net income (loss)..............................    $         (305)      $      4,052
                                                  ================     ==============
Earnings (loss) per share -
     Basic.....................................    $        (0.02)      $       0.26
                                                  ================     ==============
     Diluted...................................    $        (0.02)      $       0.26
                                                  ================     ==============
Weighted average shares outstanding -
     Basic.....................................        13,627,752         15,356,535
                                                  ================     ==============
     Diluted...................................        13,627,752         15,467,164
                                                  ================     ==============



                                                              Six Months Ended
                                                                September 30,
                                                    -----------------------------------
                                                          1999                1998
                                                    ----------------     --------------
Revenues.......................................      $      177,233       $    184,797
Cost of services...............................             127,369            125,821
                                                    ----------------     --------------
       Gross profit............................              49,864             58,976
Selling, general and administrative expenses...              73,480             44,459
                                                    ----------------     --------------
Operating income ..............................             (23,616)            14,517
Other expense..................................              (1,413)            (1,915)
                                                    ----------------     --------------
Income (loss) before provision for income taxes             (25,029)            12,602
Provision (benefit) for income taxes...........              (8,374)             5,105
                                                    ----------------     --------------
Net income (loss)..............................      $      (16,655)      $      7,497
                                                    ================     ==============
Earnings (loss) per share -
     Basic.....................................      $        (1.23)      $       0.49
                                                    ================     ==============
     Diluted...................................      $        (1.23)      $       0.48
                                                    ================     ==============
Weighted average shares outstanding -
     Basic.....................................          13,594,388         15,378,903
                                                    ================     ==============
     Diluted...................................          13,594,388         15,557,052
                                                    ================     ==============

                                COTELLIGENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)
                                   (Unaudited)

Note 5 - Earnings Per Share

Earnings per share were as follows:

                                                               For the Three Months Ended September 30, 1999
                                                          -------------------------------------------------------
                                                                                                      Per Share
                                                                Income               Shares             Amount
                                                          ------------------     --------------     -------------
Basic earnings per share-
Net income available to common stockholders ...........    $             79         13,565,326       $      0.01
Options issued to directors and employees .............                                  7,938
                                                                                 --------------

Diluted earnings per share-
Income available to common stockholders
    plus assumed conversions ..........................    $             79         13,573,264       $      0.01
                                                                                 ==============


                                                                 For the Three Months Ended September 30, 1998
                                                          -------------------------------------------------------
                                                                                                      Per Share
                                                                Income               Shares             Amount
                                                          ------------------     --------------     -------------
Basic earnings per share-
Net income available to common stockholders ...........    $          3,845         14,055,396       $      0.27
Options issued to directors and employees .............                                110,629
                                                                                 --------------

Diluted earnings per share-
Income available to common stockholders
    plus assumed conversions ..........................    $          3,845         14,166,025       $      0.27
                                                                                 ==============


                                                                  For the Six Months Ended September 30, 1999
                                                          -------------------------------------------------------
                                                                                                      Per Share
                                                                Income               Shares             Amount
                                                          ------------------     --------------     -------------
Basic and diluted earnings per share-
Net loss available to common stockholders .............    $        (16,255)        13,513,452       $     (1.20)


                                                                  For the Six Months Ended September 30, 1998
                                                          -------------------------------------------------------
                                                                                                      Per Share
                                                                Income               Shares             Amount
                                                          ------------------     --------------     -------------
Basic earnings per share-
Net income available to common stockholders ...........    $          7,360         14,077,764       $      0.52
Options issued to directors and employees .............                                178,149
                                                                                 --------------

Diluted earnings per share-
Income available to common stockholders
    plus assumed conversions ..........................    $          7,360         14,255,913       $      0.52
                                                                                 ==============

                                COTELLIGENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollar amounts in thousands)
                                   (Unaudited)




Note 6 - Capital Stock

     In September 1998, Cotelligent's Board of Directors authorized the repurchase of up to 2.0 million shares of the Company's Common Stock, or 14% of the then outstanding shares. During the six months ended September 30, 1999, the Company completed the share repurchase program with the repurchase of 238,400 shares for a total cost of $2,233.

Note 7 - Goodwill Impairment Charge

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, the Company considers, among other factors, deterioration of operating performance or significant loss of client base to be indicators of potential impairment of long-lived assets. The Company experienced a reduction in demand for its services, which it believes to be principally related to strategies being employed by the Company's customers of reducing investment in IT infrastructures while their "Year 2000" compliance is being ascertained. In particular, one of the Company's operating locations experienced a significant reduction in demand. As a result of the reduction in demand for its services, the Company recognized an impairment of goodwill during the six months ended September 30, 1999 as the future undiscounted cash flows of certain of its long-lived assets were estimated to be less than the asset's related carrying value. The pre-tax non-cash charge was $20,000, which represents the excess of the assets' carrying value over the Company's estimate of its fair value.


Note 8 - Restructuring of Operations

     As part of the Company's reorganization into two practice groups, the Company identified opportunities to align its operating structure by closing certain of its redundant facilities and rationalizing headcount to conform to the Company's new operating structure. Accordingly, the Company adopted a restructuring plan, which resulted in a pre-tax restructuring charge of $4,920 during the six months ended September 30, 1999. The charge includes provisions for severance of approximately 60 management and operating staff ($3,510) as well as closure costs related to a plan of consolidating certain operating locations ($1,410). As the Company's reorganization plan proceeds, the amount of the restructuring charge could change. At September 30, 1999, $3,204 of restructuring charges remained in accrued liabilities.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     Cotelligent, Inc. ("Cotelligent" or the "Company") was formed in February 1993 to acquire, own and operate software professional service businesses specializing in providing information technology ("IT") consultants to businesses with complex IT operations. Cotelligent's consulting practices are divided into two groups: Professional Services - IT staff augmentation and Technology Solutions, which encompass all of the Company's consulting services including custom application software development and outsourcing solutions, solutions in conjunction with national partnerships with leading enterprise application software companies, network design, intranet and internet application design and development and IT Education.

     During fiscal 1999 and fiscal 2000, Cotelligent acquired six companies (acquired on September 16, 1998, October 29, 1998, October 30, 1998, November 30, 1998, January 4, 1999 and August 12, 1999) accounted for under the purchase method. The results of these acquisitions have been included in the Company's results from their respective acquisition dates.

     The Company  derives  substantially  all of its revenues from IT consulting and  outsourcing  service  activities.  The  majority  of these  activities  are provided under ''time and materials'' billing arrangements, and revenues are recorded as work is performed. Revenues are directly related to the total number of hours billed to clients and the associated hourly billing rates. Hourly billing rates are established for each service provided and are a function of the type of work performed and the related skill level of the consultant. The Company's principal costs are professional compensation directly related to the performance of services and related expenses. Gross profits (revenues after professional compensation and related expenses) are primarily a function of hours billed to clients per professional employee or consultant, hourly billing rates of those employees or consultants and employee or consultant compensation relative to those billing rates. Gross profits can be adversely impacted if services provided cannot be billed, if the Company is not effective in managing its service activities, if fixed-fee engagements (which historically have not constituted a significant portion of total revenues) are not properly priced, if consultant cost increases exceed bill rate increases or if there are high levels of unutilized time (work activities not chargeable to clients or unrelated to client services) of full-time salaried service professional employees. Operating income (gross profit less selling, general and administrative expenses, depreciation and amortization of goodwill, impairment of long-lived assets and restructuring charge) can be adversely impacted by increased administrative staff compensation and expenses related to growing and expanding the Company's business, which may be incurred before revenues or economies of scale are generated from such investment. In addition, the Company's solutions oriented practices require a higher level of selling, general and administrative infrastructure in order to generate revenue. If the Company is unable to generate sufficient revenue from these activities, operating income may be adversely affected.

     As part of its strategic plan, the Company intends to acquire other IT consulting services businesses. Should the Company be successful in acquiring such businesses, periods subsequent to the completion of an acquisition could be adversely impacted by costs and activities associated with the assimilation and integration of the acquired company. In addition, there can be no assurance that the acquired company will meet its revenue or profit expectations following the acquisition. If the Company is unsuccessful in its acquisition program, the period in which costs associated with the pursuit of such opportunities are written off could be adversely impacted.

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

     The Company has conducted a comprehensive review of its internal computer systems to identify the systems that could be affected by the "Year 2000" issue and has concluded that the "Year 2000" issue will not pose any significant operational problems for the Company. The Company does not expect the expenditures related to the "Year 2000" issue to have a material effect on its financial position or results of operations in any year.

     Except for historical information contained herein, the information contained in this report includes forward-looking statements that involve certain risks and uncertainties that could cause actual results to vary materially from such statements. All forward-looking statements included in this report are based upon information available to Cotelligent as of the date thereof, and Cotelligent assumes no obligation to update any such forward-looking statement. Please refer to the discussion of risk factors and other factors included in Cotelligent's Annual Report on Form 10-K for the fiscal year ended March 31, 1999 and other filings made with the Securities and Exchange Commission.

                      CONSOLIDATED RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

Revenues

     Revenues increased $5.9 million, or 7.4% to $85.6 million in the three months ended September 30, 1999 from $79.7 million in the three months ended September 30, 1998. The increase was primarily due to the inclusion of revenues in the second quarter of fiscal 2000 from the companies acquired under the purchase method of accounting during fiscal 1999 ("Fiscal Year 1999 Purchases"), partially offset by a general reduction in demand for the Company's services.


Gross Profit

     Gross profit increased $0.3 million, or 1.3%, to $24.1 million in the three months ended September 30, 1999 from $23.8 million in the three months ended September 30, 1998 as a result of the inclusion of the Fiscal Year 1999 Purchases. Gross profit as a percentage of revenues decreased to 28.2%, from 29.9%, primarily due to a drop in utilization of salaried employees caused by a general reduction in demand for IT consulting services.


Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $4.8 million, or 28.4%, to $21.6 million in the three months ended September 30, 1999 from $16.9 million in three months ended September 30, 1998. The increase was primarily due to the inclusion of selling, general and administrative expenses related to the Fiscal Year 1999 Purchases, increased compensation to existing staff, new staff added in advance of anticipated continued growth, additional occupancy costs and increased marketing and sales activities during the second quarter of fiscal 2000.

     Selling, general and administrative expenses as a percent of revenue were 25.3% in the three months ended September 30, 1999 compared to 21.1% in the three months ended September 30, 1998. The majority of the Fiscal Year 1999 Purchases offer solutions oriented services which require a higher level of selling, general and administrative infrastructure in order to generate revenue. In addition, the increased staffing, occupancy, marketing and sales activities occurred in advance of anticipated revenue and were in place in the period when the Company experienced a reduction in demand for its services.


Depreciation and Amortization of Goodwill

     Depreciation and amortization of goodwill increased $0.8 million, or 108%, to $1.6 million in the three months ended September 30, 1999 from $0.8 million in three months ended September 30, 1998. The increase was primarily due to the inclusion of amortization of goodwill related to the Fiscal Year 1999 Purchases.


Other Income (Expense)

     Other income (expense) primarily consists of interest expense, net of interest income. Interest expense, net of interest income was $0.7 million in the three months ended September 30, 1999 as compared to interest income, net of interest expense of $0.3 million in the three months ended September 30, 1998. The increase is primarily due to interest expense recognized on the Company's credit facility during the second quarter of fiscal 2000. The net interest income in the second quarter of fiscal 1999 was the result of interest income earned on cash proceeds from the common stock offering completed in March 1998.


Provision for Income Taxes

     Provision for income taxes was a tax expense of $0.04 million, or an effective tax rate of 34% of pre-tax income in the three months ended September 30, 1999, compared to income tax expense of $2.6 million, or an effective rate of 40.5% of pre-tax income for the three months ended September 30, 1998. The decrease in the effective tax rate in the second quarter of fiscal 2000, as compared to the same period of fiscal year 1999, reflects the impact, in a year-to-date pre-tax loss situation, of non-deductible items to the effective tax rate.

                      CONSOLIDATED RESULTS OF OPERATIONS



Six Months Ended September 30, 1999 Compared to Six Months Ended
September 30, 1998


Revenues

     In the first half of fiscal 2000 revenues increased $21.4 million, or 14%, to $174.2 million from $152.8 million in the first half of fiscal 1999. The increase was primarily due to the inclusion of revenues in the second quarter of fiscal 2000 from the companies acquired under the purchase method of accounting during fiscal 1999.


Gross Profit

     Gross profit increased $4.3 million, or 9.6%, to $49.0 million in the first half of 2000 from $44.7 million in the first half of 1999, as a result of the inclusion of the Fiscal Year 1999 Purchases. Gross profit as a percentage of revenues decreased to 28.1%, from 29.2%, primarily due to a drop in utilization of salaried employees caused by a general reduction in demand for IT consulting services.


Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $12.6 million, or 39.9%, to $44.2 million in the first half of 2000 from $31.6 million in the first half of 1999. The increase was primarily due to the inclusion of selling, general and administrative expenses related to the Fiscal Year 1999 Purchases, increased compensation to existing staff, new staff added in advance of anticipated continued revenue, additional occupancy costs and increased marketing and sales activities during the first six months of fiscal 2000.

     Selling, general and administrative expenses as a percent of revenue were 25.4% in the six months ended September 30, 1999 compared to 20.7% in the six months ended September 30, 1998. The majority of the Fiscal Year 1999 Purchases offer solutions oriented services which require a higher level of selling, general and administrative infrastructure in order to generate revenue. In addition, the increased staffing, occupancy, marketing and sales activities occurred in advance of anticipated revenue and were in place in the period when the Company experienced a reduction in demand for its services.


Depreciation and Amortization of Goodwill

     Depreciation and amortization of goodwill increased $1.6 million, or 115%, to $3.1 million in the six months ended September 30, 1999 from $1.5 million in the six months ended September 30, 1998. The increase was primarily due to the inclusion of amortization of goodwill related to the Fiscal Year 1999 Purchases.


Impairment of Long-Lived Assets

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, the Company considers, among other factors, deterioration of operating performance or significant loss of client base to be indicators of potential impairment of long-lived assets. The Company experienced a reduction in demand for its services, which it believes to be principally related to strategies being employed by the Company's customers of reducing investment in IT infrastructures while their "Year 2000" compliance is being ascertained. In particular, one of the Company's operating locations experienced a significant reduction in demand. As a result of the reduction in demand for its services, the Company recognized an impairment of goodwill during the six months ended September 30, 1999 as the future undiscounted cash flows of certain of its long-lived assets were estimated to be less than the asset's related carrying value. The pre-tax non-cash charge was $20.0 million, which represents the excess of the asset's carrying value over the Company's estimate of its fair value.

Restructuring Charge

     As part of the Company's reorganization into two practice groups, the Company identified opportunities to align its operating structure by closing certain of its redundant facilities and rationalizing headcount to conform to the Company's new operating structure. Accordingly, the Company adopted a restructuring plan, which resulted in a pre-tax restructuring charge of $4.9 million during the six months ended September 30, 1999. The charge includes provisions for severance of approximately 60 management and operating staff ($3.5 million) as well as closure costs related to a plan of consolidating certain operating locations ($1.4 million). As the Company's reorganization plan proceeds, the amount of the restructuring charge could change.


Other Income (Expense)

     Other income (expense) primarily consists of interest expense, net of interest income. Interest expense, net of interest income was $1.3 million in the six months ended September 30, 1999 as compared to interest income, net of interest expense of $0.6 million in the six months ended September 30, 1998. The increase is primarily due to interest expense recognized on the Company's line of credit during the first six months of fiscal 2000. The net interest income in the first six months of fiscal 1999 was the result of interest income earned on cash proceeds from the common stock offering completed in March 1998.


Provision for Income Taxes

     Provision for income taxes was a benefit of $8.4 million, or an effective tax rate of 34% of pre-tax loss in the six months ended September 30, 1999, compared to income tax expense of $4.8 million, or an effective rate of 40% of pre-tax income for the six months ended September 30, 1998. The decrease in the effective tax rate in the first six months of fiscal 2000, as compared to the same period of fiscal year 1999, reflects the impact, in a pre-tax loss situation, of non-deductible items to the effective tax rate.

                        LIQUIDITY AND CAPITAL RESOURCES



     The Company has financed its growth principally through cash flows from operations, periodic borrowing under its credit facilities and the use of the net proceeds from its public offerings. On March 12, 1999, the Company entered into a $100 million revolving line of credit facility (the "Credit Line") which was amended on June 28, 1999 and November 15, 1999. Interest rate options include base borrowings at the lead lender's prime rate plus one-quarter of one percent and term loans at LIBOR plus an applicable margin which fluctuates based upon certain leverage ratios. The Company believes the existing sources of liquidity and funds generated from operations will provide adequate cash to fund its anticipated cash working capital needs at least through the next year.

     The Company's primary sources of liquidity are cash balances, the Credit Line and the collection of its accounts receivable. Accounts receivable increased as the Company's operations have grown. Total receivables were 72 and 61 days of revenue at September 30, 1999 and March 31, 1999 respectively. The increase was primarily the result of certain customers lengthening the timing of their payments to Cotelligent. Should the Company be unable to bill and collect for its services on a timely basis, the Company could draw upon available cash or existing credit facilities to finance its operations.

     Cash used in operating activities was $12.8 million for the six months ended September 30, 1999. The Company used borrowings on its Credit Line to fund cash needs for its operations. At September 30, 1999, the Company had an outstanding balance of $48.1 million under the Credit Line.

                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         None.

(b)      Reports  on Form 8-K

         The following report on Form 8-K was filed during the quarter ended September 30, 1999.

         Cotelligent, Inc. filed with the Securities and Exchange Commission a copy of the press release dated August 26, 1999 announcing the resig-nation of its President and Chief Operating Officer.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                      COTELLIGENT, INC.




Date: November 15, 1999                               /s/ Daniel E. Jackson
                                                     --------------------------
                                                     Daniel E. Jackson
                                                     Executive Vice President,
                                                     Chief Financial Officer and
                                                     Treasurer