Form 10-Q
period 1999-12-31
COTELLIGENT INC
filed 2000-02-14
CIK 1004963

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

 (Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999
                                       OR

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

Yes      X              No



At February 11, 2000 there were 14,831,451 shares of common stock outstanding.

                                COTELLIGENT, INC.


                                      INDEX

                         Part I - Financial Information



Item 1. Financial Statements                                                          Page
Cotelligent, Inc.
         Consolidated Balance Sheets at December 31, 1999 (Unaudited)
            and March 31, 1999                                                         3
         Consolidated Statements of Operations for the Three and Nine Months
            Ended December 31, 1999 and 1998 (Unaudited)                               4
         Consolidated Statements of Cash Flows for the Nine Months Ended
            December 31, 1999 and 1998 (Unaudited)                                     5
         Notes to Consolidated Financial Statements (Unaudited)                        6



Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                11


                           Part II - Other Information


Item 6. Exhibits and Reports on Form 8-K                                              16

Signatures                                                                            17

                                COTELLIGENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)





                                                                       December 31, 1999       March 31, 1999
                                                                       -----------------     ------------------
                                                                         (Unaudited)
                             ASSETS

Current assets:
   Cash and cash equivalents...................................         $         1,675      $             972
   Accounts receivable, including unbilled accounts of $20,637.
   and $17,719 and net of allowance for doubtful accounts......
   of $1,890 and $1,449, respectively..........................                  65,280                 62,087
   Deferred income taxes.......................................                     564                    960
   Prepaid expenses and other..................................                   4,649                  4,971
                                                                       -----------------     ------------------
     Total current assets......................................                  72,168                 68,990
Property and equipment, net....................................                  13,118                 11,405
Goodwill, net of accumulated amortization of $3,804 and........
$1,861, respectively...........................................                  83,076                 95,200
Notes receivable from officers and related party...............                   1,619                    191
Deferred income taxes..........................................                   8,153                      -
Other assets...................................................                   1,085                  1,094
                                                                       -----------------     ------------------
     Total assets..............................................         $       179,219      $         176,880
                                                                       =================     ==================

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term debt.............................................         $        48,358       $            236
   Accounts payable............................................                   7,723                  9,399
   Accrued compensation and related payroll liabilities........                  17,131                 17,238
   Income taxes payable........................................                   1,975                  5,702
   Other accrued liabilities...................................                  14,502                  7,460
                                                                       -----------------     ------------------
     Total current liabilities.................................                  89,689                 40,035
Long-term debt.................................................                      73                 28,191
Deferred income taxes..........................................                       -                    821
                                                                       -----------------     ------------------
     Total liabilities.........................................                  89,762                 69,047
                                                                       -----------------     ------------------
Stockholders' equity:
   Preferred Stock, $0.01 par value; 500,000 shares authorized,
     no shares issued or outstanding...........................                       -                      -
   Common Stock, $0.01 par value; 100,000,000 shares...........
     authorized, 15,213,490 and 13,656,031 shares..............
     issued and outstanding, respectively......................                     152                    137
   Additional paid-in capital.................................                   87,023                 82,517
   Notes receivable from stockholders........................                    (5,297)                     -
   Retained earnings..........................................                    7,579                 25,179
                                                                       -----------------     ------------------
     Total stockholders' equity...............................                   89,457                107,833
                                                                       -----------------     ------------------

     Total liabilities and stockholders' equity...............         $        179,219       $        176,880
                                                                       =================     ==================








The accompanying notes are an integral part of these consolidated financial statements.
                                        3

                                COTELLIGENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)
                                   (Unaudited)



                                                           Three Months Ended                    Nine Months Ended
                                                              December 31,                           December 31,
                                                    --------------------------------    -------------------------------------
                                                         1999               1998                1999               1998
                                                    --------------     -------------    -----------------    ----------------

Revenues...........................................  $     81,390       $    83,849      $       255,579      $      236,627
Cost of services...................................        59,407            59,530              184,619             167,630
                                                    --------------     -------------    -----------------    ----------------
        Gross profit...............................        21,983            24,319               70,960              68,997
Selling, general and administrative expenses.......        21,641            16,535               65,870              48,108
Depreciation and amortization of goodwill..........         1,711             1,067                4,829               2,556
Impairment of long-lived assets....................             -                 -               20,000                   -
Restructuring charge...............................             -                 -                4,920                   -
                                                    --------------     -------------    -----------------    ----------------
Operating income (loss) ...........................        (1,369)            6,717             (24,659)              18,333
Other income (expense):
   Interest expense................................        (1,128)             (139)              (2,535)               (142)
   Interest income.................................            55                54                  183                 674
   Other...........................................            (6)               (2)                 (66)                (28)
                                                    --------------     -------------    -----------------    ----------------
     Total other income (expense)..................        (1,079)              (87)              (2,418)                504
                                                    --------------     -------------    -----------------    ----------------
Income (loss) before provision for income taxes....        (2,448)            6,630              (27,077)             18,837
Provision (benefit) for income taxes...............        (1,104)            2,684               (9,477)              7,529
                                                    --------------     -------------    -----------------    ----------------
Net income (loss)..................................  $     (1,344)      $     3,946      $       (17,600)     $       11,308
                                                    ==============     =============    =================    ================

Earnings (loss) per share -
       Basic.......................................  $      (0.09)      $      0.28      $         (1.25)     $         0.81
                                                    ==============     =============    =================    ================
       Diluted ....................................  $      (0.09)      $      0.28      $         (1.25)     $         0.80
                                                    ==============     =============    =================    ================

Weighted average shares outstanding
       Basic.......................................    15,167,742        14,055,396           14,060,481          14,003,972
                                                    ==============     =============    =================    ================
       Diluted ....................................    15,167,742        14,213,639           14,060,481          14,164,902
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

                                COTELLIGENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)




                                                                                          Nine Months Ended
                                                                                             December 31,
                                                                            ---------------------------------------------
                                                                                     1999                     1998
                                                                            ---------------------    --------------------
Cash flows from operating activities:
     Net income (loss)................................................       $           (17,600)     $           11,308
     Adjustments to reconcile net income (loss) to net cash
         used in operating activities:
                Depreciation and amortization of goodwill ............                     4,829                   2,556
                Impairment of long-lived assets ......................                    20,000                       -
                Deferred income taxes, net............................                    (8,578)                   (503)
                Loss on disposal of property and equipment............                        59                      28
                Provision for doubtful accounts.......................                       441                     729
                Changes in current assets and liabilities:
                      Accounts receivable.............................                    (3,634)                 (3,644)
                      Prepaid expenses and other current assets.......                       322                  (1,135)
                      Accounts payable and accrued expenses...........                    (1,783)                 (1,657)
                      Income taxes payable............................                    (3,727)                    131
                      Other accrued liabilities.......................                      (958)                   (778)
                      Other assets....................................                         9                     231
                                                                            ---------------------    --------------------

                     Net cash (used) provided in operating activities.                   (10,620)                  7,266
                                                                            ---------------------    --------------------
Cash flows from investing activities:
     Proceeds from sale of assets ....................................                         6                     206
     Other investment.................................................                      (253)                      -
     Purchase of businesses, net of cash acquired.....................                    (1,086)                (45,217)
     Purchases of property and equipment..............................                    (4,644)                 (4,047)
                                                                            ---------------------    --------------------
                    Net cash used in investing activities.............                    (5,977)                (49,058)
                                                                            ---------------------    --------------------
Cash flows from financing activities:
     Net borrowings (repayments) on long-term debt....................                    20,004                  18,587
     Increase in notes receivable from officers and related party, net                    (1,428)                      -
     Net proceeds from issuance of common stock ......................                       956                   1,750
     Repurchase of common stock ......................................                    (2,233)                (11,320)
                                                                            ---------------------    --------------------

                   Net cash provided by financing activities                              17,299                   9,017

                                                                            ---------------------    --------------------
     Net increase (decrease) in cash and cash equivalents.............                       702                 (32,775)
     Cash and cash equivalents at beginning of period.................                       972                  40,528
                                                                            =====================    ====================
     Cash and cash equivalents at end of period.......................       $             1,675                   7,753
                                                                            =====================    ====================
Supplemental disclosures of cash flow information:
     Cash transactions -
        Interest paid.................................................       $             2,281      $              132
        Income taxes paid.............................................       $             2,291      $            7,259
     Non cash transaction -
        Issuance of shares in exchange for notes receivable...........       $             5,297      $                -










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

     The Company is currently organized in two practice groups consisting of Technology Solutions and Professional Services, and operates offices across the United States along with international consultant recruiting offices in Brazil and the Philippines. At December 31, 1999, the Company had approximately 3,000 employees, including technical staff of approximately 2,400 IT professional consultants providing services to approximately 900 clients across a broad spectrum of industries.

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



Note 3 - Changes in Stockholders' Equity







                                                                                  Notes
                                      Common Stock             Additional       Receivable                        Total
                                 ------------------------       Paid-In           From           Retained      Stockholders'
                                    Shares        Amount        Capital        Stockholders      Earnings         Equity
                                 -----------     --------     -----------     -------------     ----------    --------------
Balance at March 31, 1999        13,656,031       $  137       $  82,517      $         -       $  25,179     $     107,833
Repurchase of Common Stock         (238,400)          (2)         (2,231)                               -            (2,233)
Issuance of Common Stock          1,795,859           17           6,737           (5,297)              -             1,457
Net loss                                  -            -               -                          (17,600)          (17,600)
                                 ===========     ========     ===========    =============     ===========    ==============
Balance at December 31, 1999     15,213,490       $  152       $  87,023      $    (5,297)      $   7,579     $      89,457
                                 ===========     ========     ===========    =============     ===========    ==============


                                COTELLIGENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollar amounts in thousands)
                                   (Unaudited)


Note 4 - Business Combinations

     Since inception, the Company has acquired 26 IT professional services firms. During fiscal 1999, Cotelligent acquired five companies (acquired on September 16, 1998, October 29, 1998, October 30, 1998, November 30, 1998 and January 4, 1999) accounted for under the purchase method. During fiscal 2000, Cotelligent acquired one company on August 12, 1999 accounted for under the purchase method. The results of these acquisitions have been included in the Company's results from their respective acquisition dates. The following pro forma consolidated statements of operations for the three and nine months ended December 31, 1998 and 1999 give effect to the acquisitions of the companies purchased in fiscal 1999 and 2000 as if these acquisitions were made on April 1, 1998 and 1999. The pro forma consolidated financial statement reflects adjustments for interest expense on cash consideration and amortization of goodwill for the companies accounted for under the purchase method of accounting.


                                                                   Three Months Ended
                                                                      December 31,
                                                           -----------------------------------
                                                                1999                1998
                                                           ----------------     --------------
Revenues........................................            $       81,390       $     95,291
Cost of services................................                    59,407             66,160
                                                           ----------------     --------------
       Gross profit.............................                    21,983             29,131
Selling, general and administrative expenses....                    23,352             22,045
                                                           ----------------     --------------
Operating income (loss).........................                    (1,369)             7,086
Other income (expense)..........................                    (1,079)              (599)
                                                           ----------------     --------------
Income (loss) before provision for income taxes.                    (2,448)             6,487
Provision (benefit) for income taxes............                    (1,104)             2,627
                                                           ----------------     --------------
Net income (loss)...............................            $       (1,344)      $      3,860
                                                           ================     ==============
Earnings (loss) per share -
     Basic......................................            $        (0.09)      $       0.26
                                                           ================     ==============
     Diluted....................................            $        (0.09)      $       0.25
                                                           ================     ==============
Weighted average shares outstanding -
     Basic......................................                15,167,742         14,960,876
                                                           ================     ==============
     Diluted....................................                15,167,742         15,119,118
                                                           ================     ==============




                                                                    Nine Months Ended
                                                                       December 31,
                                                           -----------------------------------
                                                                1999                1998
                                                           ----------------     --------------
Revenues.......................................             $      258,623       $    280,087
Cost of services...............................                    186,776            191,981
                                                           ----------------     --------------
       Gross profit............................                     71,847             88,106
Selling, general and administrative expenses...                     96,736             66,504
                                                           ----------------     --------------
Operating income (loss)........................                    (24,889)            21,602
Other income (expense).........................                     (2,588)            (2,515)
                                                           ----------------     --------------
Income (loss) before provision for income taxes                    (27,477)            19,087
Provision (benefit) for income taxes...........                     (9,477)             7,730
                                                           ----------------     --------------
Net income (loss)..............................             $      (18,000)      $     11,357
                                                           ================     ==============
Earnings (loss) per share -
     Basic.....................................             $       (1.28)       $       0.75
                                                           ================     ==============
     Diluted...................................             $       (1.28)       $       0.74
                                                           ================     ==============
Weighted average shares outstanding -
     Basic.....................................                 14,098,219         15,164,100
                                                           ================     ==============
     Diluted...................................                 14,098,219         15,325,030
                                                           ================     ==============


                                COTELLIGENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)
                                   (Unaudited)

Note 5 - Earnings (loss) Per Share

Earnings per share were as follows:


                                                                  For the Three Months Ended December 31, 1999
                                                             -------------------------------------------------------
                                                                                                         Per Share
                                                                Income (loss)           Shares              Amount
                                                             ------------------     --------------     -------------
   Basic and diluted earnings (loss) per share-
   Net loss available to common stockholders .............    $         (1,344)        15,167,742       $     (0.09)


                                                                  For the Three Months Ended December 31, 1998
                                                             -------------------------------------------------------
                                                                                                        Per Share
                                                                Income (loss)           Shares             Amount
                                                             ------------------     --------------     -------------
   Basic earnings (loss) per share-
   Net income available to common stockholders ...........              $3,946         14,055,396       $      0.28
   Options issued to directors and employees .............                                158,243
                                                                                    --------------

   Diluted earnings (loss) per share-
   Income available to common stockholders
       plus assumed conversions ..........................              $3,946         14,213,639       $      0.28
                                                                                    ==============


                                                                  For the Nine Months Ended December 31, 1999
                                                             -------------------------------------------------------
                                                                                                       Per Share
                                                                Income (loss)           Shares             Amount
                                                             ------------------     --------------     -------------
   Basic and diluted earnings (loss) per share-
   Net loss available to common stockholders .............    $        (17,600)        14,060,481       $     (1.25)


                                                                  For the Nine Months Ended December 31, 1998
                                                             -------------------------------------------------------
                                                                                                        Per Share
                                                                Income (loss)           Shares             Amount
                                                             ------------------     --------------     -------------
   Basic earnings (loss) per share-
   Net income available to common stockholders ...........    $         11,308         14,003,972       $      0.81
   Options issued to directors and employees .............                                160,930
                                                                                    --------------

   Diluted earnings (loss) per share-
   Income available to common stockholders
       plus assumed conversions ..........................    $         11,308         14,164,902       $      0.80
                                                                                    ==============

                                       8

                                COTELLIGENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollar amounts in thousands)
                                   (Unaudited)


Note 6 - Credit Agreement

     On November 15, 1999, the Company entered into the second amendment (the "Second Amendment") to the Amended and Restated Credit Agreement, dated March 12, 1999, among the Company, its consolidated subsidiaries, BankBoston N.A., as administrative agent, letter of credit issuer and swingline lender, and the other banks and financial institutions party thereto (the "Credit Agreement"). The Second Amendment, among other provisions, required that the Company's net income and EBIT be greater than one dollar beginning with the fiscal quarter ending December 31, 1999 through the fiscal quarter ending September 30, 2000 and set minimum levels for the Company's EBITDA for the fiscal quarters ending September 30, 1999 through September 30, 2000. The Company's net income and EBIT for the quarter ended December 31, 1999 was not greater than one dollar and the EBITDA for the quarter ended December 31, 1999 did not meet the minimum levels required by the Second Amendment.

     On December 22, 1999, the Company entered into the third amendment (the "Third Amendment") to the Credit Agreement. The Third Amendment required the Company to enter into a capital transaction on or before January 7, 2000 to fund the earnout payment due to sellers pursuant to the agreement to purchase Information System Resources ("ISR") or alternatively, to enter into an agreement with the sellers of ISR with a revised payment schedule. The Company has not yet entered into a capital transaction for such funding nor has it entered any agreement with the ISR sellers.

     Due to the breach of the covenants at December 31, 1999, as amended above, the amount due under the credit agreement has been classified as a current liability.

     However, on February 11, 2000, the Company entered into a letter agreement with BankBoston N.A. whereby the lenders party to the Credit Agreement (the "Lenders") agreed to waive the defaults set forth above through March 31, 2000. The letter agreement also amended the Credit Agreement so as to (i) terminate the obligation of the Lenders to make available certain revolving acquisition loans, thereby reducing the credit facility by $42,600 to $57,400 (ii) obligate the Company to deliver all cash presently held and hereafter generated by it and its consolidated subsidiaries to BankBoston N.A., to be used for satisfying the Company's obligations under the Credit Agreement and (iii) terminate the Company's ability to elect LIBOR Rate Loans (as defined in the Credit Agreement). In addition, the Company agreed (a) that no payments will be made to the ISR sellers from working capital loans advanced pursuant to the Credit Agreement or from cash generated from the Company's business and any such payments will be made exclusively from a capital transaction and (b) that any funds received from such a capital transaction will be used to pay the ISR sellers (and the sellers due an earnout payment as a result of the Company's acquisition of MD Technology, Inc.) in full and any remaining funds will be used solely for working capital and not for further acquisitions. Subject to the foregoing, the Company is agreed to pay in full all amounts due to the ISR sellers by March 5, 2000. Finally, the parties also agreed to meet in other to negotiate a mutually acceptable forbearance agreement by March 31, 2000.

                                COTELLIGENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollar amounts in thousands)
                                   (Unaudited)


Note 7 - Stockholders Equity

     Stock Repurchase Program

     In September 1998, Cotelligent's Board of Directors authorized the repurchase of up to 2.0 million shares of the Company's Common Stock, or 14.0% of the then outstanding shares. During the six months ended September 30, 1999, the Company completed the stock repurchase program with the repurchase of 238,400 shares for a total cost of $2,233.

     Leveraged Stock Purchase Plan

     On September 8, 1999, the stockholders approved The Cotelligent, Inc. 1999 Leveraged Stock Purchase Plan (the "Plan") which authorizes the purchase of shares of Common Stock by eligible employees who are selected by the Compensation Committee of the Board (the "Committee") to participate in the Plan on terms and conditions determined by the Committee.

     Effective October 1, 1999, 1,486,842 shares were issued under the Plan resulting in notes receivable from stockholders for $5,297, which is included in stockholders equity. The notes receivable (i) bear interest at the applicable federal interest rate as defined by the Internal Revenue Code; (ii) are secured by the pledge of Cotelligent stock issued; (iii) are full recourse as to the employee, except that in the case of death, disability, termination by the Company without cause or change of control of the Company, recourse against the employee is limited to the pledged stock; and (iv) have a term of five years from date issuance, unless the stock is sold, then the loan shall be prepaid, otherwise, the loan may not be prepaid. The stock issued under the Plan is restricted from sale in the open market for a period of two years from the date of issuance, except in the case of death, disability, termination by the Company without cause or change of control of the Company, then the stock may be sold and proceeds used to repay the loan.


Note 8 - Goodwill Impairment Charge

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, the Company considers, among other factors, deterioration of operating performance or significant loss of client base to be indicators of potential impairment of long-lived assets. The Company experienced a reduction in demand for its services, which it believes to be principally related to strategies being employed by the Company's customers of reducing investment in IT infrastructures while their "Year 2000" compliance is being ascertained. In particular, one of the Company's operating locations experienced a significant reduction in demand. As a result of the reduction in demand for its services, the Company recognized an impairment of goodwill during the nine months ended December 31, 1999 as the future undiscounted cash flows of certain of its long-lived assets were estimated to be less than the asset's related carrying value. The pre-tax non-cash charge was $20,000, which represents the excess of the assets' carrying value over the Company's estimate of its fair value.

Note 9 - Restructuring of Operations

     As part of the Company's reorganization into two practice groups, the Company identified opportunities to align its operating structure by closing certain of its redundant facilities and rationalizing headcount to conform to the Company's new operating structure. Accordingly, the Company adopted a restructuring plan, which resulted in a pre-tax restructuring charge of $4,920 during the nine months ended December 31, 1999. The charge includes provisions for severance of approximately 60 management and operating staff ($3,510) as well as closure costs related to a plan of consolidating certain operating locations ($1,410). As the Company's reorganization plan proceeds, the amount of the restructuring charge could change. At December 31, 1999, $2,357 of restructuring charges remained in accrued liabilities.

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

                       CONSOLIDATED RESULTS OF OPERATIONS

Three Months Ended December 31, 1999 Compared to Three Months Ended December 31, 1998

Revenues

     Revenues decreased $2.5 million, or 2.9%, to $81.4 million in the three months ended December 31, 1999 from $83.8 million in the three months ended December 31, 1998. The decrease was primarily due to a general reduction in demand for the Company's services, offset by the inclusion of revenues from the companies acquired under the purchase method of accounting during fiscal 1999 and 2000 ("FY99 and FY00 Purchases").

Gross Profit

     Gross profit decreased $2.3 million, or 9.6%, to $22.0 million in the three months ended December 31, 1999 from $24.3 million in the three months ended December 31, 1998. The decrease was primarily due to a general reduction in demand for the Company's services, offset by the inclusion of the FY99 and FY00 Purchases. Gross profit as a percentage of revenues decreased to 27.0%, from 29.0%, primarily due to a drop in utilization of salaried employees caused by a general reduction in demand for IT consulting services.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $5.1 million, or 30.9%, to $21.6 million in the three months ended December 31, 1999 from $16.5 million in three months ended December 31, 1998. The increase was primarily due to the inclusion of selling, general and administrative expenses related to the FY99 and FY00 Purchases, new staff added in advance of anticipated continued growth, and additional occupancy costs and increased marketing and sales activities during the third quarter of fiscal 2000.

     Selling, general and administrative expenses as a percent of revenue were 26.6% in the three months ended December 31, 1999 compared to 19.7% in the three months ended December 31, 1998. The majority of the FY99 and FY00 Purchases offer solutions oriented services, which require a higher level of selling, general and administrative infrastructure in order to generate revenue. In addition, the increased staffing, occupancy, marketing and sales activities occurred in advance of anticipated revenue and were in place in the period when the Company experienced a reduction in demand for its services.

Depreciation and Amortization of Goodwill

     Depreciation and amortization of goodwill increased $0.6 million, or 60.4%, to $1.7 million in the three months ended December 31, 1999 from $1.1 million in three months ended December 31, 1998. The increase was primarily due to the inclusion of amortization of goodwill related to the FY99 and FY00 Purchases.

Other Income (Expense)

     Other income (expense) primarily consists of interest expense, net of interest income. Interest expense, net of interest income, was $1.1 million in the three months ended December 31, 1999 as compared to interest expense, net of interest income, of $0.1 million in the three months ended December 31, 1998. The increase was primarily due to interest expense on the Company's credit facility during the third quarter of fiscal 2000. The lower net interest expense in the third quarter of fiscal 1999 was the result of interest expense on lower debt levels offset by interest income earned on cash proceeds from the common stock offering completed in March 1998.


Provision for Income Taxes

     Provision for income taxes was a tax benefit of $1.1 million, or an effective tax rate of 45.1% of pre-tax income in the three months ended December 31, 1999, compared to income tax expense of $2.7 million, or an effective rate of 40.5% of pre-tax income for the three months ended December 31, 1998. The increase in the effective tax rate in the third quarter of fiscal 2000, as compared to the same period of fiscal 1999, reflects a change in the full-year effective tax rate from 34.0% to 35.0%.

                       CONSOLIDATED RESULTS OF OPERATIONS



Nine Months Ended December 31, 1999 Compared to Nine Months Ended December 31, 1998

Revenues

     In the first nine months of fiscal 2000, revenues increased $19.0 million, or 8.0%, to $255.6 million from $236.6 million in the same period of fiscal 1999. The increase was primarily due to the inclusion of revenues from the FY99 and FY00 Purchases.


Gross Profit

     Gross profit increased $2.0 million, or 2.8%, to $71.0 million in the first nine months of fiscal 2000 from $69.0 million in the same period of fiscal 1999, as a result of the inclusion of the FY99 and FY00 Purchases. Gross profit as a percentage of revenues decreased to 27.8%, from 29.2%, primarily due to a drop in utilization of salaried employees caused by a general reduction in demand for IT consulting services.


Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $17.8 million, or 36.9%, to $65.9 million in the first nine months of fiscal 2000 from $48.1 million in the same period of fiscal 1999. The increase was primarily due to the inclusion of selling, general and administrative expenses related to the FY99 and FY00 Purchases, increased compensation to existing staff, new staff added in advance of anticipated continued revenue, additional occupancy costs and increased marketing and sales activities during the first nine months of fiscal 2000.

     Selling, general and administrative expenses as a percent of revenue were 25.8% in the nine months ended December 31, 1999 compared to 20.3% in the nine months ended December 31, 1998. The majority of the FY99 and FY00 Purchases offer solutions oriented services, which require a higher level of selling, general and administrative infrastructure in order to generate revenue. In addition, the increased staffing, occupancy, marketing and sales activities occurred in advance of anticipated revenue and were in place in the period when the Company experienced a reduction in demand for its services.

Depreciation and Amortization of Goodwill

     Depreciation and amortization of goodwill increased $2.3 million, or 88.9%, to $4.8 million in the nine months ended December 31, 1999 from $2.6 million in the nine months ended December 31, 1998. The increase was primarily due to the inclusion of amortization of goodwill related to the FY99 and FY00 Purchases.


Impairment of Long-Lived Assets

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, the Company considers, among other factors, deterioration of operating performance or significant loss of client base to be indicators of potential impairment of long-lived assets. The Company experienced a reduction in demand for its services, which it believes to be principally related to strategies being employed by the Company's customers of reducing investment in IT infrastructures while their "Year 2000" compliance is being ascertained. In particular, one of the Company's operating locations experienced a significant reduction in demand. As a result of the reduction in demand for its services, the Company recognized an impairment of goodwill during the nine months ended December 31, 1999 as the future undiscounted cash flows of certain of its long-lived assets were estimated to be less than the asset's related carrying value. The pre-tax non-cash charge was $20.0 million, which represents the excess of the asset's carrying value over the Company's estimate of its fair value.

Restructuring Charge

     As part of the Company's reorganization into two practice groups, the Company identified opportunities to align its operating structure by closing certain of its redundant facilities and rationalizing headcount to conform to the Company's new operating structure. Accordingly, the Company adopted a restructuring plan, which resulted in a pre-tax restructuring charge of $4.9 million during the nine months ended December 31, 1999. The charge includes provisions for severance of approximately 60 management and operating staff ($3.5 million) as well as closure costs related to a plan of consolidating certain operating locations ($1.4 million). As the Company's reorganization plan proceeds, the amount of the restructuring charge could change.

Other Income (Expense)

     Other income (expense) primarily consists of interest expense, net of interest income. Interest expense, net of interest income, was $2.4 million in the nine months ended December 31, 1999 as compared to interest income, net of interest expense, of $0.5 million in the nine months ended December 31, 1998. The increase was primarily due to interest expense recognized on the Company's line of credit during the first nine months of fiscal 2000. The net interest income in the first nine months of fiscal 1999 was the result of interest income earned on cash proceeds from the common stock offering completed in March 1998.

Provision for Income Taxes

     Provision for income taxes was a benefit of $9.5 million, or an effective tax rate of 35.0% of pre-tax loss in the nine months ended December 31, 1999, compared to income tax expense of $7.5 million, or an effective rate of 40.0% of pre-tax income for the nine months ended December 31, 1998. The decrease in the effective tax rate in the first nine months of fiscal 2000, as compared to the same period of fiscal year 1999, reflects the impact, in a pre-tax loss situation, of non-deductible items to the effective tax rate.

                         LIQUIDITY AND CAPITAL RESOURCES


     The Company has financed its growth principally through cash flows from operations, periodic borrowing under its credit facilities and the use of the net proceeds from its public offerings.

     On November 15, 1999, the Company entered into the second amendment (the "Second Amendment") to the Amended and Restated Credit Agreement, dated March 12, 1999, among the Company, its consolidated subsidiaries, BankBoston N.A., as administrative agent, letter of credit issuer and swingline lender, and the other banks and financial institutions party thereto (the "Credit Agreement"). The Second Amendment, among other provisions, required that the Company's net income and EBIT be greater than one dollar beginning with the fiscal quarter ending December 31, 1999 through the fiscal quarter ending September 30, 2000 and set minimum levels for the Company's EBITDA for the fiscal quarters ending September 30, 1999 through September 30, 2000. The Company's net income and EBIT for the quarter ended December 31, 1999 was not greater than one dollar and the EBITDA for the quarter ended December 31, 1999 did not meet the minimum levels required by the Second Amendment.

     On December 22, 1999, the Company entered into the third amendment (the "Third Amendment") to the Credit Agreement. The Third Amendment required the Company to enter into a capital transaction on or before January 7, 2000 to fund the earnout payment due to sellers pursuant to the agreement to purchase Information System Resources ("ISR") or alternatively, to enter into an agreement with the sellers of ISR with a revised payment schedule. The Company has not yet entered into a capital transaction for such funding nor has it entered any agreement with the ISR sellers.

     However, on February 11, 2000, the Company entered into a letter agreement with BankBoston N.A. whereby the lenders party to the Credit Agreement (the "Lenders") agreed to waive the defaults set forth above through March 31, 2000. The letter agreement also amended the Credit Agreement so as to (i) terminate the obligation of the Lenders to make available certain revolving acquisition loans, thereby reducing the credit facility by $42,600 to $57,400 (ii) obligate the Company to deliver all cash presently held and hereafter generated by it and its consolidated subsidiaries to BankBoston N.A., to be used for satisfying the Company's obligations under the Credit Agreement and (iii) terminate the Company's ability to elect LIBOR Rate Loans (as defined in the Credit Agreement). In addition, the Company agreed (a) that no payments will be made to the ISR sellers from working capital loans advanced pursuant to the Credit Agreement or from cash generated from the Company's business and any such payments will be made exclusively from a capital transaction and (b) that any funds received from such a capital transaction will be used to pay the ISR sellers (and the sellers due an earnout payment as a result of the Company's acquisition of MD Technology, Inc.) in full and any remaining funds will be used solely for working capital and not for further acquisitions. Subject to the foregoing, the Company is agreed to pay in full all amounts due to the ISR sellers by March 5, 2000. Finally, the parties also agreed to meet in order to negotiate a mutually acceptable forbearance agreement by March 31, 2000.

     Prior to the letter agreement dated February 11, 2000, the interest rate options include base rate borrowings at the lead lender's prime rate plus one-quarter of one percent and LIBOR rate borrowings at LIBOR plus applicable margin which fluctuates based upon certain leverage ratios. Effective with the February 11, 2000 letter agreement, the LIBOR rate borrowing option is no longer available.

     The Company's primary sources of liquidity are cash balances, the Credit Line and the collection of its accounts receivable. Total receivables were 74 and 61 days of quarterly revenue at December 31, 1999 and March 31, 1999 respectively. The increase was primarily the result of certain customers lengthening the timing of their payments to Cotelligent and the Company's move to a centralized collections group. Going forward the Company has a dedicated national credit and collections center working to improve collections. The Company believes the existing sources of liquidity and funds generated from operations will provide adequate cash to fund its anticipated cash working capital needs at least through the next year.

     Cash used in operating activities was $10.6 million for the nine months ended December 31, 1999. The Company used borrowings on its Credit Line to fund cash needs for its operations. At December 31, 1999, the Company had an outstanding balance of $48.2 million under the Credit Line.

                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         None.

(b)      Reports  on Form 8-K

         The following reports on Form 8-K were filed during the quarter ended December 31, 1999.

         Cotelligent, Inc. filed with the Securities and Exchange Commission a copy of the press release dated September 24, 1999 announcing earnings expectations for the three months ending September 30, 1999.

         Cotelligent, Inc. filed with the Securities and Exchange Commission the first and second amendments to the Amended and Restated Senior Secured Credit Agreement.
                                       16

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                               COTELLIGENT, INC.




Date: February 14, 2000                              /s/ Daniel E. Jackson
                                                     ---------------------------
                                                     Daniel E. Jackson
                                                     Executive Vice President,
                                                     Chief Financial Officer and
                                                     Treasurer
                                       17