Form 10-K405
period 2000-03-31
COTELLIGENT INC
filed 2000-07-14
CIK 1004963

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended March 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the transition period from              to

Commission file number 0-27412

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

YES   X   NO____
    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $57,227,778 based on the closing price of $ 4.38 of the registrant's Common Stock as reported on the New York Stock Exchange on July 12, 2000.

The number of shares of the registrant Common Stock outstanding as of July 12, 2000 was 15,199,082.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10, 11, 12 and 13, of this Form 10-
K. We anticipate that our Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

                               COTELLIGENT, INC.
                               TABLE OF CONTENTS
                                   FORM 10-K

                                                                                                                PAGE
Part I

  Item 1  Business...........................................................................................      3
  Item 2  Properties.........................................................................................     12
  Item 3  Legal Proceedings..................................................................................     12
  Item 4  Submission of Matters to a Vote of Security Holders................................................     12

Part II

  Item 5  Market for Registrant's Common Stock and Related Stockholder Matters...............................     13
  Item 6  Selected Financial Data............................................................................     13
  Item 7  Management's Discussion and Analysis of Financial Condition and Results of Operations..............     15
  Item 8  Financial Statements and Supplementary Data........................................................     20
  Item 9  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure...............     40

Part III

  Item 10 Directors and Executive Officers of the Registrant.................................................     41
  Item 11 Executive Compensation.............................................................................     41
  Item 12 Security Ownership of Certain Beneficial Owners and Management.....................................     41
  Item 13 Certain Relationships and Related Transactions.....................................................     41

Part IV

  Item 14 Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................................     42
Signatures ..................................................................................................     45

                                    PART I
                                    ------
Item 1.  Business.
         ---------

Company Overview

Cotelligent, Inc. is a software professional services firm providing information technology ("IT") consulting services. During the fiscal year ended March 31, 2000, we operated two primary consulting practices, Professional Services (also known as IT staff augmentation business) and Technology Solutions. We conducted operations from offices across the United States and from international consultant recruiting offices in Brazil and the Philippines. Subsequent to the end of fiscal 2000, we entered into a series of transforming transactions that should start to position us as a pure-play IT consulting firm focused on delivering end-to-end eBusiness solutions and emerging wireless data applications ("mBusiness") solutions.

We provide clients with IT solutions for complex business issues. Our IT staff augmentation business, the majority of which was divested on June 30, 2000, also provided IT professionals with a broad base of skills to clients who have short-term staffing support requirements. All professionals are primarily billed on a time and materials basis and offer clients specialized expertise in implementation services.

These services include:
 .    application design, programming, development and maintenance;
 .    client/server design and development;
 .    systems software design, engineering and integration;
 .    intranet/internet design and development;
 .    network design; and
 .    management services.

Company History

In February 1996, with our initial public offering, we began as a company of 600 employees in eight metropolitan areas. At the end of fiscal 2000, we had become a company with approximately 2,850 employees in 28 metropolitan areas, generating $105.6 million in Technology Solutions revenues and $233.3 million in Professional Services revenues. Over this period, we grew our business organically and through strategic acquisitions.

Our organic growth was accomplished by:
 .    recruiting and retaining highly qualified IT professionals;
 .    pursuing strategic alliances to maintain state-of-the art technical capabilities and market presence;
 .    strategically targeting high growth opportunities; and
 .    delivering quality service to the client's satisfaction.

On the acquisition side, we focused on finding companies that increased geographic presence and broadened technical scope of our services and that were generally accretive to our value. To date, we have completed 22 such acquisitions, tapping into a wealth of technical expertise and developing operational scale.

Prior to fiscal 2000, we experienced robust growth in revenues and operating income over the prior three-year period. In fiscal 2000, as the new millennium approached, companies diverted funding for on-going IT services to resolving the Y2K calendar date change issues. We experienced softness in demand and, for the first time, reported a sequential downturn in revenues. During the year, we experienced operating losses and took one-time charges for goodwill impairment and restructuring.

Although the entire IT industry was impacted by the Y2K issue, the eBusiness arena continued to grow during this period. Using our experience with legacy and back office operations, we focused our resources to tap into this growth. Although small, our eBusiness operations have grown rapidly.

As fiscal 2000 drew to a close, we undertook a strategic evaluation of our core competencies with a view towards value creation. We concluded that a transformation strategy was necessary to improve our operations by tapping into the high growth segments in the IT consulting arena -- namely eBusiness and mBusiness -- and improving our overall financial position.

Transformation Strategy

On April 27, 2000, we announced that we intended to sell our IT staff augmentation business and to enter into a joint venture with a wireless internet application technology company. These were the first steps in our transformation into a pure-play IT consulting firm focused on delivering end-to-end eBusiness and mBusiness solutions.

Divesting our IT staff augmentation business provides us with the resources necessary to implement our business strategy. Our plans to partner with bSmart.to Technologies, Inc. to form a wireless Internet company, bSmart.to LLC (the "Joint Venture" or the "JV"), would give us our initial entree into the mBusiness space. The following is a summary and current status of these transactions.

 .    Divestiture of our IT staff augmentation business: In March 2000, prior to
     -------------------------------------------------
     the end of our fiscal year, we committed to a formal plan to divest our IT staff augmentation business. Pursuant to this decision, on June 14, 2000, we entered into a definitive agreement with COMSYS Information Technology Services, Inc. ("COMSYS"), a leader in the IT staffing industry, to sell the majority of our IT staff augmentation business. This transaction was completed on June 30, 2000. The consideration for the sale included $116.0 million in cash paid at closing (less a $5.0 million holdback to cover potential claims), a contingent payment of up to $5.0 million relating to operating results for the quarter ending June 30, 2000 and the assumption of certain liabilities totaling approximately $10.0 million. Immediately after the complete divestiture of the IT staff augmentation business, we will be operating in ten metropolitan areas in the United States and will be serving clients with a staff of more than 600 professionals.

     Some of the proceeds from the divestiture transaction have been used to pay remaining balances under our credit line and to fulfill earn-out obligations under an acquisition agreement. We plan to use a portion of the proceeds remaining from this divestiture transaction to fund a cash contribution to the JV and to pay tax obligations resulting from the divestiture. All remaining proceeds will be used for working purposes.

 .    Formation of Wireless Joint Venture: The formation of the JV is our first
     -----------------------------------
     step in the initiation of our wireless strategy. We plan to partner with bSmart.to Technologies, Inc. to deliver mBusiness solutions through the JV. The formation of the Joint Venture is subject to the satisfaction of certain conditions and is expected to close during the third calendar quarter of 2000.

The divestiture of our IT staff augmentation business provides us with an opportunity to streamline our operations, reposition ourselves in the marketplace and establish a new financial operating model. We expect this transformation will involve:

 .    Streamlining Existing Operations. We are exploring opportunities to
     --------------------------------
     consolidate our support functions. This involves reducing support staff, further homogenizing business practices to simplify back-office processes and building the infrastructure to manage resources nationwide.

 .    Refocusing Sales Teams.  Key management is reassessing our core sales
     ----------------------
     capabilities, objectives and compensation structure. One of our goals is to establish a team that can reposition Cotelligent as a pure-play IT solutions consulting firm in the marketplace. Sales teams are being deployed to introduce the full range of our products with specific profitability objectives. We intend to establish a new compensation program which links compensation to overall profitability of each consulting engagement.

 .    Establishing a New Financial Operating Model. We have established key
     --------------------------------------------
     operating metrics to measure performance. As we focus on higher value-added services, our operational drivers and benchmarks are being adjusted to reflect the change and to provide direction to improve performance.

 .    Laying the Foundation for Wireless Application Integration. We are
     ----------------------------------------------------------
     positioning ourselves to quickly support anticipated sales of the JV's applications in Europe and Asia. We are also developing in-house courseware and processes to train the technical consultants on wireless applications. We are developing an in-house "wireless" lab to create a variety of business environments typically faced by our client base.

Operating Strategy

Our operating strategy has always focused on our people, capabilities and quality of service. Going forward this strategy will not change. In addition, our new financial operating model is incorporated in our overall strategy.

 .    People: We are committed to recruiting and retaining highly qualified IT
     ------
     professionals. We believe that we must continue to invest in the development of our staff to provide cutting-edge solutions to our clients while providing an enriching work experience. We have developed in-house courseware and boot camp programs to train our technical staff in web development and web-enabled applications. As part of our wireless initiative, we are in the process of developing similar courseware for wireless applications.

 .    Capabilities:  We have built our practice through strategic alliances and
     ------------
     state-of-the-art technical capabilities. We expect to continue to pursue alliances that enhance our strategic and financial objectives. We will look for opportunities to improve our market presence and develop capabilities to foster growth. As we focus and expand our eBusiness capabilities and develop our mBusiness capabilities, we intend to expand our service offering to encompass all our worldwide capabilities and resources to support each location.

 .    Quality of Service: Client satisfaction is key.  We remain committed to
     ------------------
     leveraging our expertise to deliver value driven quality service. Our team can advise clients to develop the technology strategy to support their business needs. Conversely, our team can also deliver integration and implementation services. As a full service provider, we can tailor our product to meet the customers' needs. We are establishing processes to incorporate customer feedback to continue to enhance our quality of service.

 .    Financial Operating Model: On an on-going basis, we intend to use
     -------------------------
     operational drivers and benchmarks to provide direction and drive results. As market conditions change, management will continually assess and determine the operational changes needed to fairly price services and manage resources while maintaining the competitive service quality.

Key Focus Areas

We believe that the growth in this industry will be in the eBusiness and mBusiness arenas due to the explosive growth in the Internet. Internet users have surpassed 100 million in the U.S. and International Data Corporation ("IDC") projects users to grow to 177 million in the U.S. and to 502 million worldwide by 2003. IDC also forecasts the mobile workforce to reach 47 million workers by 2003. We believe this is a good time to focus on continuing to grow our eBusiness practice and establishing our mBusiness practice.

 .    eBusiness:  The growth in the Internet has presented opportunities for
     ---------
     businesses to transform themselves operationally, extend their market reach and provide new, innovative products. Businesses are using the Internet to communicate and transact with existing customers and target new customers. The Internet is also providing opportunities to improve operational efficiencies in purchasing, distribution and resource management. As a result, eBusiness has become a key strategic initiative for most companies.

     We are leveraging our existing client base to identify opportunities to assist our clients in developing Web applications. Our core strength comes from our knowledge and experience in legacy systems, middleware and back office operations and our ability to integrate and build scale in Web-based solutions. Our expertise in vertical industries and our strategic alliances provide further opportunities to assist businesses to develop and execute their eBusiness strategies to create a competitive advantage.

 .    mBusiness: The wireless industry is one of the fastest growing global
     ---------
     industries. The universal acceptance of mobile communications combined with the explosive growth in the Internet has created the catalyst for wireless data communications. New and improved devices supporting wireless data communications are beginning to surface. Workers are becoming increasingly mobile and need ready access to data from multiple locations for efficiency and competitive advantage.

     One of our goals is to become an industry leader in mBusiness solutions. Our first step is the creation of the Joint Venture. Upon the anticipated consummation of the JV transaction, we will be the preferred integration and implementation provider for the JV's applications. We intend to also broaden our service offerings by forming strategic alliances with other wireless data providers. We are also developing a wireless lab where we plan to create environments experienced by our client base which will enable us to tailor appropriate end-to-end solutions.

Services

Technology Services and Alliances:  We deliver end-to-end IT solutions.  We are
---------------------------------
a full service provider. We integrate client's business needs with technology strategy. Our core skills encompass every aspect of IT projects -- planning, analysis, development, integration and implementation. We have established key alliances to be able to better assess and match the needs of the client with the technology choice. These alliances also provide insight into new technological advances and direction of the industry.

We specialize in the following areas:

 .    eBusiness:  Our eBusiness practice builds from our knowledge and experience
     ---------
     of the industry, legacy systems and back office operations. We help clients develop their eBusiness strategies and define their visions. Our expertise covers Web-enabled applications, Web design, eCommerce, Web portals and ERP eSolutions. Key strategic alliances include Exodus Communications, MarketDrive Interactive, Microsoft, Screaming Media, Rational and Vignette.

 .    mBusiness: We intend to build our knowledge and expertise in wireless data
     ---------
     applications. We are already developing in-house training in wireless applications and pursuing strategic alliances with other wireless data providers. As the preferred integration and implementation provider for our anticipated JV, we intend to be one of the few companies that have the capability to assist companies to "mobilize" their mission critical business applications.

 .    Customer Relationship Management ("CRM"): CRM applications manage
     ----------------------------------------
     information flow of customer supporting processes. We have a rich history of developing CRM applications in the financial service industry and through the Interact Commerce alliance.

 .    Enterprise Resource Planning ("ERP"): ERP applications integrate systems
     ------------------------------------
     across an organization -- coordinating all aspects of manufacturing, distribution, accounting and human resources. We have strategic alliances with many key companies, including Oracle, PeopleSoft, SAP and Ultimate Software Group.

 .    Business Intelligence: This function gives end users (usually executives
     ---------------------
     and managers) access to key business information by consolidating data from numerous sources and structuring the data for efficient query and analysis. Key alliances include Cognos, Knosys and Microsoft.

 .    Strategic Consulting: In the ever-changing business environment, clients
     --------------------
     are looking for advice and guidance to develop the technology strategy that supports their business needs. Our years of industry knowledge, IT experience and strategic alliances are important for this practice.

Marketing

Our marketing activities are conducted in conjunction with a variety of public relations, advertising, direct mail, telemarketing and face-to-face programs. These programs have been employed to (1) obtain consulting assignments from new clients, (2) maintain relationships with our existing clients to obtain add-on or new project assignments and (3) assist us in recruiting operating and technical talent on the open market.

During fiscal 2000, we engaged a public relations firm to assist us in our outreach to target consulting markets. This outreach resulted in the increase and improvement in our brand awareness through the reporting of numerous citations of engagement expertise and relevant Cotelligent news on the Internet, video media, radio and general market and industry trade publications. We believe that our public relations and corporate communications programs are important to continue to build our brand awareness. In addition, from time to time, we have utilized general market and industry trade publication advertising to supplement public relations activities. The advertisements have largely been focused on our aggressive recruitment program. We intend to continue to employ general market and industry trade public relations and advertising throughout our transformation and into the future.

In fiscal 2000, we had a direct sales force ranging between 120 and 140 sales professionals in our combined IT staff augmentation and Technology Solutions businesses. These individuals, most of whom have established important professional relationships with prospects and clients in local, regional and national selling activities, are entirely focused on selling IT consulting and outsourcing services. Over the course of the year, our sales professionals have served over 1,000 clients.

As part of the transformation, our goal is to reposition us as a pure-play eBusiness and mBusiness consulting firm in the marketplace. We are in the process of evaluating the branding and marketing needs and re-directing our smaller core sales team.

Client Base

As a result of our broad client base, we do not rely upon any one client for a significant percentage of our revenues. During the year ended March 31, 2000, our largest client accounted for approximately 4.4% of our revenues and our ten largest clients accounted for approximately 24.3% of our revenues. During the fiscal year ended March 31, 2000, we provided services to over 1,350 clients and recognized $1.0 million in revenues from 64 of them.

Reflecting the divestiture of our IT staff augmentation business and the contribution of the Philadelphia-based operation to the proposed JV, the new Cotelligent's Technology Solutions practice will continue to support a broad client base. During the fiscal year ended March 31, 2000, our largest client accounted for approximately 5.9% of our Technology Solutions revenues and our ten largest clients accounted for approximately 36.0% of our revenues. Similarly, during the fiscal year ended March 31, 2000, we provided Technology Solutions services to over 425 clients and recognized $1.0 million in revenues from 18 of them.

Consultants and Recruiting

Recruiting skilled IT professionals is integral to our success. During fiscal 2000, we, through our staff of approximately 110 full time recruiters in our IT staff augmentation and Technology Solutions practices, used traditional recruiting methods, such as targeting local and regional technical colleges and advertising in newspapers and technical periodicals. We also have agreements with Westech ExpoCorp and The Lendman Group to participate in specialized national and regional job fair networks. Increasingly, we are relying on the use of the Internet through skill-specific user groups, World Wide Web page advertisements, on-line skills networks, resume referral services, out-placement agencies and our skills/resume retrieval networks. Additionally, during the fiscal year ended March 31, 2000, we operated recruiting offices in Brazil and the Philippines. To date, we have recruited approximately 13% of our IT professionals internationally.

Each applicant is interviewed by our recruiting personnel. Technical applicants are required to complete a questionnaire regarding skill level, past professional experience, education and availability, and are asked to provide technical references. We have entered into an agreement with a national technical testing company to test the technical competence of candidates prior to hiring. Once we determine an applicant is qualified, the candidate's profile, relevant skills and experience are scanned into a database which can be searched based on a number of different criteria, including specific skills and qualifications. We regularly update our database to reflect changes in employee skills, experience or availability.

We intend to use similar methods to recruit professionals in our reconstructed business. Following the end of our most recent fiscal year, our international recruiting offices were closed. They had been used primarily to recruit international professionals for our IT staff augmentation business.

Competition

The market for our services is subject to rapid technological changes and increased competition from existing players, new entrants and internal corporate IT groups. The market includes participants in a variety of market segments, including: Internet solution providers, such as Proxicom, iXL and Viant; systems integrators, such as IBM, Sapient and Scient; strategic consulting firms, such as certain "Big Five" accounting firms; and general management consulting firms. Our competitors, which vary depending on geographic region and the nature of the services being provided, may have significantly greater financial, technical and marketing resources and generate greater revenues than Cotelligent.

We believe that the principal competitive factors in the IT consulting solutions industry include reputation, technical expertise and talent, responsiveness to client needs, pricing, speed of delivery, technology and strategic alliances and vertical industry knowledge. We believe that we are in a good position to compete favorably as a result of our ability to (1) deliver high value solutions focused in the eBusiness and mBusiness environment, (2) locate and retain qualified technical professionals and (3) rapidly respond to clients' ongoing business needs.

New Opportunities

We will continue to explore strategic alliances, partnerships and investments that will enhance our technical capabilities and market presence. As indicated above, we intend to establish international offices to support our key mBusiness initiatives.

Registrant Information

Cotelligent was incorporated in February 1993 under the laws of the State of California as TSX, a California corporation. In November 1995, we changed our jurisdiction of incorporation to Delaware and our name to Cotelligent Group, Inc. In February 1996, we acquired, simultaneously with the closing of our initial public offering, four IT consulting services firms. Since our initial public offering, we have acquired 22 additional IT consulting services firms. In September 1998, we changed our name to Cotelligent, Inc. Unless the context otherwise requires, references to "Cotelligent", "Company", "we", "us", and "our" refer to TSX, a California corporation, Cotelligent Group, Inc., a Delaware corporation and Cotelligent, Inc., a Delaware corporation.

Our headquarters are located at 101 California Street, Suite 2050, San Francisco, California 94111 and our telephone number is (415) 439-6400.

Employees

At March 31, 2000, we had approximately 2,850 employees, including technical staff of approximately 2,300 IT professionals in both our IT staff augmentation and Technology Solutions practices. Upon the completion of the divestiture of our IT staff augmentation business and the anticipated consummation of the Joint Venture transaction, we will have approximately 870 employees, including technical staff of over 600 IT professionals.

Risk Factors

--------------------------------------------------------------------------------
Investment in our stock has a degree of risk. Prospective investors should carefully consider the risks described below. The risks and uncertainties described below may not be the only ones we will face. Additional risks and uncertainties not presently known to us or that we currently deem not material may also impair our business operations. If any of the following risks actually occur, our business, financial condition or operating results could be materially adversely affected.
--------------------------------------------------------------------------------

Risks Related To Our Information Technology Business

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

We face intense competition that could adversely affect our revenues and profitability.

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

If we cannot effectively streamline the operations which remain after the complete divestiture of our IT staff augmentation business, our financial performance could suffer.

By selling our IT staff augmentation business, we are shifting the strategic focus of our business from one that had both a IT staff augmentation practice and Technology Solutions practice to one that focuses solely on Technology Solutions. We will dedicate managerial, administrative and financial resources to coordinate our new business direction. If we fail to successfully integrate or implement our plans for our remaining operations, our business could be materially and adversely affected.

If we cannot implement and manage our acquisition strategy successfully, our future prospects and growth could suffer.

We intend to continue to expand our operations through the strategic acquisitions. Our inability to implement and manage our acquisition strategy successfully could adversely affect our future prospects and growth. We may not be able to identify, acquire or profitably manage additional businesses without substantial costs, delays or other problems. If competition for acquisition candidates increases, the prices for attractive acquisition candidates may be bid up to higher levels. In addition, acquisitions may involve a number of special risks, including: (1) diversion of management's attention; (2) failure to retain key acquired personnel; (3) risks associated with unanticipated events, circumstances or legal liabilities; and (4) amortization of acquired intangible assets. Some or all of these risks could adversely affect our operations and financial performance. For example, client satisfaction or performance problems at a single acquired business could adversely affect our reputation and financial results. Further, any businesses acquired in the future may not achieve anticipated revenues and earnings.

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

If the eBusiness and mBusiness markets do not continue to develop, or if their development is delayed, our business could be harmed.

Our future revenues will depend on the development of the eBusiness and mBusiness markets. The failure of these markets to develop, or a delay in the development of these markets, could seriously harm our business. The success of eBusiness depends substantially upon the widespread adoption of the Internet as a primary medium for commerce and business applications. Critical issues concerning the commercial use of the Internet, such as security, reliability, cost, accessibility and quality of service remain unresolved and may negatively affect the growth of Internet use or the attractiveness of commerce and business communications over the Internet. The success of mBusiness depends on acceptance of wireless data applications for commercial use and availability of devices supporting wireless applications. Critical issues in the wireless industry include security, cost, accessibility and reliability of service, and further development of wireless technology standards.

Capacity constraints may restrict the use of the Internet as a commercial marketplace, resulting in decreased demand for our products.

The Internet infrastructure may not be able to support the demands placed on it by increased usage or by the transmission of large quantities of data. Other risks associated with commercial use of the Internet could slow its growth, including:

     .    outages and other delays resulting from inadequate network infrastructure;

     .    slow development of enabling technologies and complementary products;
and

     .    limited availability of cost-effective, high-speed access.

Delays in the development or adoption of new equipment standards or protocols required to handle increased levels of Internet activity, or increased governmental regulation, could cause the Internet to lose its viability as a means of communication among participants in the supply chain, resulting in decreased demand for our products.

We are dependent on continued expansion of the Internet infrastructure.

The recent growth in Internet traffic has caused frequent periods of decreased performance, requiring Internet service providers and users of the Internet to upgrade their infrastructures. If Web usage continues to grow rapidly, the Internet infrastructure may not be able to support the demands placed on it by this growth and its performance and reliability may decline. If these outages or delays on the Internet occur frequently, overall Web usage could grow more slowly or decline. Our ability to increase the speed and scope of our services to customers is ultimately limited by and dependent upon the speed and reliability of both the Internet and the capacity of the computer equipment used by our customers. Consequently, the emergence and growth of the market for our services is dependent on improvements being made to the entire Internet and to computer equipment in general to alleviate overloading and congestion.

We are subject to government regulation and legal uncertainties.

The Internet is new and rapidly changing, and federal and state regulation relating to the Internet is evolving. Currently, there are few laws or regulations directly applicable to access to the Internet. Due to the increasing popularity of the Internet, it is possible that laws and regulations may be enacted covering issues such as user privacy, pricing, taxation, content and quality of products and services. The adoption of such laws or regulations could reduce the rate of growth of the Internet, which could materially and adversely affect our business.

Our revenues and financial condition may be adversely affected by the loss of business from significant clients.

Our revenues are primarily derived from services provided in response to client requests or on an assignment-by-assignment basis. Our engagements, generally billed on a time and materials basis, are terminable at any time by our clients, generally without penalty. In addition, for the fiscal year ended March 31, 2000, our largest client and our ten largest clients accounted for approximately 5% and 24%, respectively, of our revenues. Our clients may not continue to engage us for projects or use our services at historical levels, if at all. If we lose a major client or suffer a reduction in business, our revenues and financial condition may be adversely affected.

Our financial results are subject to quarterly fluctuations.

Our revenues, gross margins and operating margins for any particular quarter are generally affected by business mix and billing rates, resource requirements, marketing activities, retention rates, the timing and size of client projects and fluctuations in demand as a result of the technology market. Consequently, you should not deem our results for any quarter to be necessarily indicative of future results. In addition, any downward fluctuations in our results may cause a decline in the trading price of our common stock.

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

Risks Related To Our New Joint Venture

Our lack of experience in the area of mBusiness may adversely affect our new Joint Venture.

We intend our new Joint Venture to focus on mobile business, or mBusiness, solutions in the emerging wireless Internet communications and information systems area. We have no prior experience in the area of mBusiness and cannot assure you that we will be able to develop the skills required to be successful in the area of mBusiness. If we cannot develop the skills required to be successful in the area of mBusiness, the Joint Venture's business will be materially and adversely affected.

We have never worked with bSmart.to Technologies, Inc. and do not know if we will have a successful relationship.

We have never worked with bSmart.to Technologies, Inc. The success of the Joint Venture will depend on maintaining a good working relationship. Any disagreements between our management and the management of bSmart.to Technologies relating to operating the Joint Venture could adversely affect the business and results of operations of the Joint Venture.

The Joint Venture may experience delays in the scheduled introduction of new or upgraded technology, and its products may contain undetected "bugs," resulting in loss of revenue and harm to its reputation.

The Joint Venture's technology is particularly complex, because it must perform in multi-platform environments and respond to customer demand for high performance and major new product enhancements. The Joint Venture's new products can require long development and testing periods before they are commercially released. Further, rapid changes in technology, substantial competition and infringement on its intellectual property rights could impair the value of the Joint Venture's technology. If the Joint Venture experiences delays in the scheduled introduction of new technology, its customers may become dissatisfied and our business could be harmed.

Also, despite testing by the Joint Venture, its technology may contain undetected errors or "bugs." These bugs could result in a delay or loss of revenue, diversion of development resources, damage to the Joint Venture's reputation, increased service and warranty costs, or impaired market acceptance and sales of these products, any of which could harm our business.

Risks Related To The Divestiture Of Our IT Staff Augmentation Business

For more information about our divestiture of our IT staff augmentation business, see "Transformation Strategy".
               -----------------------


We have continuing obligations to COMSYS as a result of the sale of the majority of our IT staff augmentation business.

As a result of the sale of the majority of our IT staff augmentation business to COMSYS, we are obligated to indemnify COMSYS for some period of time for certain liabilities which may arise as a result of the sale. We cannot predict the liabilities that may arise as a result of the sale. Any indemnification claims made by COMSYS could materially and adversely affect our business.

Item 2.  Properties.
         ----------

Our principal executive offices and our operating subsidiaries are located in 42 facilities with an aggregate of approximately 347,000 square feet and are leased at aggregate current monthly rents of approximately $0.9 million with no lease commitment extending past the year 2007. We believe that our properties are adequate for our needs. Furthermore, we believe that suitable additional or replacement space will be available when required on terms we believe will be acceptable.

Subsequent to the divestiture of our IT staff augmentation business to COMSYS, our principal executive offices and our operating subsidiaries are located in 17 facilities with an aggregate of approximately 180,000 square feet and are leased at aggregate current monthly rents of approximately $0.6 million with no lease commitment extending past the year 2007. We believe that our properties are adequate for our needs. Furthermore, we believe that suitable additional or replacement space will be available when required on terms we believe will be acceptable.

Item 3.  Legal Proceedings.
         -----------------

We are, from time to time, a party to litigation arising in the normal course of our business. We are not presently subject to any material litigation.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

No matters were submitted to a vote of security holders.

                                    PART II
                                    -------


Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         ----------------------------------------------------------------
Matters.
-------

Price range of common stock

Since February 20, 1998, the Common Stock has been listed on the NYSE under the symbol "CGZ," prior to which it was listed on the NASDAQ under the symbol "COTL." The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock as reported on the NASDAQ through February 19, 1998 and includes the high and low sales price information on the NYSE subsequent to such date:

                                                                      High       Low
                                                                    --------  ---------
             1998 Fiscal Year
               April 1, 1997 through June 30, 1997..............     $14.38     $ 7.25
               July 1, 1997 through September 30, 1997..........     $20.63     $12.75
               October 1, 1997 through December 31, 1997........     $22.88     $17.13
               January 1, 1998 through March 31, 1998...........     $29.63     $19.13

             1999 Fiscal Year
               April 1, 1998 through June 30, 1998..............     $29.63     $17.69
               July 1, 1998 through September 30, 1998..........     $23.13     $10.75
               October 1, 1998 through December 31, 1998........     $21.31     $12.50
               January 1, 1999 through March 31, 1999...........     $21.50     $ 8.88

             2000 Fiscal Year
               April 1, 1999 through June 30, 1999..............     $15.31     $ 5.63
               July 1, 1999 through September 30, 1999..........     $ 7.81     $ 3.50
               October 1, 1999 through December 31, 1999........     $ 6.94     $ 2.88
               January 3, 2000 through March 31, 2000 ..........     $ 6.69     $ 4.25

             2001 Fiscal Year
                April 1, 2000 through July 12, 2000.............     $ 6.82     $ 3.75

On July 12, 2000, the last reported sales price of the Common Stock, as reported on the NYSE, was $4.38 per share. On July 12, 2000, there were 257 stockholders of record of the Common Stock.

Item 6.  Selected Financial Data.
         -----------------------

The selected financial data with respect to Cotelligent's consolidated statements of operations for the fiscal years ended March 31, 1996, 1997, 1998, 1999 and 2000 and with respect to the consolidated balance sheets as of March 31, 1996, 1997, 1998, 1999 and 2000 have been derived from Cotelligent's financial statements that have been audited by Arthur Andersen LLP.

The following selected financial data should be read in conjunction with the financial statements, related notes and other financial information of the Company included elsewhere herein. See - "Item 7. Management's Discussion and
                                                   ---------------------------
Analysis of Financial Condition and Results of Operations".
-----------------------------------------------------------

                            Selected Financial Data
                             Cotelligent, Inc. (1)
                        (In thousands, except share data)


                                                                                    Year Ended March 31,
                                                         ------------------------------------------------------------------------
Statement of Operations Data:                                2000          1999           1998            1997           1996
                                                         -----------    -----------    -----------    ------------    -----------
 Revenues............................................    $   105,564    $    88,739    $    59,202    $    43,523     $     8,167
 Cost of services....................................         69,995         55,730         39,303         29,394           5,453
                                                         -----------    -----------    -----------    -----------     -----------
   Gross profit......................................         35,569         33,009         19,899         14,129           2,714
 Selling, general and administrative expenses........         41,860         25,641         20,619         13,486           3,111
 Depreciation and amortization of goodwill ..........          3,266          1,838            654            409              39
 Non-recurring transaction costs.....................              -              -            214          1,107               -
                                                         -----------    -----------    -----------    -----------     -----------
 Operating income (loss) ............................         (9,557)         5,530         (1,588)          (873)           (436)
 Other income (expense)..............................         (3,756)           128           (684)           (16)             21
                                                         -----------    -----------    -----------    -----------     -----------
 Income (loss) before provision for income taxes.....        (13,313)         5,658         (2,272)          (889)           (415)
 Provision (benefit) for income taxes................         (4,660)         2,268         (1,201)          (446)            (36)
                                                         -----------    -----------    -----------    -----------     -----------
 Income (loss) from continuing operations............         (8,653)         3,390         (1,071)          (443)           (379)
 Income (loss) from discontinued operations..........         (9,990)        11,926          7,502          4,153           2,991
                                                         -----------    -----------    -----------    -----------     -----------
 Net income (loss)...................................    $   (18,643)   $    15,316    $     6,431    $     3,710     $     2,612
                                                         ===========    ===========    ===========    ===========     ===========
 Earnings per share (2)
 Basic -
 Income (loss) from continuing operations............    $     (0.60)   $      0.24    $     (0.09)   $     (0.03)
 Income (loss) from discontinued operations..........          (0.70)          0.85           0.65           0.36
                                                         -----------    -----------    -----------    -----------
 Net income (loss)...................................    $     (1.30)   $      1.09    $      0.56    $      0.33
                                                         ===========    ===========    ===========    ===========
 Diluted -
 Income (loss) from continuing operations............    $     (0.60)   $      0.24    $     (0.09)   $     (0.03)
 Income (loss) from discontinued operations..........          (0.70)          0.84           0.64           0.36
                                                         -----------    -----------    -----------    -----------
 Net income (loss)...................................    $     (1.30)   $      1.08    $      0.55    $      0.33
                                                         ===========    ===========    ===========    ===========
 Weighted average number of shares outstanding
 Basic...............................................     14,298,693     14,078,068     11,485,393     11,328,518

 Diluted.............................................     14,298,693     14,236,786     11,610,339     11,402,513

                                                                                        March 31,
                                                         ------------------------------------------------------------------------
                                                            2000            1999           1998           1997           1996
                                                         -----------    -----------    ------------   ------------    -----------
Balance Sheet Data:
 Working capital.....................................         42,930         97,614         79,025         18,191          23,335
 Total assets........................................        159,410        158,374        103,335         32,127          29,008
 Long-term debt less current portion.................             52         28,191            171            326             105
 Stockholders' equity................................         85,980        107,833         90,339         23,137          23,587

(1) On February 20, 1996, Cotelligent acquired four businesses, the "Initially Acquired Companies," simultaneously with the IPO. Prior to that date, Cotelligent was a non-operating entity. The operating results of the Initially Acquired Companies have been included since the date of acquisition. During fiscal 1997 and 1998, the Company acquired ten businesses accounted for under the pooling-of-interests method (the "Pooled Companies") and has restated its financial statements for all periods to present financial data as if Cotelligent and the Pooled Companies had always been members of the same operating group. In addition, during fiscal 1997, 1998, 1999 and 2000, the Company acquired twelve businesses accounted for under the purchase method (the "Purchased Companies"). The consolidated financial statements include the operating results of the Purchased Companies subsequent to their respective acquisition dates. Prior to March 31, 2000, the Company entered into a plan to divest its IT staff augmentation business. Accordingly, the accompanying financial data have been prepared to present as discontinued operations the Company's IT staff augmentation business.
(2) Earnings per share for the year ended March 31, 1996 has not been presented because the issuance of shares of Common Stock sold in Cotelligent's initial public offering and the inclusion of the results of the Initially Acquired Companies are not reflected in any period prior to February 20, 1996.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations.
-------------

Cotelligent was formed in February 1993 to acquire, own and operate IT consulting services businesses. Cotelligent acquired four companies simultaneously with its initial public offering in February 1996. Prior to this date, Cotelligent was a non-operating entity.

During fiscal 1997 and 1998, the Company acquired ten businesses accounted for under the pooling-of-interests method (the "Pooled Companies"). Accordingly, the Selected Financial Data of Cotelligent for the fiscal years ended March 31, 1996, 1997 and 1998 have been restated in accordance with generally accepted accounting principles to present the financial data as if Cotelligent and the Pooled Companies had always been members of the same operating group.

In addition, during fiscal 1997, 1998, 1999 and 2000, the Company acquired twelve businesses accounted for under the purchase method (the "Purchased Companies"). Accordingly, the Selected Financial Data of Cotelligent includes the operating results of these acquisitions subsequent to their respective acquisition date.

Prior to March 31, 2000, the Company entered into a plan to divest of its IT staff augmentation business. Accordingly, the Selected Financial Data of Cotelligent has been restated to present as discontinued operations the Company's IT staff augmentation business.

The Company derives substantially all of its revenues from IT consulting and outsourcing service activities. The majority of these activities are provided under time and materials billing arrangements, and revenues are recorded as work is performed. Revenues are directly related to the total number of hours billed to clients and the associated hourly billing rates. Hourly billing rates are established for each service provided and are a function of the type of work performed and the related skill level of the consultant. The Company's principal costs are professional compensation directly related to the performance of services and related expenses. Gross profits (revenues after professional compensation and related expenses) are primarily a function of hours billed to clients per professional employee or consultant, hourly billing rates of those employees or consultants and employee or consultant compensation relative to those billing rates. Gross profits can be adversely impacted if services provided cannot be billed, if the Company is not effective in managing its service activities, if fixed-fee engagements (which historically have not constituted a significant portion of total revenues) are not properly priced, if consultant cost increases exceed bill rate increases or if there are high levels of un-utilized time (work activities not chargeable to clients or unrelated to client services) of full-time salaried service professional employees.
Operating income (gross profit less selling, general and administrative expenses) can be adversely impacted by increased administrative staff compensation and expenses related to growing and expanding the Company's business, which may be incurred before revenues or economies of scale are generated from such investment. Historically, a majority of the Company's revenues were generated from IT staff augmentation activities. Following the disposition of the IT staff augmentation business, the significant majority of the Company's revenues will be generated by solutions activities which require a higher level of selling, general and administrative infrastructure to generate revenues.

As a service organization, the Company responds to service demands from its clients. Accordingly, the Company has limited control over the timing and circumstances under which its services are provided. Therefore, the Company can experience volatility in its operating results from quarter to quarter. The operating results for any quarter are not necessarily indicative of the results for any future period.

Results of Operations

Year Ended March 31, 2000 Compared to Year Ended March 31, 1999

Revenues. Revenues increased in fiscal 2000 by $16.8 million, or 19%, to $105.6 million from $88.7 million for fiscal 1999. This increase was primarily due to a 13.6% increase in the average billing rate to $91.17 from $80.59 in the comparable period of fiscal 1999 and the full year effect of the inclusion of revenues of the companies acquired under the purchase method of accounting during fiscal 1999 ("Fiscal Year 1999 Purchases").

Gross Profit.   Gross profit increased in fiscal 2000 by $2.6 million, or 8%, to
$35.6 million from $33.0 million in fiscal 1999 primarily as a result of the 13.6% increase in the average billing rate and the full year effect of the inclusion of the Fiscal Year 1999 Purchases. Gross profit as a percentage of revenues decreased to 34% from 37% primarily due to lower utilization of salaried billable staff caused by a downturn in demand for services.

Selling, General and Administrative Expenses.   Selling, general and
administrative expenses increased in fiscal 2000 by $16.2 million, or 63%, to $41.9 million from $25.6 million in fiscal 1999. The increase was primarily due to staff added to support company-wide growth anticipated at the beginning of the fiscal year, the development of the eBusiness practice, the development and launch of a new marketing campaign and the full year effect of the inclusion of the Fiscal Year 1999 Purchases. Selling, general and administrative expenses increased as a percentage of revenues to 39.7% of revenues in fiscal 2000 from 28.9% in fiscal 1999.

Depreciation and Amortization of Goodwill. Depreciation and amortization increased in fiscal 2000 by $1.4 million, or 78%, to $3.3 million from $1.8 million in fiscal 1999 primarily due to the full year effect of amortization of the inclusion of the Fiscal Year 1999 Purchases together with an increase in amortization of goodwill related to the purchase of a business in fiscal 2000.

Other Income (Expense). Other income (expense) primarily consists of interest expense, net of interest income. Interest expense, net of interest income, was $3.6 million for fiscal 2000 as compared to interest income, net of interest expense, of $0.1 million for fiscal 1999.

Provision (Benefit) for Income Taxes. The Company realized a benefit of $4.7 million, or an effective tax rate of 35.0% of pre-tax income loss for fiscal 2000, compared to income tax expense of $2.3 million, or an effective tax rate of 40.1% for fiscal 1999. The decrease in the effective tax rate, as compared to the prior year, reflects a reduced federal statutory rate and reduced state income taxes.

Income (Loss) from Discontinued Operations. Discontinued operations is comprised of operations associated with the IT staff augmentation segment of the Company's business. The net loss from discontinued operations of $10.0 million for fiscal 2000 compares to net income of $11.9 million for fiscal 1999. The decrease in profitability was the result of recognizing charges of $20.0 million related to goodwill impairment, $4.9 million for restructuring as well as an increase in selling, general and administrative expenses due to the full year effect of the inclusion of the Fiscal Year 1999 Purchases. These costs were partially offset by an income tax benefit of $5.4 million to reflect the future tax benefits of net operating losses generated in fiscal 2000.


Year Ended March 31, 1999 Compared to Year Ended March 31, 1998

Revenues.   Revenues increased in fiscal 1999 by $29.5 million, or 50%, to $88.7 million from $59.2 million for fiscal 1998. The increase was primarily due to a 39% increase in client service hours to 1.1 million hours from 0.8 million hours, and a 1% increase in the average billing rate to $80.59 from $79.56 in the comparable period of fiscal 1998 resulting from the inclusion of revenues from the Fiscal Year 1999 Purchases and the full year effect of revenues from a company acquired in fiscal 1998 accounted for as a purchase ("Fiscal Year 1998 Purchase").

Gross Profit. Gross profit increased $13.1 million, or 66%, to $33.0 million during 1999 from $19.9 million in fiscal 1998 primarily as a result of an increase in client service hours resulting from the inclusion of the Fiscal Year 1999 Purchases and the Fiscal Year 1998 Purchase. As a result, gross profit as a percentage of revenues increased to 37.2% of revenues from 33.6% in fiscal 1998 due to the inclusion of the Fiscal Year 1999 Purchases and the Fiscal Year 1998 Purchase.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $5.0 million, or 24%, to $25.6 million from $20.6 million in fiscal 1998. The increase was primarily due to staff added to support growth, additional locations, installation of a company-wide network and associated costs to maintain these systems, growth in the Technology Solutions practice which require a greater selling, general and administrative infrastructure, as well as incremental costs of Cotelligent's corporate activities. Selling, general and administrative expenses decreased as a percentage of revenues to 28.9% of revenues in fiscal 1999 from 34.8% in fiscal 1998 reflecting greater operating efficiencies and a larger revenue base.

Depreciation and Amortization of Goodwill. Depreciation and amortization of goodwill increased $1.2 million, or 181%, to $1.8 million from $0.7 million in fiscal 1998 primarily due to an increase in amortization of goodwill from Fiscal Year 1999 Purchases and the full year effect of amortization of goodwill from the Fiscal Year 1998 Purchase, together with increased depreciation of new computer equipment installed at newly acquired businesses and depreciation of company-wide systems placed in service at the end of fiscal 1998.

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

Provision (Benefit) for Income Taxes.   Provision for income taxes was $2.3
million, or an effective tax rate of 40.1% of pre-tax income for fiscal 1999, compared to a tax benefit of $1.2 million, or an effective rate of 52.9% of pre-tax loss for 1998. The decrease in the effective tax rate is primarily due to investment in tax free instruments from the proceeds of the public offering, completed in March 1998, termination of S corporation status of certain acquisitions accounted for under the pooling-of-interest method and/or the requirement to change from the cash basis to the accrual basis of accounting for tax purposes at the date of acquisition and the non-deductibility of certain non-recurring transaction costs.

Income from Discontinued Operations. Discontinued operations is comprised of operations associated with the IT staff augmentation segment of the Company's business. Net income from discontinued operations increased $4.4 million to $11.9 million in fiscal 1999 from $7.5 million in fiscal 1998 due to increased revenues resulting from an increase in hours of service, offset by increased selling, general and administrative expenses resulting from additional operating staff and locations to support revenue growth.


Liquidity and Capital Resources

The Company has historically financed its growth principally through cash flows from operations, period borrowing under its credit facilities and the use of the net proceeds from its public offerings.

On September 12, 1997, the Company entered into a Senior Secured Credit Agreement (the "Original Credit Agreement") for a $40.0 million revolving line of credit (the "Original Credit Line") among the Company, its consolidated subsidiaries, BankBoston, N.A., as administrative agent (the "Agent"), letter of credit issuer and swingline lender, and the banks and other financial institutions (collectively the "Lenders"). On March 12, 1999, the Original Credit Agreement was amended (the "Credit Agreement") to increase the Original Credit Line to $100.0 million (the "Credit Line"). The Credit Agreement, among other financial restrictions, required the Company to meet certain Minimum Net
Worth levels and Leverage and Debt Service Coverage ratios.   Interest rate
options included base borrowings at the Agent's prime rate and term loans at LIBOR plus an applicable margin.

During fiscal 2000, the Company entered into several amendments to the Credit Agreement that reduced the borrowing base to $57.4 million, limited interest rate options to base borrowings at the Agent's prime rate plus applicable margin and changed covenants so that among other restrictions, the Company was required to meet certain minimum EBIT and net income levels. The Agent and Lenders (collectively the "Lender Parties") agreed to waive certain covenants until the sale of the majority of its IT staff augmentation business to COMSYS Information Technology Services, Inc. ("COMSYS"). At March 31, 2000, the Company was in violation of the covenants and accordingly classified amounts due under the Credit Agreement as a current liability.

On June 30, 2000, the Company sold the majority of its IT staff augmentation business to COMSYS for $116.0 million in cash paid at closing and the assumption of certain liabilities. On June 30, 2000, the Company used a portion of the cash proceeds from the sale to pay off all obligations under the Credit Agreement and to pay an earn-out obligation due sellers of an acquired business. Upon settlement of all obligations under the Credit Agreement, the Credit Agreement was terminated.

Cash used in operating activities was $9.7 million for 2000. Historically the Company's primary sources of liquidity have been the collection of its accounts receivable and its Credit Line. Total receivables were 66 and 64 days of quarterly revenue at March 31, 2000 and March 31, 1999, respectively. The increased backlog in collections was primarily the result of certain customers lengthening the timing of their payments to Cotelligent as well as the Company's transition of its back office processing to regional processing centers and a change in collection responsibility from operations to a centralized collections group. The Company looks to improve collections with the recently dedicated credit and collections center.

With the termination of its borrowing arrangements under the Credit Line, the Company's primary sources of liquidity going forward will be cash balances resulting from the sales of the components of the IT staff augmentation business. The Company believes that the remaining cash from the divestiture transaction with COMSYS, additional proceeds from the potential sale(s) of the remainder of its IT staff augmentation business and any funds generated from operations will provide adequate cash to fund its anticipated cash working capital needs at least through the next year.

Quantitative and Qualitative Disclosures About Market Risk

During fiscal 2000 and through the first quarter of fiscal 2001, the Company was exposed to market risk related to changes in interest rates on its Credit Line. The interest rate for the Credit Line was tied to the Agent's prime rate and LIBOR. As of March 31, 2000, the Company had an available borrowing base of $57.4 million due March 12, 2004. The Credit Line was terminated on June 30, 2000 upon the complete payment of all of the Company's obligations under the Credit Agreement.

Year 2000 Update

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues with respect to its products, internal systems, or the products and services to third parties. The Company will continue to monitor its missions critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Recent Accounting Pronouncements

In 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 modified the method of accounting for derivative instruments. This statement is effective for financial statements for periods beginning after June 15, 2000. The Company does not believe that adoption of SFAS No. 133 will have a material impact on its financial position, results of operations or disclosures.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements ("SAB 101"), which the Company is required to adopt in the first quarter of 2000. In March 2000, the SEC issued SAB 101A and temporarily delayed the adoption. SAB 101 clarifies how existing revenue recognition rules should be applied. The Company does not believe that adoption of SAB 101 will have a material impact on its financial position, results of operations or disclosures.

Subsequent Events

On June 30, 2000, the Company sold the majority of its IT staff augmentation business to privately owned COMSYS Information Technology Services, Inc. The consideration for the sale included $116.0 million in cash paid at closing, a contingent payment of up to $5.0 million relating to operating results for the quarter ending June 30, 2000 and the assumption of certain liabilities totaling approximately $10.0 million. On June 30, 2000, the Company used the cash proceeds to pay off all obligations under its Credit Line and earn-out obligations due previous sellers pursuant to the agreement to purchase Information Systems Resources.

On April 27, 2000, the Company entered into an agreement with privately-owned bSmart.to Technologies, Inc., a wireless Internet technology developer, for the purpose of forming a new mBusiness solutions Joint Venture, bSmart.to LLC, which is intended to be owned jointly by Cotelligent and bSmart.to Technologies. The terms of the Joint Venture agreement call for bSmart.to Technologies to contribute a worldwide license to market and sell its proprietary m-Commerce/wireless Internet technology. Cotelligent will contribute its Philadelphia-based IT solutions business and ASP data center, as well as cash, at closing. Also, in connection with the formation of the Joint Venture, the Company intends to issue a warrant to purchase shares of Common Stock of the Company to bSmart.to Technologies, Inc. In exchange, the Company would receive a warrant to purchase common shares of bSmart.to Technologies, Inc. The transaction is expected to close in the third calendar quarter of 2000.

Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Cotelligent, Inc.:

We have audited the accompanying consolidated balance sheets of Cotelligent, Inc. (a Delaware corporation) and subsidiaries as of March 31, 2000 and 1999 and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cotelligent, Inc. and subsidiaries as of March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States.


                                         /s/ Arthur Andersen LLP
                                         San Francisco, California
                                         July 5, 2000

                               COTELLIGENT, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                            March 31,
                                                                                ---------------------------------
                                                                                    2000                  1999
                                                                                ------------           ----------
                               ASSETS
Current assets:
  Cash and cash equivalents..........................................           $     4,794            $     972
  Accounts receivable, including unbilled accounts of $5,716 and $3,337 and net of allowance for doubtful accounts
     of $1,880 and $1,449, respectively..............................                19,735               19,015
  Deferred tax assets................................................                   564                  960
  Current portion of notes receivable from officers .................                   505                    -
  Prepaid expenses and other.........................................                 2,289                3,677
  Net assets of discontinued operations..............................                88,421               94,519
                                                                                -----------            ---------
     Total current assets............................................               116,308              119,143
Property and equipment, net..........................................                 5,697                3,917
Goodwill, net of accumulated amortization of $1,913 and $637,
     respectively....................................................                35,236               34,268
Notes receivable from officers.......................................                 1,119                  191
Other assets.........................................................                 1,050                  855
                                                                                -----------            ---------
     Total assets....................................................           $   159,410            $ 158,374
                                                                                ===========            =========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term debt and current maturities of long-term debt...........           $    48,958            $     224
  Accounts payable...................................................                 2,055                2,257
  Accrued compensation and related payroll liabilities...............                 6,312                6,580
  Income taxes payable...............................................                 1,957                5,702
  Amounts due sellers of acquired business ..........................                 8,386                  730
  Other accrued liabilities..........................................                 5,710                6,036
                                                                                -----------            ---------

     Total current liabilities.......................................                73,378               21,529
Long-term debt.......................................................                    52               28,191
Deferred tax liabilities.............................................                     -                  821
                                                                                -----------            ---------
     Total liabilities...............................................                73,430               50,541
                                                                                -----------            ---------

Stockholders' equity:
  Preferred Stock, $0.01 par value; 500,000 shares authorized,
   no shares issued or outstanding.................................                       -                    -
  Common Stock, $0.01 par value; 100,000,000 shares
     authorized, 15,065,400 and 13,656,031 shares
     issued and outstanding, respectively............................                   151                  137
  Additional paid-in capital.........................................                85,442               82,517
  Notes receivable from stockholders ................................                (6,149)                   -
  Retained earnings..................................................                 6,536               25,179
                                                                                -----------            ---------
     Total stockholders' equity......................................                85,980              107,833
                                                                                -----------            ---------
     Total liabilities and stockholders' equity......................           $   159,410            $ 158,374
                                                                                ===========            =========

 The accompanying notes are an integral part of these consolidated financial statements.

                               COTELLIGENT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except share data)

                                                                                       Year Ended March 31,
                                                                        ----------------------------------------------------
                                                                            2000                 1999                1998
                                                                        -----------          -----------         -----------
Revenues  .....................................................         $   105,564          $    88,739         $    59,202
Cost of services  ...............................................            69,995               55,730              39,303
                                                                        -----------          -----------         -----------
        Gross profit  ...........................................            35,569               33,009              19,899
Selling, general and administrative expenses  ...................            41,860               25,641              20,619
Depreciation and amortization of goodwill........................             3,266                1,838                 654
Non-recurring transaction costs  ................................                 -                    -                 214
                                                                        -----------          -----------         -----------
Operating income (loss) .........................................            (9,557)               5,530              (1,588)
Other income (expense):
   Interest expense  ............................................            (3,915)                (523)               (686)
   Interest income  .............................................               278                  667                  15
   Other  .......................................................              (119)                 (16)                (13)
                                                                        -----------          -----------         -----------
     Total other income (expense)  ..............................            (3,756)                 128                (684)
                                                                        -----------          -----------         -----------
Income (loss) from continuing operations before income taxes.....           (13,313)               5,658              (2,272)
Provision (benefit) for income taxes  ...........................            (4,660)               2,268              (1,201)
                                                                        -----------          -----------         -----------
Income (loss) from continuing operations  .......................            (8,653)               3,390              (1,071)
     Income (loss) from discontinued operations (less
     provision (benefit) for income taxes of $(5,379),
     $7,989 and $8,423)..........................................            (9,990)              11,926               7,502
                                                                        -----------          -----------         -----------
Net income (loss) ...............................................       $   (18,643)         $    15,316         $     6,431
                                                                        ===========          ===========         ===========
Earnings per share:
  Basic -
  Income (loss) from continuing operations ......................       $     (0.60)         $      0.24         $     (0.09)
  Income (loss) from discontinued operations.....................             (0.70)                0.85                0.65
                                                                        -----------          -----------         -----------
Net income (loss)................................................       $     (1.30)         $      1.09         $      0.56
                                                                        ===========          ===========         ===========
  Diluted -
  Income (loss) from continuing operations ......................       $     (0.60)         $      0.24         $     (0.09)
  Income (loss) from discontinued operations.....................             (0.70)                0.84                0.64
                                                                        -----------          -----------         -----------
     Net income (loss)...........................................       $     (1.30)         $      1.08         $      0.55
                                                                        ===========          ===========         ===========
Weighted average number of shares outstanding
       Basic  ...................................................        14,298,693           14,078,068          11,485,393
                                                                        ===========          ===========         ===========
       Diluted  .................................................        14,298,693           14,236,786          11,610,339
                                                                        ===========          ===========         ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                               COTELLIGENT, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)

                                                                                                Notes
                                                                               Additional     Receivable
                                                                                 Paid-In         from        Retained       Total
                                                         Shares     Amount       Capital     Stockholders    Earnings      Equity
                                                       ----------   ------     ----------    ------------    --------     --------
Balance at March 31, 1997..........................    11,272,401   $  113     $   19,046    $          -    $  3,978     $ 23,137
Issuance of Common Stock, net of costs.............     2,785,483       28         60,961               -           -       60,989
Tax benefit on stock options exercised.............             -        -            328               -           -          328
Dividends/distributions of Pooled
    Companies prior to acquisition.................             -        -              -               -         (546)       (546)
Net income.........................................             -        -              -               -        6,431       6,431
                                                       ----------   ------     ----------    ------------    ---------    --------
Balance at March 31, 1998..........................    14,057,884      141         80,335               -        9,863      90,339
Issuance of Common Stock, net of costs.............     1,359,747       14         24,271               -            -      24,285
Tax benefit on stock options exercised.............             -        -            140               -            -         140
Repurchase of Common Stock.........................    (1,761,600)     (18)       (22,229)              -            -     (22,247)
Net income.........................................             -        -              -               -       15,316      15,316
                                                       ----------   ------     ----------    ------------    ---------    --------
Balance at March 31, 1999..........................    13,656,031      137         82,517               -       25,179     107,833
Issuance of Common Stock, net of costs.............     2,116,978       21          8,052          (6,149)                   1,924
Tax benefit on stock options exercised.............             -        -             38               -            -          38
Repurchase of Common Stock.........................      (238,400)      (2)        (2,475)              -            -      (2,477)
Return of Common Stock previously issued to
 acquire purchased company.........................      (469,209)      (5)        (2,690)              -            -      (2,695)
Net loss...........................................             -        -              -               -      (18,643)    (18,643)
                                                       ----------   ------     ----------    ------------   ----------    --------
Balance at March 31, 2000..........................    15,065,400   $  151     $   85,442    $     (6,149)   $   6,536    $ 85,980
                                                       ==========   ======     ==========    ============    =========    ========

 The accompanying notes are an integral part of these consolidated financial statements.

                               COTELLIGENT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                                                                  Year Ended March 31,
                                                                                    ------------------------------------------------
                                                                                       2000                1999              1998
                                                                                    ----------          ----------        ----------
Cash flows from operating activities:
     Net income (loss).....................................................         $ (18,643)          $  15,316         $   6,431
     Adjustments to reconcile net income (loss) to net cash provided by
       (used in) operating activities:
               Loss (income) from discontinued operations .................             9,990             (11,926)           (7,502)
               Depreciation and amortization...............................             3,266               1,838               653
               Deferred income taxes, net..................................              (425)               (642)             (258)
               Loss on disposal of property and equipment..................                10                  16                 -
               Provision for doubtful accounts.............................               818               1,525             1,408
               Changes in current assets and liabilities:
                    Accounts receivable....................................              (931)             (5,042)           (6,290)
                    Prepaid expenses and other current assets..............               980              (3,389)                -
                    Accounts payable and accrued expenses..................            (1,079)              1,031             5,433
                    Income taxes payable...................................            (3,745)              2,165             2,680
               Changes in other assets.....................................                63               1,436              (633)
               Changes in long-term liabilities............................                 -                 (18)               17
                                                                                    ---------           ---------         ---------
                    Net cash provided by (used in) operating activities....            (9,696)              2,310             1,939
Cash flows from investing activities:                                                                                             -
     Proceeds from sale of assets..........................................               603                   -                 -
     Other investments.....................................................              (253)                  -                 -
     Purchase of businesses, net of cash of acquired companies.............            (3,486)            (18,152)               42
     Purchases of property and equipment...................................            (3,892)             (1,021)           (1,768)
                                                                                    ---------           ---------         ---------
                    Net cash used in investing activities..................            (7,028)            (19,173)           (1,726)
Cash flows from financing activities:
     Net proceeds from long-term debt......................................            20,668                   -                 -
     Principal payments on long-term debt..................................                 -              27,864              (155)
     Payments on capital lease obligations.................................               (82)               (246)                -
     Dividends and distributions...........................................                 -                   -              (546)
     Net borrowings (repayments) on short-term debt........................                 9                 238            (3,819)
     Increase in notes receivable from officers............................            (1,433)                 49              (156)
     Net proceeds from issuance of common stock............................             1,462               1,989            53,849
     Repurchase of common stock............................................            (2,477)            (22,247)                -
                                                                                    ---------           ---------         ---------
       Net cash provided by financing activities...........................            18,147               7,647            49,173
                                                                                    ---------           ---------         ---------
Cash provided by (used for) discontinued operations                                     2,399             (30,340)          (11,762)
                                                                                    ---------           ---------         ---------
     Net increase (decrease) in cash and cash equivalents..................             3,822             (39,556)           37,624
     Cash and cash equivalents at beginning of period......................               972              40,528             2,904
                                                                                    ---------           ---------         ---------
     Cash and cash equivalents at end of period............................         $   4,794           $     972         $  40,528
                                                                                    =========           =========         =========

  The accompanying notes are an integral part of these consolidated financial statements.

                               COTELLIGENT, INC.

                                (In thousands)


                                                                                      Year Ended March 31,
                                                                      ----------------------------------------------------
                                                                          2000               1999                1998
                                                                      -------------     --------------     ---------------
Supplemental disclosures of cash flow information:
   Interest paid.................................................     $       3,338     $          444     $           884
   Income taxes (refunded) paid..................................               788              8,744               5,597
   Fair market value of Common Stock issued to acquire business..               500             21,336               7,464
   Common stock issued to employees for notes receivable ........             6,149                  -                   -
   Return of shares previously issued to acquire business .......             2,695                  -                   -
   Adjustments to purchase price of businesses acquired in prior
   years ........................................................             8,386              3,160                   -



  The accompanying notes are an integral part of these consolidated financial statements.

                               COTELLIGENT, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)

Note 1 - Business Organization
Cotelligent, Inc. ("Cotelligent" or the "Company"), a Delaware corporation, was formed in February 1993 to acquire, own and operate software consulting businesses specializing in providing information technology ("IT") consultants on a contract basis and consulting and outsourcing services to businesses with complex IT operations. The Company was inactive until February 1996 when it completed its initial public offering and commenced acquiring and operating businesses. Since that date, the Company has acquired 22 IT consulting businesses. All of the businesses acquired have operations substantially the same as the Company. These financial statements include the accounts of Cotelligent, Inc. and its subsidiaries.

The Company continues to be subject to certain risks common to companies in this industry and at similar stages of development, including the uncertainty of availability of additional financing, a dependence on key individuals and the uncertainty of future profitability.

During fiscal 2000, the Company was organized in two practice groups, Technology Solutions and Professional Services (also known as its IT staff augmentation business), and operated across the United States along with international consultant recruiting offices in Brazil and the Philippines. Prior to March 31, 2000, the Company entered into a plan to divest its IT staff augmentation business. Accordingly, the accompanying consolidated financial statements and related footnotes have been prepared to present as discontinued operations the Company's IT staff augmentation business.

Note 2 - Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements and related notes to the consolidated financial statements include the accounts and results of Cotelligent, Inc. and its subsidiaries. In addition, the consolidated financial statements and related notes include those companies acquired utilizing the purchase method of accounting from their respective acquisition dates and give retroactive effect to the results of companies acquired utilizing the pooling-of-interests method of accounting for all periods presented. All significant intercompany transactions and accounts have been eliminated.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

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

                              COTELLIGENT, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)

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

Fair Value of Financial Instruments
The Company's financial instruments consist of cash, short-term accounts receivable and accounts payable for which current carrying amounts are equal to or approximate fair market value. Additionally, interest rates on outstanding debt are at market rates for debt with similar terms and average maturities; therefore, the carrying value of debt approximates its fair value.

Revenue Recognition
Revenue is recognized as services are performed. Revenues on fixed price contracts are recognized on a percentage-of-completion basis. Unbilled receivables represent revenues recognized on services performed which have not been billed.

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

Repurchase of Common Stock
The Company records the repurchase of Common Stock as a reduction of stockholders' equity at cost. When common shares are reissued, the Company uses a first-in, first-out method.

Return of Common Stock
The return of Common Stock previously issued to acquire purchased companies is recorded at the market price of the Common Stock on the day the shares were returned and resulted in a decrease to both goodwill and stockholders' equity.

Earnings Per Share
Basic earnings per share was calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share includes the impact of common stock options outstanding, when dilutive.

Discontinued Operations
Discontinued operations consist of the Company's IT staff augmentation business. The Company entered into a plan to divest of these operations prior to March 31, 2000. The operating results and the net assets of these operations are reflected in the accompanying consolidated financial statements as discontinued operations and net assets of discontinued operations, respectively.

Recent Accounting Pronouncements
In 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 modified the method of accounting for derivative instruments. This statement is effective for financial statements for periods beginning after June 15, 2000. The Company does not believe that adoption of SFAS No. 133 will have a material impact on its financial position, results of operations or disclosures.

                               COTELLIGENT, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)


In December 1999, the Securities and Exchange Commissions ("SEC") issued Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements ("SAB 101"), which the Company is required to adopt in the first quarter of 2000. In March 2000, the SEC issued SAB 101A and temporarily delayed the adoption. SAB 101 clarifies how existing revenue recognition rules should be applied. The Company does not believe that adoption of SAB 101 will have a material impact on its financial position, results of operations or disclosures.

Note 3 - Business Combinations
Subsequent to the Company's initial public offering in 1996, the Company acquired 22 IT consulting businesses over the four fiscal years ended March 31,
2000.   Pursuant to the divestiture of the IT staff augmentation business, the following table reflects the classification of these acquisitions between continuing and discontinued operations in the accompanying financial statements.

                                                                           2000              1999             1998             1997
                                                                  ----------------------------------  ------------------------------
Number of acquisitions completed:
Pooling-of-interest -
       Continuing operations................................                  -                 -                1                2
       Discontinued operations..............................                  -                 -                3                4
Purchase method -
       Continuing operations................................                  1                 3                1                -
       Discontinued operations..............................                  -                 2                3                2
                                                                  -------------     -------------     ------------     ------------
Total number of acquisitions completed......................                  1                 5                8                8
                                                                  =============     =============     ============     ============

The following summarizes the acquisition activity and the method of accounting for those acquisitions included in continuing operations for the three years ended March 31, 2000.

Pooling-of-Interests Method
During fiscal 1998, the Company issued 336,350 shares of common stock to acquire one company in an acquisition accounted for under the pooling-of-interests method. Accordingly, the Company's consolidated financial statements have been restated for all material poolings in accordance with accounting principles
generally accepted in the United States for all periods presented.   There were
no acquisitions accounted for as poolings during fiscal 2000 and 1999.

Purchase Method
During fiscal 2000, Cotelligent acquired one company accounted for under the purchase method for aggregate consideration of $2,800 (100,758 shares issued at fair market value of $500 and $2,300 of cash). Total assets acquired related to this acquisition were $1,481 which resulted in the recognition of goodwill of $2,085, which is being amortized over a 30 year period. The results of this acquisition have been included in the Company's results from its respective acquisition date.

During fiscal 1999, Cotelligent acquired three companies accounted for under the purchase method for aggregate consideration of $25,323 (324,657 shares issued at fair market value of $5,626 and $19,696 of cash). Total assets acquired related to these acquisitions were $5,796 and resulted in the recognition of $27,192 of goodwill, which is being amortized over a 30 year period. The results of these acquisitions have been included in the Company's results from their respective acquisition dates.

During fiscal 1998, Cotelligent acquired one company accounted for under the purchase method for aggregate consideration of $7,464 (362,998 shares issued at fair market value of $7,464). Total assets acquired related to this acquisition were $778 and resulted in the recognition of $7,768 of goodwill, which is being amortized over a 30 year period. The results of this acquisition have been included in the Company's results from its acquisition date.

                               COTELLIGENT, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)


The allocation of the purchase price to the underlying net assets acquired is based upon preliminary estimates of the fair value of the net assets, which may be revised at a later date. It is anticipated that any purchase price allocation adjustments will be made within one year from the date of the acquisition. Management does not believe that the final allocations of the purchase price will have a material effect on the Company's financial position or results of operations. Additional purchase price may be payable in connection with certain of the acquisitions.

Pro forma Statement of Operations
In accordance with Accounting Principles Boards ("APB") Opinion Number 16, the following pro forma consolidated statements of operations for the years ended March 31, 2000 and 1999 give effect to the acquisitions of the businesses in the Technology Solutions practice acquired under the purchase method of accounting in fiscal 2000 and fiscal 1999 as if these acquisitions were made on April 1, 1998. The pro forma consolidated income statements reflect adjustments for interest expense on cash consideration and amortization of goodwill for the companies accounted for under the purchase method of accounting.


                                                              (Unaudited)
                                                         Year Ended March 31,
                                                    ----------------------------
                                                       2000              1999
                                                    ----------       -----------

Revenues........................................    $  108,608       $   118,872
Cost of services................................        72,152            73,480
                                                    ----------       -----------
   Gross profit.................................        36,456            45,392
Selling, general and administrative expenses....        43,017            35,478
Depreciation and amortization of goodwill.......         3,322             2,575
                                                    ----------       -----------
Operating income (loss).........................        (9,883)            7,339
Other expense...................................         3,922             1,394
                                                    ----------       -----------
Income (loss) before provision for income taxes.       (13,805)            5,945
Provision (benefit) for income taxes............        (4,660)            3,248
Net income (loss)...............................    $   (9,145)      $     2,697
                                                    ==========       ===========

Earnings (loss) per share-
   Basic........................................        $(0.64)            $0.19
                                                    ==========       ===========
   Diluted......................................        $(0.64)            $0.18
                                                    ==========       ===========
Weighted average shares-
   Basic........................................     4,340,538        14,451,148
                                                    ==========       ===========
   Diluted......................................     4,340,538        14,609,866
                                                    ==========       ===========

                               COTELLIGENT, INC.


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)

Note 4 - Allowance for Doubtful Accounts
Allowance for doubtful accounts activity is as follows.

Balance, March 31, 1998.............................................................................      $         2,123
Balance of newly acquired companies' allowance for doubtful accounts at acquisition.................                  229
Charges to costs and expenses.......................................................................                1,525
Write-offs..........................................................................................               (2,428)
                                                                                                          ---------------
Balance, March 31, 1999.............................................................................                1,449
Balance of newly acquired companies' allowance for doubtful accounts at acquisition.................                  174
Charges to costs and expenses.......................................................................                  818
Write-offs..........................................................................................                 (561)
                                                                                                          ---------------
Balance, March 31, 2000.............................................................................      $         1,880
                                                                                                          ===============


Note 5 - Property and Equipment
Property and equipment is comprised of the following.

                                                                                                March 31,
                                                                                ----------------------------------------
                                                                                     2000                       1999
                                                                                -------------              -------------

Computer and office equipment............................................       $       7,930              $       5,595
Furniture and fixtures...................................................               1,891                      1,388
Leasehold improvements...................................................                 909                        455
                                                                                -------------              -------------
                                                                                       10,730                      7,438
Less: Accumulated depreciation...........................................              (5,033)                    (3,521)
                                                                                -------------              -------------
                                                                                $       5,697              $       3,917
                                                                                =============              =============

Depreciation expense of property and equipment for the years ended March 31, 2000 and 1999 was $1,590 and $994, respectively.

Note 6 - Credit Facilities
On September 12, 1997, the Company entered into a Senior Secured Credit Agreement (the "Original Credit Agreement") for a $40,000 revolving line of credit (the "Original Credit Line") among the Company, its consolidated subsidiaries, BankBoston N.A., as administrative agent (the "Agent"), letter of credit issuer and swingline lender, and the banks and other financial institutions (collectively the "Lenders"). On March 12, 1999, the Original Credit Agreement was amended (the "Credit Agreement") to increase the Original Credit Line to $100,000 (the "Credit Line"). The Credit Agreement, among other financial restrictions, required the Company to meet certain Minimum Net Worth
levels and Leverage and Debt Service Coverage ratios.   Interest rate options
included base borrowings at the Agent's prime rate and term loans at LIBOR plus an applicable margin.

During fiscal 2000, the Company entered into several amendments to the Credit Agreement that reduced the borrowing base to $57,400, limited interest rate options to base borrowings at the Agent's prime rate plus applicable margin and changed covenants so that among other restrictions, the Company was required to meet certain minimum EBIT and net income levels. The Agent and Lenders (collectively the "Lender Parties") agreed to waive certain covenants until the sale of the majority of its IT staff augmentation business to COMSYS Information Technology Services, Inc. ("COMSYS"). At March 31, 2000, the Company was in violation of the covenants and accordingly classified amounts due under the Credit Agreement as a current liability.

                               COTELLIGENT, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)

On June 30, 2000, the Company sold the majority of its IT staff augmentation business to COMSYS for $116,495 in cash paid at closing and the assumption of certain liabilities. On June 30, 2000, the Company used a portion of the cash proceeds from the sale to pay off all obligations under the Credit Agreement and to pay existing earn-out obligations to previous sellers. Upon settlement of all obligations under the Credit Agreement, the Credit Agreement was terminated.

                                                                                             March 31,
                                                                                  ------------------------------
                                                                                      2000              1999
                                                                                  ------------     -------------
Credit line with borrowings derived from covenant ratios secured by accounts receivable and other assets of the Company, interest at the bank's lending rate plus applicable margin (9.25% at March 31, 2000),
    payable on March 12, 2004...............................................      $     48,807           $27,950
Other notes payable, with interest rates from 8.0% to 11.0%, with due dates
 through March 2001.........................................................                34               217
Capital lease obligations...................................................               117               248
Less: current maturities....................................................           (48,906)             (224)
                                                                                  ------------     -------------
Total long-term debt........................................................      $         52           $28,191
                                                                                  ============     =============

Total maturities of long-term debt, at March 31, 2000 are as follows:
     2001...................................................................      $     48,906
     2002...................................................................                52
     2003...................................................................                 -
     2004...................................................................                 -
     2005...................................................................                 -
                                                                                  ------------
     Total..................................................................      $     48,958
                                                                                  ============

Note 7 - Income Taxes

The income tax provision (benefit) from continuing operations consists of the following:

                                                                  Year Ended March 31,
                                                         -------------------------------------
                                                            2000          1999          1998
                                                         ---------     ---------     ---------
Current:
  Federal...........................................     $  (1,164)    $   2,095     $    (982)
  State.............................................             -           322          (253)
                                                         ---------     ---------     ---------
                                                            (1,164)        2,417        (1,235)
                                                         ---------     ---------     ---------
Deferred:
  Federal...........................................        (3,059)         (128)           (4)
  State.............................................          (437)          (21)           38
                                                         ---------     ---------     ---------
                                                            (3,496)         (149)           34
                                                         ---------     ---------     ---------
Total provision (benefit) for income taxes........       $  (4,660)    $   2,268     $  (1,201)
                                                         =========     =========     =========

The tax benefits associated with nonqualified stock options reduce taxes currently payable as shown above by $38 for fiscal 2000, $140 for fiscal 1999 and $328 for fiscal 1998. Such tax benefits are credited to capital when realized.

                               COTELLIGENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)

Significant components of deferred tax assets and liabilities are as follows:

                                                                            March 31,
                                                              -------------------------------------
                                                                  2000                   1999
                                                              ------------           --------------
Deferred Tax Assets:
  Allowance for doubtful accounts..........................   $        247           $          806
  Accrued vacation.........................................            434                      421
  NOL......................................................          2,382                      306
  Other....................................................            147                       68
                                                              ------------           --------------
    Total Deferred Tax Assets..............................          3,210                    1,601

Deferred Tax Liabilities:
  Cash to accrual..........................................         (1,165)                  (1,212)
  Goodwill.................................................           (399)                    (142)
  Other....................................................         (1,082)                    (137)
                                                              ------------           --------------
    Total Deferred Tax Liabilities.........................         (2,646)                  (1,491)
                                                              ------------           --------------
    Net Deferred Tax Assets................................   $        564           $          110
                                                              ============           ==============

The Company's effective income tax rate varied from the U.S. federal statutory tax rate as follows:

                                                                             Year Ended March 31,
                                                            -----------------------------------------------------
                                                                 2000                1999                1998
                                                            -------------      --------------      --------------
U.S. federal statutory rate...........................               34.0%               35.0%               35.0%
State income tax, net of federal benefit..............                2.0                 5.7                 6.2
Income of S corporation...............................                  -                   -                 1.5
Conversion to C corporation...........................                  -                   -                 6.9
Non-deductible acquisition  costs                                       -                   -                 2.2
Tax exempt income.....................................                  -                (1.0)                  -
Other.................................................               (1.0)                0.4                 1.1
                                                            -------------      --------------      --------------
   Effective tax ate..................................               35.0%               40.1%               52.9%
                                                            =============      ==============      ==============

Certain pooled companies elected to be treated as an S corporation for federal and state income taxes prior to their respective mergers with Cotelligent. Accordingly, any tax liabilities prior to acquisition by the Company were the responsibility of the former stockholders. These S corporation elections terminated as a result of the mergers with Cotelligent, and accordingly the net difference between book and tax basis of net assets was immediately recognized. This net deferred tax liability was $0 and $947 in fiscal 1999 and 1998, respectively, which will be paid on a pro rata basis over a four-year period.

Note 8 - Discontinued Operations

Prior to March 31, 2000, the Company entered into a plan to divest its IT staff augmentation business. In accordance with Accounting Principle Board Opinion No. 30, the following financial data reflect the net assets at March 31, 2000 and 1999 and the summary of operating results for the years ended March 31, 2000, 1999 and 1998 for these discontinued operations.

                               COTELLIGENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)

Net Assets of Discontinued Operations

                                                                                                March 31,
                                                                                   -----------------------------------
                                                                                         2000                1999
                                                                                   ---------------     ---------------
Assets
Accounts receivable, including unbilled accounts of $13,114 and $5,994             $        44,304     $        43,072
Prepaid expenses and other...................................................                1,124               1,294
Property and equipment, net of accumulated depreciation of $6,099 and $4,210                 8,032               7,488
Deferred income taxes........................................................                7,190                   -
Goodwill, net of accumulated amortization of $2,511 and $ 1,224..............               46,240              60,932
Other assets.................................................................                    2                 239
                                                                                   ---------------     ---------------
          Total Assets.......................................................              106,892             113,025
                                                                                   ---------------     ---------------
Liabilities
Short term debt..............................................................                    3                  12
Accounts payable.............................................................                7,505               7,142
Accrued compensation.........................................................               10,601              10,658
Other current liabilities....................................................                  362                 694
                                                                                   ---------------     ---------------
          Total Liabilities .................................................               18,471              18,506
                                                                                   ---------------     ---------------
Net assets of discontinued operations........................................      $        88,421     $        94,519
                                                                                   ===============     ===============

Summary of Operating Results of Discontinued Operations:

                                                                                     Year Ended March 31,
                                                                  -------------------------------------------------------
                                                                        2000                1999                 1998
                                                                  --------------      --------------      ---------------
Revenues..............................................            $      233,278      $      238,496      $       185,481
Cost of services......................................                   174,289             175,529              134,234
                                                                  --------------      --------------      ---------------
     Gross profit.....................................                    58,989              62,967               51,247
Impairment of long-lived assets.......................                    20,000                   -                    -
Restructuring charge..................................                     4,920                   -                    -
Selling, general and administrative expenses..........                    46,182              40,686               33,867
Depreciation and amortization of goodwill.............                     3,293               2,319                1,430
                                                                  --------------      --------------      ---------------
     Operating income (loss)..........................                   (15,406)             19,962               15,950
Other income (expense)................................                        37                 (47)                 (25)
                                                                  --------------      --------------      ---------------
Income (loss) before provision for income taxes.......                   (15,369)             19,915               15,925
Provision (benefit) for income taxes..................                    (5,379)              7,989                8,423
                                                                  --------------      --------------      ---------------
Income (loss) from discontinued operations............            $       (9,990)     $       11,926      $         7,502
                                                                  ==============      ==============      ===============

On June 30, 2000, the Company sold the majority of its IT staff augmentation business to COMSYS for $116,495 in cash paid at closing and the assumption of certain liabilities totaling approximately $10,000. The Company may also be entitled to a contingent payment of up to $5,000 based on the operating results of the sold business as of June 30, 2000. The Company agreed to assist COMSYS for up to one year following the close of the sale, which includes maintaining certain computer systems that will no longer be needed for the Company's continuing operations. The Company also took responsibility and has reserves for certain aged receivables greater than 90 days. In addition, Cotelligent is still the lessee under certain leases on property. Management expects that the remainder of the IT staff augmentation business will be disposed of by March 31, 2001.

                               COTELLIGENT, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)

Note 9 - Lease Commitments

Cotelligent leases various office space and certain equipment under noncancelable lease agreements which expire at various dates.

Future minimum rental payments under such leases at March 31, 2000 for the continuing operations are as follows.

                                                        Capital Leases       Operating Leases
                                                        --------------       ----------------
2001................................................    $          107       $          3,597
2002................................................                30                  2,939
2003................................................                 -                  2,093
2004................................................                 -                  1,328
2005................................................                 -                  1,094
Thereafter..........................................                 -                      -
                                                        --------------       ----------------
Total minimum lease payments........................               137       $         11,051
                                                                             ================
Less:  Amounts representing interest................               (20)
                                                        --------------
Present value of net minimum lease payment..........    $          117
                                                        ==============

Rental expense under these leases for the years ended March 31, 2000, 1999 and 1998 was $ 3,126, $2,418 and $1,130 respectively.

On June 30, 2000, the Company sold the majority of its IT staff augmentation business to COMSYS which included the assignment of certain operating leases. The annual future minimum rental payments under these leases assigned to COMSYS for fiscal 2001 are $3,265, which are not included in the total obligations above. Upon completion of the assignment of these leases to COMSYS, the Company will be relieved of these future minimum rental payments.

Note 10 - Employee Benefit Plans

Long-Term Incentive Plan

In September 1995, Cotelligent's Board of Directors and stockholders approved the Cotelligent 1995 Long-Term Incentive Plan (the "LTIP"). The purpose of the LTIP is to provide directors, officers, key employees and consultants with additional incentives by increasing their ownership interests in the Company. The LTIP originally provided for stock-based awards in an aggregate amount of up to 15% of the number of Cotelligent's outstanding stock at the time of grant, and was increased to 18%, effective September 9, 1998. Of the non-qualified options granted to date, a majority are generally exercisable beginning one year from the date of the grant in cumulative yearly amounts of 25% to 33% of the shares under option and generally expire seven years from the date of the grant. Under the provisions of the LTIP, stock-based awards are granted at terms and prices determined by the LTIP Committee as defined in the LTIP.

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

                               COTELLIGENT, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)


                                                                                      Weighted
                                            Number of         Option Price            Average            Expiration
                                             Shares          Range per Share       Exercise Price           Date
                                           -----------      -----------------     ----------------      ------------
Outstanding at March 31, 1998.......         1,411,427          2.70 - 29.00              16.41          2003 - 2005
 Granted............................         1,339,680          1.54 - 29.00              15.97          2005 - 2006
 Exercised..........................           (51,207)         1.54 - 20.00              11.12          2003 - 2005
 Cancelled........................            (125,008)         1.54 - 29.00              19.10          2003 - 2005
                                           -----------
Outstanding at March 31, 1999.......         2,574,892          1.54 - 29.00              16.16          2003 - 2006
 Granted............................           341,425          4.00 -  6.13               5.02          2006 - 2007
 Exercised .........................           (45,808)         1.54 -  9.00               2.60          2003 - 2006
 Cancelled .........................          (980,216)         1.54 - 29.00              17.09          2003 - 2007
                                           -----------
Outstanding at March 31, 2000.......         1,890,293          1.54 - 29.00              13.99          2003 - 2007

Exercisable options at March 31, 2000, 1999 and 1998 were 943,571, 1,061,258 and 554,114 at exercise prices between $1.54 and $29.00, and weighted average exercise prices of $14.09, $15.79 and $16.11, respectively.

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," issued in October 1995, and as permitted by the provisions of SFAS No. 123, the Company continues to apply the provisions of APB Opinion 25 and related interpretations in accounting for its employee stock option plans. If the Company had elected to recognize compensation expense for options granted in 2000, 1999 and 1998 based on the fair value as described in SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing ("Black-Scholes") model with the following weighted average assumptions for 2000, 1999 and 1998, respectively:
(1) risk-free interest rates of 6.04%, 4.65% and 5.65%, (2) a dividend yield of 0%, (3) volatility factors of the expected market price of the Company's common stock of 89%, 58% and 40% and (4) a weighted average expected life of 4.8 years, 4.8 years and 4.2 years.

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

                               COTELLIGENT, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)

                                   ----------------------------------------------------------------------------------------------
                                                 2000                              1999                           1998
                                     ---------------------------      ---------------------------     ---------------------------
                                          As              Pro              As              Pro             As              Pro
                                       Reported          Forma          Reported          Forma         Reported          Forma
                                     ------------      ---------      ------------      ---------     ------------     ----------
Income (loss) from continuing
  operations                           $ (8,653)       $(12,771)         $ 3,390         $  (208)         $(1,071)       $(2,745)
Net income (loss)                       (18,643)        (22,761)          15,316          11,718            6,431          4,757
Earnings (loss) per share:
  Basic --
    Income (loss) from
      continuing operations               (0.60)          (0.89)            0.24           (0.01)           (0.09)         (0.24)
    Net income (loss)                     (1.30)          (1.59)            1.09             .83              .56            .41
  Diluted --
    Income (loss) from
      continuing operations               (0.60)          (0.89)            0.24           (0.01)           (0.09)         (0.24)
Net income (loss)                         (1.30)          (1.59)            1.08             .83              .55            .41

The weighted average fair values of options granted during the years ended March 31, 2000, 1999 and 1998 were $3.62, $10.37 and $8.01 per share, respectively.
The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model.

Employee Stock Purchase Plan

The Company's Employee Stock Purchase Plan (the "ESPP") allows eligible employees to purchase shares of the Company's Common Stock at a price equal to 85% of the lower of the closing market price on the first or last trading day of the ESPP's quarter. A total of 950,000 shares of Common Stock have been reserved for issuance under the ESPP. During fiscal 2000, 1999 and 1998 employees purchased 318,802, 71,689 and 79,000 shares for aggregate proceeds to the Company of $1,251, $1,080 and $754, respectively.

401(k) Plan

The Company sponsors the Cotelligent, Inc. 401(k) Retirement Saving Plan (the "401(k) Plan") for the benefit of all employees upon date of hire. The 401(k) Plan is funded by employee payroll deductions. The Company has the option to contribute to the 401(k) Plan on the employee's behalf, and on October 1, 1999, it commenced a matching program whereby the Company contributes 25% of an employees first 4% of salary deferral to the 401(k) Plan. Matching contributions vest over a four year period. The Company contributed $503 in connection with the matching program during the fiscal year ended March 31, 2000 and did not make contributions to the 401(k) Plan for the fiscal years ended March 31, 1999 and 1998.

Leveraged Stock Purchase Plan

On September 8, 1999, the stockholders approved the Cotelligent, Inc. 1999 Leveraged Stock Purchase Plan (the "LSPP") which authorizes the purchase of shares of Common Stock by eligible employees who are selected by the Compensation Committee of the Board (the "Committee") to participate in the LSPP on terms and conditions determined by the Committee.

Subsequent to the LSPP's inception through March 31, 2000, 1,681,842 shares were issued under the LSPP resulting in notes receivable from stockholders for $6,194, which is included as a component of stockholders' equity. The notes receivable (1) include varying rates of interest; (2) are secured by the pledge of Cotelligent stock issued; (3) are full recourse as to the employee, except that in the case of death, disability, termination by the Company without cause or a change of control of

                               COTELLIGENT, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)

the Company, recourse against the employees is limited to the pledged stock; and
(4) have a term of five years from date of issuance, provided that if the stock is sold, the loan shall be prepaid, and if the stock is not sold, the loan may not be prepaid. The stock issued under the LSPP is restricted from sale in the open market for a period of two years from the date of issuance, provided, however, that in the case of death, disability, termination by the Company without cause or change of control of the Company, the stock may be sold and the proceeds used to repay the loan.

Subsidiary Plans

Prior to their acquisition certain of the Company's subsidiaries had various defined contribution plans which allowed employees to participate upon meeting specified service requirements. Additionally, these plans also provided for discretionary contributions by the respective entities. The expense for subsidiaries' contributions to these plans, resulting from restatement of pooled companies, for the fiscal year ended March 31, 1998 was $27.

Note  11 - Stockholders' Equity

Preferred Stock

The Company has authorized 500,000 share of one class of $0.01 par value Preferred Stock. The Board of Directors has authority, without further vote or action by stockholders, to issue the shares, fix the number of shares and change the number of shares constituting any series, and to provide for or change the voting powers, designations, preferences and relative, participating, optional or other special rights, qualifications, limitations or restrictions thereof, including dividend rights (and whether dividends are cumulative), dividend rates, terms of redemption (including sinking fund provisions), a redemption price or prices, conversion rights and liquidation preferences of the shares constituting any class or series of the Preferred Stock. No Preferred Stock was outstanding at March 31, 2000 or 1999. The Company has no current plans to issue any shares of Preferred Stock.

Common Stock

The Company has authorized 100,000,000 shares of one class of $0.01 par value Common Stock. The holders of Common Stock are entitled to one vote for each share on all matters voted upon by stockholders, including the election of the directors. At March 31, 2000 and 1999, there were respectively 15,065,400 and 13,656,031 shares of Common Stock outstanding. In March 1998, the Company completed a secondary offering of its Common Stock whereby 2,312,040 new shares were issued providing net proceeds to the Company of $52,359. In May 1998, the Company registered 4 million shares of its Common Stock to be used in connection with merger and acquisition activities. The Company repurchased 238,400 and 1,761,600 shares of its Common Stock during the fiscal years ended March 31, 2000 and 1999, respectively. In addition, the Company negotiated the return of 469,209 shares of Common Stock from the original seller of its Orlando operations pursuant to terms in the original fiscal 1999 purchase agreement.

Anti-takeover Provisions

The Company has a stockholder rights plan in effect (the "Rights Plan"). Under the terms of the Rights Plan, the holders of the Common Stock received one preferred share purchase right (each, a "Right") as a dividend for each share of Common Stock held as of the close of business on September 24, 1997. Each Right entitles the holder to buy 1/10,000 of a share of Series A Junior Preferred Stock of the Company at an exercise price of $90.00. Further, each Right gives the holder the right to buy Common Stock of the Company having twice the value of the exercise price of the Rights if a person or group acquires beneficial ownership of 20% or more of the Common Stock or commences a tender or exchange offer that would result in such a person or group owning 20% or more of the Common Stock. In addition, the Board of Directors of the Company is empowered to issue up to 500,000 shares of preferred stock, and to determine the price, rights, preferences and privileges of such shares, without any further stockholder action. The existence of the Rights Plan and this "blank check" preferred stock may have the effect of delaying, discouraging, inhibiting, preventing or rendering more difficult an attempt to obtain control of the Company by means of a tender offer, merger, proxy contest or otherwise. In addition, this "blank check" preferred stock, or any issuance thereof, may have an adverse effect on the market price of the Common Stock. The Company's Certificate of Incorporation provides for a "staggered" Board of Directors, which may also have the effect of inhibiting a change of control of the Company and may have an adverse effect on the market price of the Common Stock.

                               COTELLIGENT, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)

Note 12 - Earnings Per Share

Earnings per share is as follows:

                                                         For The Year Ended March 31, 2000
                                                     -----------------------------------------
                                                                                    Per Share
                                                       Income         Shares         Amount
                                                     -----------------------------------------
     Basic/diluted earnings (loss) per share-
     Loss from continuing operations                   $ (8,653)     14,298,693      $(0.60)
     Loss from discontinued operations                   (9,990)     14,298,693       (0.70)
                                                     ----------                      ------
     Net loss available to common stockholders         $(18,643)     14,298,693      $(1.30)

     The effect of options issued to directors and employees has not been considered in the diluted earnings per share calculation due to the loss position of the Company's continuing operations for the fiscal year ended March 31, 2000. As such, there is no difference between the basic and diluted loss per share calculations.


                                                         For The Year Ended March 31, 1999
                                                     -----------------------------------------
                                                                                    Per Share
                                                       Income         Shares         Amount
                                                     -----------------------------------------
     Basic earnings (loss) per share-
     Income from continuing operations                 $  3,390      14,078,068      $ 0.24
     Income from discontinued operations                 11,926      14,078,068      $ 0.85
                                                       --------                      ------
     Net income available to common stockholders       $ 15,316      14,078,068      $ 1.09

     Diluted earnings (loss) per share-
     Income from continuing operations                 $  3,390      14,236,786      $ 0.24
     Income from discontinued operations                 11,926      14,236,786        0.84
                                                       --------                      ------
     Net income available to common stockholders
         Plus assumed conversions                      $ 15,316      14,236,786      $ 1.08

     Share amounts used in the diluted earnings per share calculation reflect the effect of options issued to directors and employees.

                                                         For The Year Ended March 31, 1999
                                                     -----------------------------------------
                                                                                    Per Share
                                                       Income         Shares         Amount
                                                     -----------------------------------------
     Basic earnings (loss) per share-
     Loss from continuing operations..............     $ (1,071)     11,485,393      $(0.09)
     Income from discontinued operations..........        7,502      11,485,393        0.65
                                                     ----------                      ------
     Net income available to common stockholders       $  6,431      11,485,393      $ 0.56

     Diluted earnings (loss) per share-
     Loss from continuing operations..............     $ (1,071)     11,610,339      $(0.09)
     Income from discontinued operations..........        7,502      11,610,339        0.64
                                                       --------                      ------
     Net income available to common stockholders       $  6,431      11,610,339      $ 0.55

     Share amounts used in the diluted earnings per share calculation reflect the effect of options issued to directors and employees.

                               COTELLIGENT, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)

Options to purchase common shares of 1,544,843, 1,255,057 and 700,000 were excluded from the computation of diluted earnings per share for the fiscal years ended March 31, 2000, 1999 and 1998, respectively, as the options' exercise price was greater than the market price of the common shares for the respective periods.

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

Additional Purchase Price under Acquisition Contracts
In connection with the agreements to acquire one of the Purchased Companies during fiscal 1998 and one of the Purchased Companies during fiscal 1999, the Company agreed to additional consideration based on the financial performance of the acquired companies subsequent to the acquisition (the "earn-out"). Remaining potential earn-outs are payable in fiscal 2001. The outstanding balance of $8,386 due on the earn-out related to the business acquired in fiscal 1998 was paid on June 30, 2000 from the proceeds of the sale of a portion of the Company's business to COMSYS.

Note 14 - Segment Information

During fiscal 2000, the Company streamlined its operations into two operating segments, Professional Services, also known as the IT staff augmentation business, and Technology Solutions. The Company will discontinue the IT staff augmentation business. Accordingly, assets, liabilities, results of operations and cash flows have been segregated and reported as discontinued operations for all periods presented and previously reported results have been restated (see
Note 8). Within the Technology Solutions segment, the Company continues to provide consulting services including custom application software development and outsourcing solutions, solutions in conjunction with national partnerships with leading enterprise application software companies, network design, intranet and internet application design and development and IT Education. Management has considered the requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", and has determined that the Company has one continuing operating segment; therefore, no additional disclosure has been provided.

Note 15 - Related Party Transactions

Notes Receivable. The Company has notes receivable from certain Officers of the Company, primarily to accommodate relocation assistance and to cover margin calls made on brokerage accounts which are secured by shares in the Company. The notes include varying rates of interest and terms of repayment. The notes are due on demand and the notes covering the margin calls are subject to a repayment schedule indexed to the market price of the Company's Common Stock.

                               COTELLIGENT, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)


Note 16 - Subsequent Events

On April 27, 2000, the Company entered into an agreement with privately-owned bSmart.to Technologies, Inc., a wireless Internet technology developer, for the purpose of forming a new m-Commerce solutions Joint Venture, bSmart.to LLC, which is intended to be owned jointly by Cotelligent and bSmart.to Technologies. The terms of the Joint Venture agreement call for bSmart.to Technologies to contribute a worldwide license to market and sell its proprietary m-Commerce/wireless Internet technology. Cotelligent will contribute its Philadelphia-based IT solutions business and ASP data center, as well as cash, at closing. Also, in connection with the formation of the Joint Venture, the Company intends to issue a warrant to purchase shares of Common Stock of the Company to bSmart.to Technologies, Inc. In exchange, the Company would receive a warrant to purchase common shares of bSmart.to Technologies, Inc. The transaction is expected to close in the third calendar quarter of 2000.


Item 9.  Changes in and Disagreement With Accountants on Accounting and
         --------------------------------------------------------------
Financial Disclosure.
--------------------

None.

                                   PART III
                                   --------

Item 10 - Directors and Executive Officers of the Registrant.
          --------------------------------------------------

The information called for by Item 10 with respect to identification of directors and executive officers of the Company is incorporated herein by reference to the material under the captions "Election of Directors" and "Other Executive Officers of the Company" in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year (the "Proxy Statement").

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

Item 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------

The information called for by Item 13 with respect to certain relationships and related transactions is incorporated herein by reference to the material under the caption "Certain Transactions" in the Proxy Statement.

                                    PART IV
                                    -------

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
         ----------------------------------------------------------------

         (a) The following documents are filed as a part of the Annual Report on Form 10-K:

              1.  Financial Statements                                                     Form 10-K Page No.
                  --------------------                                                     ------------------
                  Report of Independent Public Accountants                                        20

                  Consolidated Balance Sheets at March 31 of 2000 and 1999                        21

                  Consolidated Statements of Operation at March 31 of 2000, 1999 and 1998         22

                  Consolidated Statements of Stockholders' Equity for each of the three
                     years in the period ended March 31 of 2000, 1999 and 1998                    23

                  Consolidated Statements of Cash Flows                                           24

                  Notes to Consolidated Financial Statements                                      26 - 40

              2.  Financial Data Schedule is included in Part IV of this report.

              3. The following is a list of all Exhibits filed as part of this report. Exhibit 11.1 is omitted because the information is included in Note 12 to Consolidated Financial Statements, page 49.


EXHIBIT NO.                                             DESCRIPTION
-----------                                             -----------

     3.1          Certificate of Incorporation of Cotelligent Group, Inc.
                  (Exhibit 3.1 of the Company's Registration Statement on Form S-1 (File No. 33-80267), effective February 9, 1996, is hereby incorporated by reference)

     3.2 Amended and Restated By-Laws of Cotelligent, Inc. (Exhibit 4.1 of the Company's Registration Statement on Form S-8 (File No. 333-67589), filed with the SEC on November 19, 1998, is hereby incorporated by reference)

     3.3 Certificate of Amendment of Certificate of Incorporation of Cotelligent Group, Inc. (Exhibit 3.3 of the Company's Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on June 29, 1999, is hereby incorporated by reference)

     4.1 Form of certificate evidencing ownership of Common Stock of Cotelligent Group, Inc. (Exhibit 4.1 of the Company's Registration Statement on Form S-1 (File No. 33-80267), effective February 9, 1996, is hereby incorporated by reference)

     4.2 Rights Agreement, dated as of September 24, 1997, between Cotelligent Group, Inc. and BankBoston, N.A. (Exhibit 4.1 of the Company's Form 8-K (File No. 0-27412), filed with the SEC on September 24, 1997, is hereby incorporated by reference)

    10.1 Amended and Restated Employment Agreement, dated as of January 5, 2000, between Cotelligent, Inc. and
                  James R. Lavelle* **

    10.2 Amended and Restated Employment Agreement, dated as of January 25, 2000, between Cotelligent, Inc. and
                  Daniel E. Jackson* **

    10.3 Employment Agreement, dated as of April 1, 2000, between Cotelligent, Inc. and Howard Warner* **

    10.4 Divestiture Agreement, dated as of April 1, 2000, between Cotelligent, Inc. and Howard Warner* **

    10.5 Employment Agreement, dated as of January 4, 1999, between Cotelligent, Inc. and Richard M. Hirsh* **

    10.6 Long-Range Bonus Incentive Plan, effective as of November 18, 1999, among Cotelligent, Inc., James R. Lavelle and Daniel E. Jackson* **

    10.7 Employment Agreement, dated as of February 20, 1996, by and among BFR Co., Inc., Cotelligent Group, Inc. and Jeffrey J. Bernardis (Exhibit 10.4 of the Company's Post-Effective Amendment to its Form S-1 on Form S-4 (File No. 333-6086), filed with the SEC on March 19, 1997, is hereby incorporated by reference)*

    10.8 Employment Agreement, dated as of February 20, 1996, between Cotelligent Group, Inc. and Michael L. Evans, former President and Chief Operating Officer of the Company who resigned on August 26, 1999 (Exhibit 10.2 of the Company's Post-Effective Amendment to its Form S-1 on Form S-4 (File No. 333-6086), filed with the SEC on March 19, 1997, is hereby incorporated by reference)*

    10.9 Employment Agreement, dated as of January 26, 1998, between Cotelligent Group, Inc. and Herbert D. Montgomery, former Senior Vice President and Chief Financial Officer and Treasurer of the Company who resigned on June 30, 1999 (Exhibit 99 of the Company's Registration Statement on Form 8-K (File No. 0-27412), filed with the SEC on February 4, 1998, is hereby incorporated by reference)*

    10.10 Cotelligent 1995 Long-Term Incentive Plan (Exhibit 10.9 of the Company's Registration Statement on Form S-1/A (File No. 33-80267), filed with the SEC on January 24, 1996, is hereby incorporated by reference)*

    10.11 Lease Agreement between BFR Properties and BFR Systems, dated as of April 1, 1995, with respect to 7 Clyde Road (Exhibit
                  10.9 of the Company's Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on June 28, 1996, is hereby incorporated by reference)

    10.12 Lease Agreement between BFR Properties and BFR Systems, dated as of April 1, 1995, with respect to 31 Clyde Road (Exhibit
                  10.10 of the Company's Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on June 28, 1996, is hereby incorporated by reference)

    10.13 Amended and Restated Senior Secured Credit Agreement, dated as of March 12, 1999, among Cotelligent, Inc., the Co-Borrowers named therein, the Banks named therein and BankBoston, N.A. (Exhibit 10.12 of the Company's Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on June 29, 1999, is hereby incorporated by reference)

    10.14 Cotelligent 1998 Long-Term Incentive Plan (Exhibit 10.13 of the Company's Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on June 29, 1999, is hereby incorporated by reference)*

    10.15 Cotelligent, Inc. 1999 Leveraged Stock Purchase Plan (Exhibit 2 of the Company's Schedule 13D (File No. 5-47567), filed with the SEC on January 31, 2000, is hereby incorporated by reference)*

    10.16 Forbearance and Reinstatement of Noncompetes Agreement, dated as of May 2, 2000, among Cotelligent USA, Inc., Cotelligent, Inc., E.W. & Associates, Inc., Thomas H. Edwards and Timothy
                  M. Wooten (Exhibit 10.1 of the Company's Registration Statement on Form S-3 (File No. 333-37586), filed with the SEC on May 22, 2000, is hereby incorporated by reference)

    10.17 Securities Issuance Agreement, dated as of May 2, 2000, between Cotelligent, Inc. and E.W. & Associates, Inc. and/or its assigns (Exhibit 10.2 of the Company's Registration Statement on Form S-3 (File No. 333-37586), filed with the SEC on May 22, 2000, is hereby incorporated by reference)

    10.18 Asset Purchase Agreement, dated as of June 14, 2000, by and among Cotelligent, Inc., Cotelligent U.S.A., Inc. and Comsys Information Technology Services, Inc. (Exhibit 10.3 of the Company's Registration

                  Statement on Form S-3/A (File No. 333-37586), filed with the SEC on June 20, 2000, is hereby incorporated by reference)

    10.19 bSmart.to LLC Operating Agreement, dated as of April 27, 2000, between bSmart.to Technologies, Inc. and CZG Mobile Ventures, Inc. (Exhibit No. 10.1 of the Company's Form 8-K (File No. 0-27412), filed with the SEC on May 12, 2000, is hereby incorporated by reference)

    21.1          Subsidiaries of the registrant **

    23.1          Consent of Arthur Andersen LLP **

    24.1 Power of attorney as reflected on signatures page included herewith **

    27.1          Financial Data Schedule **

    * Management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K.

    **            Filed herewith.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California on the 13/th/ day of July, 2000.

                                             COTELLIGENT, INC.

                                         By: /s/ James R. Lavelle
                                             --------------------------
                                             James R. Lavelle
                                             Chief Executive Officer


                               POWER OF ATTORNEY

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby authorizes and constitutes James R. Lavelle, Daniel E. Jackson and Curtis J. Parker, and each of them singly, his true and lawful attorneys-in-fact with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities (including his capacity as a director and/or officer of Cotelligent, Inc.) to sign and file any and all amendments to this report with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, and he hereby ratifies and confirm as all that said attorneys-in-fact or any of them, or this or his substitutes, may lawfully do or cause to be done by virtue hereof.

         Signature                                      Capacity                                  Date
         ---------                                      --------                                  ----
/s/ James R. Lavelle
-------------------------------
James R. Lavelle                    Chairman of the Board of Directors, Director,              July 13, 2000
                                    President and Chief Executive Officer (Principal
                                    Executive Officer)

/s/ Edward E. Faber
-------------------------------
Edward E. Faber                     Vice Chairman of the Board of Directors                    July 13, 2000

/s/ Daniel E. Jackson
-------------------------------
Daniel E. Jackson                   President, Chief Operating Officer and Director            July 13, 2000
                                    (Principal Financial Officer)
/s/ Curtis J. Parker
-------------------------------
Curtis J. Parker                    Vice President, Chief Accounting Officer                   July 13, 2000
                                    (Principal Accounting Officer)

/s/ Jeffrey J. Bernardis
-------------------------------
Jeffrey J. Bernardis                Director                                                   July 13, 2000

/s/ Anthony M. Frank
-------------------------------
Anthony M. Frank                    Director                                                   July 13, 2000

/s/ B. Tom Green
-------------------------------
B. Tom Green                        Director                                                   July 13, 2000

         Signature                      Capacity                                  Date
         ---------                      --------                                  ----
/s/ Harvey L. Poppel
-------------------------------
Harvey L. Poppel                        Director                             July 13, 2000

/s/  Ralph H. Baxter, Jr.
-------------------------------
Ralph H. Baxter, Jr.                    Director                             July 13, 2000

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------

     3.1       Certificate of Incorporation of Cotelligent Group, Inc. (Exhibit
               3.1 of the Company's Registration Statement on Form S-1 (File No. 33-80267), effective February 9, 1996, is hereby incorporated by reference)

     3.2 Amended and Restated By-Laws of Cotelligent, Inc. (Exhibit 4.1 of the Company's Registration Statement on Form S-8 (File No. 333-67589), filed with the SEC on November 19, 1998, is hereby incorporated by reference)

     3.3 Certificate of Amendment of Certificate of Incorporation of Cotelligent Group, Inc. (Exhibit 3.3 of the Company's Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on June 29, 1999, is hereby incorporated by reference)

     4.1 Form of certificate evidencing ownership of Common Stock of Cotelligent Group, Inc. (Exhibit 4.1 of the Company's Registration Statement on Form S-1 (File No. 33-80267), effective February 9, 1996, is hereby incorporated by reference)

     4.2 Rights Agreement, dated as of September 24, 1997, between Cotelligent Group, Inc. and BankBoston, N.A. (Exhibit 4.1 of the Company's Form 8-K (File No. 0-27412), filed with the SEC on September 24, 1997, is hereby incorporated by reference)


    10.1 Amended and Restated Employment Agreement, dated as of January 5, 2000, between Cotelligent, Inc. and James R. Lavelle* **

    10.2 Amended and Restated Employment Agreement, dated as of January 25, 2000, between Cotelligent, Inc. and
               Daniel E. Jackson* **

    10.3 Employment Agreement, dated as of April 1, 2000, between Cotelligent, Inc. and Howard Warner* **

    10.4 Divestiture Agreement, dated as of April 1, 2000, between Cotelligent, Inc. and Howard Warner* **

    10.5 Employment Agreement, dated as of January 4, 1999, between Cotelligent, Inc. and Richard M. Hirsh* **

    10.6 Long-Range Bonus Incentive Plan, effective as of November 18, 1999, among Cotelligent, Inc., James R. Lavelle and Daniel E. Jackson* **

    10.7 Employment Agreement, dated as of February 20, 1996, by and among BFR Co., Inc., Cotelligent Group, Inc. and Jeffrey J. Bernardis (Exhibit 10.4 of the Company's Post-Effective Amendment to its Form S-1 on Form S-4 (File No. 333-6086), filed with the SEC on March 19, 1997, is hereby incorporated by reference)*

    10.8 Employment Agreement, dated as of February 20, 1996, between Cotelligent Group, Inc. and Michael L. Evans, former President and Chief Operating Officer of the Company who resigned on August 26, 1999 (Exhibit 10.2 of the Company's Post-Effective Amendment to its Form S-1 on Form S-4 (File No. 333-6086), filed with the SEC on March 19, 1997, is hereby incorporated by reference)*

    10.9 Employment Agreement, dated as of January 26, 1998, between Cotelligent Group, Inc. and Herbert D. Montgomery, former Senior Vice President and Chief Financial Officer and Treasurer of the Company who resigned on June 30, 1999 (Exhibit 99 of the Company's Registration Statement on Form 8-K (File No. 0-27412), filed with the SEC on February 4, 1998, is hereby incorporated by reference)*

    10.10 Cotelligent 1995 Long-Term Incentive Plan (Exhibit 10.9 of the Company's Registration Statement on Form S-1/A (File No. 33-80267), filed with the SEC on January 24, 1996, is hereby incorporated by reference)*

    10.11 Lease Agreement between BFR Properties and BFR Systems, dated as of April 1, 1995, with respect to 7 Clyde Road (Exhibit 10.9 of the Company's Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on June 28, 1996, is hereby incorporated by reference)

    10.12 Lease Agreement between BFR Properties and BFR Systems, dated as of April 1, 1995, with respect to 31 Clyde Road (Exhibit 10.10 of the Company's Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on June 28, 1996, is hereby incorporated by reference)

    10.13 Amended and Restated Senior Secured Credit Agreement, dated as of March 12, 1999, among Cotelligent, Inc., the Co-Borrowers named therein, the Banks named therein and BankBoston, N.A. (Exhibit
               10.12 of the Company's Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on June 29, 1999, is hereby incorporated by reference)

    10.14 Cotelligent 1998 Long-Term Incentive Plan (Exhibit 10.13 of the Company's Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on June 29, 1999, is hereby incorporated by reference)*

    10.15 Cotelligent, Inc. 1999 Leveraged Stock Purchase Plan (Exhibit 2 of the Company's Schedule 13D (File No. 5-47567), filed with the SEC on January 31, 2000, is hereby incorporated by reference)*

    10.16 Forbearance and Reinstatement of Noncompetes Agreement, dated as of May 2, 2000, among Cotelligent USA, Inc., Cotelligent, Inc., E.W. & Associates, Inc., Thomas H. Edwards and Timothy M. Wooten (Exhibit 10.1 of the Company's Registration Statement on Form S-3 (File No. 333-37586), filed with the SEC on May 22, 2000, is hereby incorporated by reference)

    10.17 Securities Issuance Agreement, dated as of May 2, 2000, between Cotelligent, Inc. and E.W. & Associates, Inc. and/or its assigns (Exhibit 10.2 of the Company's Registration Statement on Form S-3 (File No. 333-37586), filed with the SEC on May 22, 2000, is hereby incorporated by reference)

    10.18 Asset Purchase Agreement, dated as of June 14, 2000, by and among Cotelligent, Inc., Cotelligent U.S.A., Inc. and Comsys Information Technology Services, Inc. (Exhibit 10.3 of the Company's Registration Statement on Form S-3/A (File No. 333-37586), filed with the SEC on June 20, 2000, is hereby incorporated by reference)

    10.19 bSmart.to LLC Operating Agreement, dated as of April 27, 2000, between bSmart.to Technologies, Inc. and CZG Mobile Ventures, Inc. (Exhibit No. 10.1 of the Company's Form 8-K (File No. 0-27412), filed with the SEC on May 12, 2000, is hereby incorporated by reference)

    21.1       Subsidiaries of the registrant **

    23.1       Consent of Arthur Andersen LLP **

    24.1 Power of attorney as reflected on signatures page included herewith **

    27.1       Financial Data Schedule **

    * Management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K.

    **         Filed herewith.