Form 10-Q
period 2000-06-30
COTELLIGENT INC
filed 2000-08-14
CIK 1004963

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

 (Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                                                                  OR

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X              No



  At August 10, 2000 there were 15,225,368 shares of common stock outstanding.

                                COTELLIGENT, INC.


                                      INDEX

                         Part I - Financial Information



Item 1. Financial Statements                                                      Page
Cotelligent, Inc.
         Consolidated Balance Sheets at June 30, 2000 (Unaudited)
            and March 31, 2000                                                     3
         Consolidated Statements of Operations for the Three Months Ended
            June 30, 2000 and 1999 (Unaudited)                                     4
         Consolidated Statements of Cash Flows for the Three Months Ended
            June 30, 2000 and 1999 (Unaudited)                                     5
         Notes to Consolidated Financial Statements (Unaudited)                    6



Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations                            10

Item 3. Quantitative and Qualitative Disclosures About Market Risk                12


                           Part II - Other Information


Item 6. Exhibits and Reports on Form 8-K                                          12

Signatures                                                                        13

                                       2

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                COTELLIGENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                           June 30,              March 31,
                                                                             2000                  2000
                                                                       -----------------     ------------------
                                                                         (Unaudited)
                             ASSETS

Current assets:
   Cash and cash equivalents..................................          $        45,913       $          4,794
   Accounts receivable, including unbilled accounts of $4,960.
      and $5,716 and net of allowance for doubtful accounts...
      of $1,662 and $1,880, respectively......................                   20,255                 23,435
   Deferred income taxes......................................                       -                     564
   Current portion of notes receivable from officers and......
      related party...........................................                      456                    505
   Prepaid expenses and other.................................                    8,931                  2,289
   Net assets of discontinued operations......................                       -                  84,721
                                                                       -----------------     ------------------
     Total current assets.....................................                   75,555                116,308
Property and equipment, net...................................                    8,809                  5,697
Goodwill, net of accumulated amortization of $2,224 and
        $1,913, respectively..................................                   34,929                 35,236
Notes receivable from officers................................                      685                  1,119

Other assets..................................................                    5,080                  1,050
                                                                       -----------------     ------------------
     Total assets.............................................          $       125,058       $        159,410
                                                                       =================     ==================

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt and current maturities of long-term debt...          $           154       $         48,958
   Accounts payable...........................................                    2,723                  2,055
   Accrued compensation and related payroll liabilities.......                   11,607                  6,312
   Income taxes payable.......................................                    1,914                  1,957
    Amounts due sellers of acquired business..................                       -                   8,386
    Deferred income taxes.....................................                      519                     -
   Other accrued liabilities..................................                   20,430                  5,710
                                                                       -----------------     ------------------
     Total current liabilities................................                   37,347                 73,378
Long-term debt................................................                       50                     52
                                                                       -----------------     ------------------
     Total liabilities........................................                   37,397                 73,430
                                                                       -----------------     ------------------

Stockholders' equity:
  Preferred Stock, $0.01 par value; 500,000 shares authorized,
    no shares issued or outstanding...........................                     -                     -
  Common Stock, $0.01 par value; 100,000,000 shares...........
    authorized, 15,183,431 and 15,065,400 shares issued and...
    outstanding, respectively.................................                      152                    151
   Additional paid-in capital.................................                   86,128                  85,442
    Notes receivable from stockholders........................                   (6,036)                 (6,149)
   Retained earnings..........................................                    7,417                   6,536
                                                                      ------------------     -------------------
     Total stockholders' equity...............................                   87,661                  85,980
                                                                      ------------------     -------------------
     Total liabilities and stockholders' equity...............         $        125,058       $         159,410
                                                                      ==================     ===================



The accompanying notes are an integral part of these consolidated financial statements.

                               COTELLIGENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)
                                   (Unaudited)

                                                                               Three Months Ended June 30,
                                                                        ----------------    -----------------
                                                                             2000                  1999
                                                                        ----------------    -----------------
Revenues...............................................                  $       23,753      $        26,806
Cost of services.......................................                          16,500               17,056
                                                                        ----------------    -----------------
        Gross profit...................................                           7,253                9,750
Selling, general and administrative expenses...........                          12,526                9,880
Depreciation and amortization of goodwill..............                           1,042                  723
                                                                        ----------------    -----------------
Operating loss.........................................                          (6,315)                (853)
Other income (expense):
  Interest expense.....................................                          (1,556)                (652)
  Interest income......................................                              49                  118
  Other................................................                              49                  (60)
                                                                        ----------------    -----------------
        Total other expense............................                          (1,458)                (594)
                                                                        ----------------    -----------------
        Loss from continuing operations before income..
        taxes..........................................                          (7,773)              (1,447)
Income tax benefit.....................................                           2,643                  507
                                                                        ----------------    -----------------
        Loss from continuing operations................                          (5,130)                (940)
                                                                        ----------------    -----------------
Operating income (loss) from discontinued operations...
net of income tax (benefit) of $1,551 and $(7,906).....                           1,615              (15,394)

Gain on sale of discontinued operations, net of income.
taxes of $4,224........................................                           4,396                   -
                                                                        ----------------    -----------------
       Income (loss) from discontinued operations......                           6,011              (15,394)
                                                                        ----------------    -----------------
         Net income (loss).............................                  $          881      $       (16,334)
                                                                        ================    =================
Earnings per share:
  Basic -
  Income (loss) from continuing operations.............                  $        (0.34)     $         (0.07)
  Income (loss) from discontinued operations...........                            0.40                (1.14)
                                                                        ----------------    -----------------
         Net income (loss).............................                  $         0.06      $         (1.21)
                                                                        ================    =================
  Diluted -
  Income (loss) from continuing operations.............                  $        (0.34)     $         (0.07)
  Income (loss) from discontinued operations...........                            0.40                (1.14)
                                                                        ----------------    -----------------
         Net income (loss).............................                  $         0.06      $         (1.21)
                                                                        ================    =================
Weighted average number of shares outstanding
  Basic................................................                      15,123,639           13,461,007
                                                                        ================    =================
  Diluted..............................................                      15,124,960           13,461,007
                                                                        ================    =================







The accompanying notes are an integral part of these consolidated financial statements.

                                COTELLIGENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)





                                                                                 Three Months Ended June 30,
                                                                          -------------------    -------------------
                                                                                   2000                   1999
                                                                          -------------------    -------------------
Cash flows from operating activities:
     Net income (loss)...............................................      $             881      $         (16,334)

     Adjustments to reconcile net income (loss) to net cash
     provided by (used in ) operating activities:
           Gain on sale of discontinued operations...................                 (4,396)                     -
           Operating (income) loss from discontinued operations......                 (1,615)                15,394
                Depreciation and amortization of goodwill ...........                  1,042                    723
                Deferred income taxes, net...........................                  3,133                   (821)
                Loss on disposal of property and equipment...........                     -                       7
                Provision for doubtful accounts......................                    324                    157
                Changes in current assets and liabilities:
                      Accounts receivable, net.......................                  2,856                 (5,959)
                      Prepaid expenses and other current assets......                 (2,217)                   959
                      Accounts payable and accrued expenses..........                 (1,343)                 4,580
                      Income taxes payable...........................                    (43)                (3,512)
                Changes in other assets..............................                    104                    (36)
                                                                          -------------------    -------------------
     Cash provided by (used for) operating activities                                 (1,274)                (4,842)
Cash flows from (used for) investing activities:
     Proceeds from sale of assets ...................................                    189                      6
     Purchase price adjustments for previously acquired companies....                     -                    (334)
     Purchases of property and equipment ............................                   (736)                  (978)
                                                                          -------------------    -------------------
     Cash provided by (used for) investing activities ...............                   (547)                (1,306)
Cash flows from financing activities:
     Borrowing under Credit Agreement................................                  9,111                 11,213
     Payments on Credit Agreement....................................                (57,890)                    -
     Payments on amounts due sellers of acquired business............                 (8,534)                    -
     Borrowing (payments) on capital lease obligations ..............                    (27)                    44
     Repayments (borrowing) on notes receivable from officers .......                    508                   (704)
     Net proceeds on issuance of stock ..............................                    228                    394
     Repurchase of common stock......................................                     -                  (2,233)
                                                                         --------------------    -------------------
     Cash provided by (used for) financing activities................                (56,604)                 8,714
Discontinued Operations:
     Cash provided by (used for) discontinued operations.............                (11,951)                (2,921)
     Proceeds from sale of IT staff augmentation business............                111,495                     -
                                                                          -------------------    -------------------
     Cash provided by (used) for discontinued operations.............                 99,544                 (2,921)
                                                                          -------------------    -------------------
Net increase (decrease) in cash......................................                 41,119                   (355)
Cash at beginning of period..........................................                  4,794                    972
                                                                          -------------------    -------------------
Cash at end of period................................................      $          45,913                    617
                                                                          ===================    ===================
Supplemental disclosures of cash flow information:
     Interest paid...................................................      $           1,906      $             394
     Income taxes paid...............................................      $              20      $           2,188
     Fair value of Common Stock issued to seller of acquired.........
     business........................................................      $             572      $              -
     Return of Common Stock previously issued to employee for........
     note receivable.................................................      $             113      $              -



The accompanying notes are an integral part of these consolidated financial statements.

                                COTELLIGENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollar amounts in thousands)
                                   (Unaudited)


Note 1 - Business Organization and Basis of Presentation
Cotelligent, Inc. ("Cotelligent" or the "Company"), a Delaware corporation, was formed in February 1993 to acquire, own and operate software consulting businesses specializing in providing information technology ("IT") consultants on a contract basis and consulting and outsourcing services to businesses with complex IT operations. The Company was inactive until February 1996 when it acquired four companies simultaneously and completed its initial public offering. Since that date, the Company has acquired 22 IT consulting businesses. These financial statements include the accounts of Cotelligent and its subsidiaries.

During the fiscal year ended March 31, 2000, the Company was organized in two practice groups, Technology Solutions and Professional Services (also known as its IT staff augmentation business), and conducted operations from offices across the United States and from international consultant recruiting offices in Brazil and the Philippines. Prior to March 31, 2000, the Company entered into a plan to divest its IT staff augmentation business and on June 30, 2000, the Company sold the majority of its IT staff augmentation business. Accordingly, the accompanying consolidated financial statements and related footnotes have been prepared to present as discontinued operations the remaining portion of the Company's IT staff augmentation business that the Company has determined to be non-strategic and that it intends to dispose of or shut down.

Note 2 - Summary of Significant Accounting Policies
The accompanying interim financial statements do not include all disclosures included in the financial statements in Cotelligent's Annual Report on Form 10-K for the year ended March 31, 2000 ("Form 10-K"), and therefore these financial statements should be read in conjunction with the financial statements included on Form 10-K.

In the opinion of management, the interim financial statements filed as part of this Quarterly Report on Form 10-Q reflect all adjustments necessary for a fair presentation of the financial position and the results of operations and of cash flows for the interim periods presented. Certain balances of the prior year have been reclassified to conform to the current presentation.

Note 3 - Changes in Stockholders' Equity








                                                                                 Notes
                                      Common Stock             Additional      Receivable                          Total
                                 ------------------------       Paid-In          From            Retained        Stockholders
                                   Shares         Amount        Capital       Stockholders       Earnings          Equity
                                 ------------     --------     -----------    -------------     ----------     --------------
Balance at March 31, 2000....     15,065,400          151       $  85,442      $    (6,149)      $  6,536      $      85,980
Issuance of Common Stock.....         43,031            1             227               -              -                 228
Shares issued in connection..
with earn-out to sellers of..
acquired business............        100,000            1             571               -              -                 572
Cancellation of LSPP Note....        (25,000)          (1)           (112)             113             -                  -
Net income...................             -             -              -                -             881                881
                                  -----------     --------    ------------    -------------     ----------     --------------
Balance at June 30, 2000.....     15,183,431       $  152        $ 86,128      $    (6,036)      $  7,417             87,661
                                  ===========     ========    ============    =============     ==========     ==============



                                COTELLIGENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollar amounts in thousands)
                                   (Unaudited)

Note 4 - Discontinued Operations
In accordance with Accounting Principle Board Opinion No. 30, the following financial data reflects a summary of operating results for the Company's discontinued operations for the three months ended June 30, 2000 and 1999.

Summary of Operating Results of Discontinued Operations:

                                                                                      Three Months Ended
                                                                        -----------------------------------------------
                                                                              June 30,                  June 30,
                                                                                2000                      1999
                                                                        ----------------------   ---------------------
Revenues....................................................             $             57,368      $           61,760
Cost of services............................................                           42,243                  46,652
                                                                        ----------------------    --------------------
      Gross profit..........................................                           15,125                  15,108
Selling, general and administrative expenses................                           11,102                  12,705
Depreciation and amortization of goodwill...................                              875                     781
Impairment of goodwill......................................                                -                  20,000
Restructuring charge........................................                                -                   4,920
                                                                        ----------------------    --------------------
      Operating income (loss)...............................                            3,148                 (23,298)
Other income (expense)......................................                               18                      (2)
                                                                        ----------------------    ---------------------
Income (loss) before provision for income taxes.............                            3,166                 (23,300)
Provision (benefit) for income taxes........................                            1,551                  (7,906)
                                                                        ======================    =====================
Income (loss) from discontinued operations..................             $              1,615      $          (15,394)
                                                                        ======================    =====================


On June 30, 2000, the Company sold the majority of its IT staff augmentation business for $111,495 in cash paid at closing and the assumption of certain liabilities totaling approximately $10,000. In addition, $5,000 is held in escrow for one year to cover potential contingent claims by the buyer. The Company may also be entitled to a contingent payment of up to $5,000 based on the operating results of the sold business for the three months ended June 30, 2000. The Company agreed to assist the acquirer for up to one year following the close of the sale. The Company also took responsibility and has reserves for certain aged receivables greater than 90 days. In addition, Cotelligent is still the lessee under certain leases on property.

On July 14, 2000, the Company sold its IT staff augmentation operations in Orlando for a cash payment of $650 and approximately $385 of assumed liabilities. The Company has written down the remaining value of the net assets related to this sale, including goodwill, to zero during the first quarter.

The Company anticipates that it will dispose of the remaining IT staff augmentation businesses in discontinued operations at a loss prior to March 31, 2001. Consequently, the Company has written down the remaining value of the net assets, including goodwill, of these discontinued businesses to zero during the first quarter.

The net gain on the disposal of these IT staff augmentation businesses was $4,400 for the quarter ended June 30, 2000.

                                COTELLIGENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollar amounts in thousands)
                                   (Unaudited)

Note 5 - Earnings (loss) Per Share
Earnings (loss) per share were as follows:


                                                                    For the Three Months Ended June 30, 2000
                                                             -------------------------------------------------------
                                                                                                        Per Share
                                                               Income (loss)           Shares             Amount
                                                             ------------------     --------------     -------------
   Basic earnings (loss) per share-
   Loss from continuing operations.....................       $         (5,130)        15,123,639       $     (0.34)
   Income from discontinued operations.................                  6,011         15,123,639              0.40
                                                             ------------------                        -------------

   Net income available to common stockholders ........       $            881         15,123,639       $      0.06


                                                                                                          Per Share
                                                               Income (loss)           Shares               Amount
                                                             ------------------     --------------     -------------
   Diluted earnings (loss) per share-
   Loss from continuing operations.....................                 (5,130)        15,124,960       $     (0.34)
   Income from discontinued operations.................                  6,011         15,124,960              0.40
                                                             ------------------                        -------------

   Net income available to common stockholders ........       $            881         15,124,960       $      0.06



                                                                    For the Three Months Ended June 30, 1999
                                                             -------------------------------------------------------
                                                                                                        Per Share
                                                               Income (loss)           Shares             Amount
                                                             ------------------     --------------     -------------
   Basic and diluted loss per share-
   Loss from continuing operations........................               (940)         13,461,007       $    (0.07)
   Loss from discontinued operations......................            (15,394)         13,461,007            (1.14)
                                                             ------------------                        -------------

   Net loss available to common stockholders .............    $       (16,334)         13,461,007       $    (1.21)


Note 6 - Property and Equipment
In connection with the disposal of the majority of the Company's IT staff augmentation business, certain technology fixed assets were included in the net assets of discontinued operations at March 31, 2000. During the first quarter, the Company determined that a portion of these assets will be retained for use in continuing operations and has reclassified $3,107 into property and equipment at June 30, 2000.


Note 7 - Credit Agreement
On June 30, 2000, the Company used a portion of the cash proceeds from the sale of the majority of its IT staff augmentation business to pay off all obligations under its Amended and Restated Senior Secured Credit Agreement ("Credit Agreement"), dated March 12, 1999, with BankBoston N.A. and certain other banks. Upon settlement of all obligations under the Credit Agreement, the Credit Agreement was terminated.

                                COTELLIGENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollar amounts in thousands)
                                   (Unaudited)


Note 8 - Income Taxes
The effective tax rate varies from the U.S. Federal statutory tax rate for the three months ended June 30, 2000, principally due to the following:

                                                                           Continuing             Discontinued
                                                                           Operations              Operations
                                                                     ----------------------   -----------------------
U.S. Federal Statutory Tax Rate............................                          34.0%                     34.0%
Consolidated state rate....................................                           3.0                       3.0
Meals and entertainment....................................                          (1.2)                      0.4
Amortization of non-deductible goodwill....................                          (1.5)                      0.0
Write-off of non-deductible goodwill.......................                             -                      11.7
                                                                     ----------------------    ----------------------
Effective tax rate.........................................                          34.3%                     49.1%
                                                                     ======================    ======================

Note 9 - Subsequent Events
On July 19, 2000, the Company elected to change its fiscal year end to December 31 from March 31. The Company will report the nine-month period beginning April 1, 2000 and ending December 31, 2000 as a transition period. The first new twelve-month fiscal year will begin January 1, 2001.

On July 18, 2000, the Company paid $2,000 to acquire a 35% ownership interest in White Horse Interactive, an integrated media agency. The Company is entitled to appoint two of the five directors to the Board of White Horse Interactive.

On August 8, 2000, the Company executed its definitive joint venture agreement with bSmart.to Technologies, Inc. Cotelligent is required to contribute its Philadelphia-based IT solutions staff and ASP data center and cash of $5,000, of which $2,500 will be distributed to the developer of certain technology, in exchange for a 50% interest in the joint venture. The Company will have equal Board representation in the joint venture.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for statements of historical fact contained herein, any statements contained in this report may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the  Securities  Exchange Act of 1934,  as amended.  For example, words such as "may", "will", "should", "estimates", "predicts", "potential", "continue", "strategy", "believes", "anticipates", "plans", "expects", "intends" and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are based upon current expectations that involve risks and uncertainties. Cotelligent's actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed under "Risk Factors" in Cotelligent's Annual Report on Form 10-K for the fiscal year ended March 31, 2000 as well as other filings made with the Securities and Exchange Commission. The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information set forth in our financial statements and the notes thereto included elsewhere in this filing. All forward-looking statements included in this report are based upon information available to Cotelligent as of the date thereof, and Cotelligent assumes no obligation to update any of such forward-looking statements.

                                    OVERVIEW

Cotelligent was formed in February 1993 to acquire, own and operate IT consulting services businesses. During the year ended March 31, 2000, Cotelligent acquired one company acquired on August 12, 1999 which was accounted for under the purchase method. The results of this acquisition have been included in the Company's results from its acquisition date.

The Company derives substantially all of its revenues from IT consulting and outsourcing service activities. The majority of these activities are provided under time and materials billing arrangements, and revenues are recorded as work is performed. Revenues are directly related to the total number of hours billed to clients and the associated hourly billing rates. Hourly billing rates are established for each service provided and are a function of the type of work performed and the related skill level of the consultant. The Company's principal costs are professional compensation directly related to the performance of services and related expenses. Gross profits (revenues after professional compensation and related expenses) are primarily a function of hours billed to clients per professional employee or consultant, hourly billing rates of those employees or consultants and employee or consultant compensation relative to those billing rates. Gross profits can be adversely impacted if services provided cannot be billed, if the Company is not effective in managing its service activities, if fixed-fee engagements (which historically have not constituted a significant portion of total revenues) are not properly priced, if consultant cost increases exceed bill rate increases or if there are high levels of un-utilized time (work activities not chargeable to clients or unrelated to client services) of full-time salaried service professional employees. Operating income (gross profit less selling, general and administrative expenses) can be adversely impacted by increased administrative staff compensation and expenses related to growing and expanding the Company's business, which may be incurred before revenues or economies of scale are generated from such investments. Historically, a majority of the Company's revenues were generated from IT staff augmentation activities. Following the disposition of substantially all of its IT staff augmentation business, the majority of the Company's revenues will be generated by solutions activities which require a higher level of selling, general and administrative infrastructure to generate revenues.

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

                  CONSOLIDATED RESULTS OF CONTINUING OPERATIONS
                          (Dollar amounts in millions)

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Revenues
Revenues decreased $3.1 million, or 11.4%, to $23.8 million in the three months ended June 30, 2000 from $26.8 million in the three months ended June 30, 1999. The decrease was primarily due to a general reduction in demand for the Company's services, partially offset by a 17.6% increase in the average bill rate.

Gross Profit
Gross profit decreased $2.5 million, or 25.6%, to $7.3 million in the three months ended June 30, 2000 from $9.8 million in the three months ended June 30, 1999. The decrease was primarily due to a general reduction in demand for the Company's services. Gross profit as a percentage of revenues decreased to 30.5% from 36.4%, primarily due to lower utilization of salaried employees.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $2.6 million, or 26.8%, to $12.5 million in the three months ended June 30, 2000 from $9.9 million in the three months ended June 30, 1999. The increase was primarily due to increases in employee wages and benefits incurred in the Company's effort to move towards a centralized business model which required a more robust infrastructure. This cost structure was put in place prior to management's decision to divest the majority of its IT staff augmentation business. Also, the increase in selling, general and administrative expense was due to the addition of a business acquired on August 12, 1999.

Selling, general and administrative expenses as a percent of revenues were 52.7% in the three months ended June 30, 2000 compared to 36.9% in the three months ended June 30, 1999. Although the Company was in the process of divesting part of its operations during the three months ended June 30, 2000, selling, general and administrative expenses did not decrease as the Company continued to provide the infrastructure and support for the divested operations. With the completion of the divestiture at the end of the first quarter, the Company is in the process of streamlining its operations commensurate with its lower revenue base.

Depreciation and Amortization of Goodwill
Depreciation and amortization of goodwill increased $0.3 million, or 44.1%, to $1.0 million in the three months ended June 30, 2000 from $0.7 million in the three months ended June 30, 1999. The increase was primarily due to the increased spending on technology equipment during the quarter and the related depreciation together with increased amortization of goodwill from a business purchased on August 12, 1999.

Other Income (Expense)
Other income (expense) of $1.5 million primarily consists of interest expense, net of interest income. Interest expense was $1.6 million in the three months ended June 30, 2000 compared to interest expense of $0.7 million in the three months ended June 30, 1999. The increase was due to increased borrowing under the Company's Credit Agreement and the accrual of interest on the Company's obligation under an earn-out agreement with the owners of a previously acquired business.

Benefit for Income Taxes
The Company recorded an income tax benefit of $2.6 million for its continuing operations in the three months ended June 30, 2000 using an effective rate of 34.0% compared to a benefit of $0.5 million, or an effective rate of 35.0% of pre-tax income, for the three months ended June 30, 1999.

Income (Loss) from Discontinued Operations
Discontinued operations is comprised of operations associated with the majority of the Company's IT staff augmentation business. The net income from discontinued operations of $6.0 million for the three months ended June 30, 2000 was comprised of $1.6 million of operating income for these operations (net of income tax expense of $1.6 million) and net gain of $4.4 million (net of income taxes of $4.2 million) related to the sale of a majority of the IT staff augmentation business and the write-down of the remaining discontinued operations to their net realizable value. This compares to a net loss from discontinued operations of $15.4 million for the three months ended June 30, 1999, largely due to a restructuring charge of $4.9 million and a goodwill impairment charge of $20.0 million taken prior to year-end.

                         LIQUIDITY AND CAPITAL RESOURCES



The Company has financed its growth principally through cash flows from operations, periodic borrowing under its credit facilities and the use of the net proceeds from its public offerings.

On June 30, 2000, the Company sold the majority of its IT staff augmentation business for $111.5 million in cash paid at closing and the assumption of certain liabilities totaling approximately $10.0 million. In addition, $5.0 million will be held in escrow for one year to cover potential contingent claims by the buyer. The Company may also be entitled to a contingent payment of up to $5.0 million based on the operating results of the sold business for the three months ended June 30, 2000. On June 30, 2000, the Company used a portion of the cash proceeds from the sale to pay off all obligations under the Credit Agreement and to pay existing earn-out obligations to sellers of an acquired business. Upon settlement of all obligations under the Credit Agreement, the Credit Agreement was terminated.

Cash used for operating activities was $1.3 million for the three months ended June 30, 2000. Historically, the Company's primary sources of liquidity have been the collection of accounts receivable and borrowings under the Credit Agreement. Total receivables were 78 days of quarterly revenue at June 30, 2000.

With the termination of its borrowing arrangements under the Credit Agreement, the Company's primary sources of liquidity going forward will be cash balances, if any, resulting from the sales of the components of the remaining discontinued IT staff augmentation business to be disposed of. The Company believes that the remaining cash from the consummated divestiture transactions, additional proceeds from the potential sale(s) of the remainder of its discontinued IT staff augmentation business and any funds generated from operations will provide adequate cash to fund its anticipated cash working capital needs at least through the next year.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Cotelligent has invested its excess cash in highly liquid money market accounts and does not use derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions. Accordingly, the Company believes that it is not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. Cotelligent's policy is to invest its excess cash in a manner that provides Cotelligent with the appropriate level of liquidity to enable the Company to meet its current obligations, primarily accounts payable, capital expenditures and payroll, recognizing that the Company does not currently have outside bank funding available.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               None.

         (b)   Reports  on Form 8-K

               The following reports on Form 8-K were filed during the quarter ended June 30, 2000.

               Cotelligent,   Inc.   filed  with  the  Securities  and  Exchange
               Commission,   on  May  12,  2000,  the  bSmart.to  LLC  Operating
               Agreement, regarding the Company and bSmart.to Technologies, Inc.'s formation of a joint venture entity, bSmart.to LLC, to develop and market m-Commerce solutions in the emerging wireless internet communications area.

               Cotelligent, Inc. filed with the Securities and Exchange Commission, on June 22, 2000, a press release announcing the Company and COMSYS Information Technology Services, Inc.'s, execution of an Asset Purchase Agreement pursuant to which the Company divested substantially all of its IT staff augmentation business.
                                       12

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        Cotelligent, Inc.



Date: August 14, 2000                            /s/ Curtis J. Parker
                                                 --------------------
                                                 Curtis J. Parker
                                                 Vice President,
                                                 Chief Accounting Officer