Form 10-Q
period 2000-09-30
COTELLIGENT INC
filed 2000-11-14
CIK 1004963

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

 (Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                                                                  OR

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

Yes      X              No



At November 10, 2000 there were 15,303,402 shares of common stock outstanding.

                                COTELLIGENT, INC.


                                      INDEX

                         Part I - Financial Information


Item 1. Financial Statements                                                       Page
Cotelligent, Inc.
         Consolidated Balance Sheets at September 30, 2000 (Unaudited)
            and March 31, 2000                                                      3
         Consolidated Statements of Operations for the Three & Six Months Ended
            September 30, 2000 and 1999 (Unaudited)                                 4
         Consolidated Statements of Cash Flows for the Six Months Ended
            September 30, 2000 and 1999 (Unaudited)                                 5
         Notes to Consolidated Financial Statements (Unaudited)                     6

Item 2. Management's Discussion and Analysis of Financial Condition and Results
            of Operations                                                          10

Item 3. Quantitative and Qualitative Disclosures About Market Risk                 13


                           Part II - Other Information


Item 6. Exhibits and Reports on Form 8-K                                           14

Signatures                                                                         15

                                       2

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                                COTELLIGENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                        September 30,            March 31,
                                                                             2000                  2000
                                                                       -----------------     ------------------
                                                                         (Unaudited)
                             ASSETS
Current assets:
   Cash and cash equivalents..................................          $        26,420       $          4,794
   Accounts receivable, including unbilled accounts of $5,337 and $5,716 and net of allowance for doubtful accounts...
      of $1,652 and $1,880,respectively.......................                   21,431                 23,435
   Deferred income taxes......................................                       -                     564
   Current portion of notes receivable from officers and......
   related party..............................................                      494                    505
   Prepaid expenses and other.................................                    1,731                  2,289
   Net assets of discontinued operations......................                       -                  84,721
                                                                       -----------------     ------------------
     Total current assets.....................................                   50,076                116,308
Property and equipment, net...................................                    8,083                  5,697
Goodwill, net of accumulated amortization of $1,899 and.......
        $1,913, respectively..................................                   24,514                 35,236
Investments...................................................                   20,779                    253
Notes receivable from officers................................                      706                  1,119
Other assets..................................................                      669                    797
                                                                       -----------------    -------------------
     Total assets.............................................          $       104,827           $    159,410
                                                                       =================     ==================

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt and current maturities of long-term debt...          $            35       $         48,958
   Accounts payable...........................................                    1,315                  2,055
   Accrued compensation and related payroll liabilities.......                    6,493                  6,312
   Income taxes payable.......................................                      831                  1,957
    Amounts due sellers of acquired business..................                       -                   8,386
    Deferred income taxes.....................................                      175                     -
   Other accrued liabilities..................................                    9,959                  5,710
                                                                       -----------------     ------------------
     Total current liabilities................................                   18,808                 73,378
Long-term debt................................................                       51                     52
                                                                       -----------------     ------------------
     Total liabilities........................................                   18,859                 73,430
                                                                       -----------------     ------------------

Stockholders' equity:
  Preferred Stock, $0.01 par value; 500,000 shares authorized,
    no shares issued or outstanding...........................                       -                      -
  Common Stock, $0.01 par value; 100,000,000 shares...........
    authorized, 15,303,402 and 15,065,400 shares issued.......
    and outstanding, respectively.............................                      153                    151
  Additional paid-in capital..................................                   87,439                 85,442
    Notes receivable from stockholders........................                   (6,333)                (6,149)
  Retained earnings...........................................                    4,709                  6,536
                                                                       -----------------       -----------------
    Total stockholders' equity................................                   85,968                 85,980
                                                                      ------------------      ------------------
                                                                       $        104,827        $       159,410
     Total liabilities and stockholders' equity...............         =================     ===================


The accompanying notes are an integral part of these consolidated financial statements.

                                COTELLIGENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)
                                   (Unaudited)


                                                              Three Months Ended                    Six Months Ended
                                                                  September 30,                       September 30,
                                                       --------------------------------     -----------------------------------
                                                            2000               1999                2000               1999
                                                       --------------     -------------     ----------------     ---------------
Revenues...........................................     $     22,475       $    26,162       $       46,228       $      52,968
Cost of services...................................           14,904            17,217               31,404              34,273
                                                       --------------     -------------     ----------------    ----------------
        Gross profit...............................            7,571             8,945               14,824              18,695
Selling, general and administrative expenses.......           11,440             9,960               23,966              19,840
Depreciation and amortization of goodwill..........              987               816                2,029               1,539
                                                       --------------     -------------     ----------------    ----------------
Operating loss.....................................           (4,856)           (1,831)             (11,171)             (2,684)
Other income (expense):
   Interest expense................................               (8)             (755)              (1,564)             (1,407)
   Interest income.................................              543                 8                  592                 126
   Other...........................................               (7)                6                   42                 (54)
                                                       --------------     -------------     ----------------    ----------------
     Total other income (expense)..................              528              (741)                (930)             (1,335)
                                                       --------------     -------------     ----------------    ----------------
Loss before provision for income taxes............            (4,328)           (2,572)             (12,101)             (4,019)
Benefit for income taxes...........................            1,472               900                4,115               1,407
                                                       --------------     -------------     ----------------    ----------------
Loss from continuing operations....................           (2,856)           (1,672)              (7,986)             (2,612)
                                                       --------------     -------------     ----------------    ----------------
Operating income (loss) from discontinued
   operations, net of income tax (benefit) of
  $142, $940, $1,693 and $(6,966) .................              148             1,751                1,763             (13,643)
Gain on sale of discontinued operations, net
  of income taxes of $4,224........................               -                 -                 4,396                -
                                                       --------------     -------------     ----------------    ----------------
Income (loss) from discontinued operations.........              148             1,751                6,159             (13,643)
                                                       --------------     -------------     ----------------    ----------------
Net income (loss)..................................    $      (2,708)     $         79      $       ( 1,827)    $       (16,255)
                                                       ==============     =============     ================    ================

Earnings (loss) per share:
Basic and diluted -
Loss from continuing operations....................    $       (0.19)     $       (0.12)    $         (0.53)    $         (0.19)
Income (loss) from discontinued operations.........             0.01               0.13                0.41               (1.01)
                                                       ==============     ==============    ================    ================
Net income (loss) .................................    $       (0.18)     $        0.01     $         (0.12)    $         (1.20)
                                                       ==============     ==============    ================    ================
Weighted average shares outstanding
       Basic.......................................       15,235,827         13,565,326          15,180,040          13,513,452
                                                       ==============     ==============    ================    ================
       Diluted.....................................       15,235,827         13,573,264          15,180,040          13,513,452
                                                       ==============     ==============    ================    ================

The accompanying notes are an integral part of these consolidated financial statements.

                                COTELLIGENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                   Six Months Ended September 30,
                                                                                ------------------- -- -------------------
                                                                                    2000                   1999
                                                                                -------------------    -------------------
Cash flows from operating activities:
     Net loss........................................................           $        (1,827)       $       (16,255)
     Adjustments to reconcile net loss to net cash
         Provided by (used in ) operating activities:
                Gain on sale of discontinued operations..............                    (4,396)                     -
                Operating (income) loss from discontinued operations.                    (1,763)                13,643
                Equity loss from investments.........................                        11                      -
                Depreciation and amortization of goodwill............                     2,029                  1,275
                Deferred income taxes, net...........................                     2,789                  1,538
                Loss on disposal of property and equipment...........                        17                      7
                Provision for doubtful accounts......................                     1,145                    202
                Changes in current assets and liabilities:
                      Accounts receivable, net.......................                      (247)                (4,391)
                      Prepaid expenses and other current assets......                      (366)                  (497)
                      Accounts payable and accrued expenses..........                    (2,551)                (1,329)
                      Income taxes payable...........................                    (1,126)                (3,473)
                Changes in other assets..............................                       124                   (409)
                                                                                -------------------    -------------------
    Cash used for operating activities...............................                    (6,161)                (9,689)
Cash flows provided by (used for) investing activities:
     Proceeds from sale of property and equipment ...................                        -                       6
     Purchase of businesses, net of cash acquired....................                        -                    (771)
     Investments.....................................................                    (7,377)                     -
     Purchases of property and equipment ............................                    (1,270)                (1,767)
                                                                                -------------------    -------------------
     Cash used for investing activities .............................                    (8,647)                (2,532)
Cash flows provided by (used for) financing activities:
     Borrowing under Credit Agreement................................                     9,111                 19,830
     Payments on Credit Agreement....................................                   (57,890)                     -
     Payments on amounts due sellers of acquired business............                    (8,534)                  (730)
     Borrowing (payments) on capital lease obligations ..............                       (57)                    86
     Repayments (borrowing) on notes receivable from officers .......                       449                 (1,149)
     Net proceeds on issuance of stock ..............................                       344                    723
     Repurchase of common stock......................................                         -                 (2,233)
                                                                                -------------------    -------------------
     Cash provided by (used for) financing activities................                   (56,577)                16,527
Cash flows provided by (used for) discontinued operations:
     Cash provided by (used for) discontinued operations.............                   (19,470)                (5,061)
     Proceeds from sale of IT staff augmentation business............                   112,481                      -
                                                                                -------------------    -------------------
     Cash provided by (used for) discontinued operations.............                    93,011                 (5,061)
                                                                                -------------------    -------------------
Net increase (decrease) in cash......................................                    21,626                   (755)
Cash at beginning of period..........................................                     4,794                    972
                                                                                -------------------    -------------------
Cash at end of period................................................           $        26,420        $           217
                                                                                ===================    ===================
Supplemental disclosures of cash flow information:
     Interest paid...................................................           $         1,914        $         1,432
     Income taxes paid...............................................           $            29        $         2,367
     Net book value of assets contributed to joint venture...........           $        11,311        $             -
     Issuance of warrants in exchange for warrants received..........           $           900        $             -
     Fair value of Common Stock issued to seller of acquired
     business........................................................           $           572        $             -
     Return of Common Stock previously issued to employee for
     note receivable.................................................           $           113        $             -


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

During the fiscal year ended March 31, 2000, the Company was organized in two practice groups, Technology Solutions and Professional Services (also known as its IT staff augmentation business), and conducted operations from offices across the United States and from international consultant recruiting offices in Brazil and the Philippines. Prior to March 31, 2000, the Company entered into a plan to divest its IT staff augmentation business. On June 30, 2000, the Company sold the majority of its IT staff augmentation business and on July 14, 2000 sold another component of its IT staff augmentation business. Accordingly, the accompanying consolidated financial statements and related footnotes have been prepared to present as discontinued operations the remaining portion of the Company's IT staff augmentation business that the Company has determined to be non-strategic and that it intends to dispose of or shut down.

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

Note 3 - Changes in Stockholders' Equity




                                                                                  Notes
                                      Common Stock             Additional      Receivable                         Total
                                 ------------------------       Paid-In           From          Retained       Stockholders'
                                   Shares        Amount         Capital       Stockholders      Earnings         Equity
                                 -----------     --------     -----------    -------------     ----------    --------------
Balance at March 31, 2000.....   15,065,400      $    151     $   85,442      $    (6,149)      $  6,536     $      85,980

Issuance of Common Stock......      163,002             2            638             (297)             -               343
Shares issued in connection
with earn-out to sellers of
acquired business.............      100,000             1            571                -              -               572
Cancellation of LSPP Note.....      (25,000)           (1)          (112)             113              -                 -
Investment in warrants
received in connection with
investment in joint venture...            -             -            900                -              -               900
Net income....................            -             -              -                -         (1,827)           (1,827)
                                 -----------     --------     -----------    -------------     ----------    --------------
Balance at September 30, 2000.   15,303,402      $    153     $   87,439      $    (6,333)      $  4,709     $      85,968
                                 ===========     ========     ===========    =============     ==========    ==============


                                COTELLIGENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollar amounts in thousands)
                                   (Unaudited)


Note 4 - Discontinued Operations
In accordance with Accounting Principles Board Opinion No. 30, the following financial data reflects a summary of operating results for the Company's discontinued operations for the three and six months ended September 30, 2000 and 1999.

Summary of Operating Results of Discontinued Operations:



                                                   Three Months Ended                        Six Months Ended
                                            -----------------------------------     ---------------------------------
                                            September 30,       September 30,       September 30,     September 30,
                                                 2000                1999               2000               1999
                                            ----------------    ---------------     --------------    ---------------
Revenues...........................          $       7,688       $      59,461       $     65,056      $     121,221
Cost of services...................                  5,974              44,287             48,217             90,939
                                            ----------------    ---------------     --------------    ---------------
      Gross profit.................                  1,714              15,174             16,839             30,282
Selling, general and administrative                  1,424              11,683             12,526             24,388
expenses...........................
Depreciation and amortization of...
goodwill ..........................                     -                  798                875              1,579
Impairment of goodwill.............                     -                    -                  -             20,000
Restructuring charge...............                     -                    -                  -              4,920
                                            ----------------    ---------------     --------------    ---------------
      Operating income (loss)......                    290               2,693              3,438            (20,605)
Other income (expense).............                     -                   (2)                18                 (4)
                                            ----------------    ---------------     --------------    ---------------
Operating income (loss) before
provision for taxes................                    290               2,691              3,456            (20,609)
Provision (benefit) for income.....
taxes..............................                    142                 940              1,693             (6,966)
                                            ----------------    ---------------     --------------    ---------------
Operating income (loss) from.......
discontinued operations............          $         148       $       1,751      $       1,763     $      (13,643)
                                            ================    ===============     ==============    ===============


On June 30, 2000, the Company sold the majority of its IT staff augmentation business for $111,495 in cash paid at closing and the assumption of certain liabilities totaling approximately $10,000. In addition, $5,000 will be held in escrow for one year to cover potential contingent claims by the buyer. The Company may also be entitled to a contingent payment of up to $5,000 based on the operating results of the sold business for the three months ended June 30, 2000. Both contingent payments are subject to further review and analysis between the Company and the buyer. The Company agreed to provide administrative information systems support to the acquirer for up to one-year following the close of the sale. In addition, Cotelligent is still the lessee under certain leases of property.

On July 14, 2000, the Company sold its IT staff augmentation operations in Orlando for a cash payment of $650 and the assumption of approximately $385 of certain liabilities. The Company has written down the value of the net assets related to this sale, including goodwill, to zero during the quarter ended June 30, 2000.

On October 31, 2000, the Company sold its Global Resources International IT staff augmentation operations for a $4,500 secured promissory note, bearing interest at 9.5% per annum, payable over 5 years. The Company has written down the value of the net assets related to this sale, including goodwill, to zero during the quarter ended June 30, 2000.

The Company anticipates that it will dispose of the remaining component of its IT staff augmentation business in discontinued operations at a loss prior to March 31, 2001. Consequently, the Company has written down the value of the net assets, including goodwill, of these discontinued businesses to zero during the quarter ended June 30, 2000.

The net gain on the disposal of these IT staff augmentation businesses was $4,400 for the quarter ended June 30, 2000 and the six months ended September 30, 2000.

                                COTELLIGENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollar amounts in thousands)
                                   (Unaudited)


Note 5 - Earnings (loss) Per Share
Earnings (loss) per share were as follows:


                                                                 For the Three Months Ended September 30, 2000
                                                             -------------------------------------------------------
                                                                                                       Per Share
                                                               Income (loss)           Shares             Amount
                                                             ------------------     --------------     -------------
   Basic and diluted earnings (loss) per share-
   Loss from continuing operations........................    $         (2,856)         15,235,827      $     (0.19)
   Income from discontinued operations....................                 148          15,235,827             0.01
                                                             ------------------                        -------------
   Net loss available to common stockholders .............    $         (2,708)         15,235,827      $     (0.18)



                                                                 For the Three Months Ended September 30, 1999
                                                             -------------------------------------------------------
                                                                                                       Per Share
                                                               Income (loss)           Shares             Amount
                                                             ------------------     --------------     -------------
   Basic earnings (loss) per share-
   Loss from continuing operations........................    $        (1,672)         13,565,326       $    (0.12)
   Income from discontinued operations....................              1,751          13,565,326             0.13
                                                             ------------------                        -------------
   Net income available to common stockholders ...........    $            79          13,565,326       $     0.01



   Diulted earnings (loss) per share-
   Loss from continuing operations........................   $         (1,672)         13,573,264       $    (0.12)
   Income from discontinued operations....................              1,751          13,573,264,            0.13
                                                             ------------------                        -------------
   Net income available to common stockholders............   $             79          13,573,264       $     0.01



                                                                  For the Six Months Ended September 30, 2000
                                                             -------------------------------------------------------
                                                                                                       Per Share
                                                               Income (loss)           Shares             Amount
                                                             ------------------     --------------     -------------
   Basic and diluted earnings (loss) per share-
   Loss from continuing operations........................   $         (7,986)         15,180,040       $     (0.53)
   Income from discontinued operations....................              6,159          15,180,040              0.41
                                                             ------------------                        -------------
   Net loss available to common stockholders .............   $         (1,827)         15,180,040       $     (0.12)



                                                                  For the Six Months Ended September 30, 1999
                                                             -------------------------------------------------------
                                                                                                       Per Share
                                                               Income (loss)           Shares             Amount
                                                             ------------------     --------------     -------------
   Basic and diluted earnings (loss) per share-
   Loss from continuing operations........................   $         (2,612)         13,513,452      $     (0.19)
   Loss from discontinued operations......................            (13,643)         13,513,452            (1.01)
                                                             ------------------                        -------------
   Net loss available to common stockholders .............   $        (16,255)         13,513,452      $     (1.20)





Note 6 - Property and Equipment
In connection with the disposal of the majority of the Company's IT staff augmentation business, certain technology fixed assets were included in the net assets of discontinued operations at March 31, 2000. Subsequent to March 31, 2000, the Company determined that a portion of these assets will be retained for use in continuing operations and has reclassified $3,107 into property and equipment.

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

Note 8 - Income  Taxes
The effective tax rate varies from the U.S. Federal statutory tax rate for the three and nine months ended September 30, 2000, principally due to the following:

                                                                           Continuing                Discontinued
                                                                           Operations                  Operations
                                                                     ----------------------   -----------------------
U.S. Federal Statutory Tax Rate....................                                  34.0%                     34.0%
Consolidated state rate ...........................                                   3.0                       3.0
Meals and entertainment ...........................                                  (1.2)                      0.4
Amortization of non-deductible goodwill ...........                                  (1.8)                        -
Write-off of non-deductible goodwill...............                                     -                      11.7
                                                                     ----------------------    ----------------------
Effective tax rate.................................                                  34.0%                     49.1%
                                                                     ======================    ======================


Note 9 - Change in Fiscal Year End
On July 19, 2000, the Company changed its fiscal year end to December 31 from March 31. The Company will report the nine-month period beginning April 1, 2000 and ending December 31, 2000 as a transition period. The first new twelve-month fiscal year will begin January 1, 2001.

Note 10 - Investments
During the quarter September 30, 2000, the Company made certain investments as follows:

On July 18, 2000, the Company paid $2,000 to acquire a 35% ownership interest in White Horse Interactive, an integrated media agency. The Company is entitled to appoint two of the five directors to the Board of White Horse Interactive. The Company uses the equity method of accounting for this investment.

On August 8, 2000, the Company executed its definitive joint venture agreement with bSmart.to Technologies, Inc. The Company contributed: (1) cash of $5,000, of which $2,500 was paid directly to the joint venture and $2,500 was distributed to the developer of certain technology, and (2) its Philadelphia-based IT solutions staff and ASP data center and, accordingly, reclassified $1,200 of working capital and property and equipment as well as $10,073 of goodwill, in exchange for a 50% interest in the joint venture. In addition, the Company incurred approximately $1,500 in transaction costs that have been capitalized as a part of its investment in the joint venture. The Company will have representation on the Board of Directors of the joint venture equal to that of its joint venture partner. The Company uses the equity method of accounting for this investment.

In connection with the investment in the joint venture with bSmart.to Technologies, Inc., the Company issued and received from bSmart.to Technologies, Inc. warrants for the purchase of common shares. Accordingly, the Company recognized an investment of $900 for the warrants received, and a corresponding amount in additional paid-in capital.

Note 11 - Subsequent Event
On October 31, 2000, the Company sold its Global Resources International IT staff augmentation operations for a $4,500 secured promissory note, bearing interest at 9.5% per annum, payable over 5 years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for statements of historical fact contained herein, any statements contained in this report may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the  Securities  Exchange Act of 1934,  as amended.  For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are based upon current expectations that involve risks and uncertainties. Cotelligent's actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed under "Risk Factors" in Cotelligent's Annual Report on Form 10-K for the fiscal year ended March 31, 2000, other filings made with the Securities and Exchange Commission and Cotelligent's press release announcing earnings for the quarter ended September 30,2000 issued November 8, 2000. The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information set forth in our financial statements and the notes thereto included elsewhere in this filing. All forward-looking statements included in this report are based upon information available to Cotelligent as of the date thereof, and Cotelligent assumes no obligation to update any of such forward-looking statements.
                                    OVERVIEW

Cotelligent was formed in February 1993 to acquire, own and operate IT consulting services businesses. During the year ended March 31, 2000, Cotelligent acquired one company on August 12, 1999, which was accounted for under the purchase method. The results of this acquisition have been included in the Company's results from its acquisition date.

The Company derives substantially all of its revenues from IT consulting service activities. The majority of these activities are provided under time and materials billing arrangements, and revenues are recorded as work is performed. Revenues are directly related to the total number of hours billed to clients and the associated hourly billing rates. Hourly billing rates are established for each service provided and are a function of the type of work performed and the related skill level of the consultant. The Company's principal costs are professional compensation directly related to the performance of services and related expenses. Gross profits (revenues after professional compensation and related expenses) are primarily a function of hours billed to clients per professional employee or consultant, hourly billing rates of those employees or consultants and employee or consultant compensation relative to those billing rates. Gross profits can be adversely impacted if services provided cannot be billed, if the Company is not effective in managing its service activities, if fixed-fee engagements (which historically have not constituted a significant portion of total revenues) are not properly priced, if consultant cost increases exceed bill rate increases or if there are high levels of un-utilized time (work activities not chargeable to clients or unrelated to client services) of full-time salaried service professional employees. Operating income (gross profit less selling, general and administrative expenses) can be adversely impacted by increased selling, general and administrative staff compensation and expenses related to growing and expanding the Company's business, which may be incurred before revenues or economies of scale are generated from such investments. Historically, a majority of the Company's revenues were generated from IT staff augmentation activities. Following the disposition of substantially all of its IT staff augmentation business, the majority of the Company's revenues will be generated by technology solutions activities which require a higher level of selling, general and administrative infrastructure to generate revenues.

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

                  CONSOLIDATED RESULTS OF CONTINUING OPERATIONS


Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

Revenues
Revenues decreased $3.7 million, or 14.1%, to $22.5 million in the three months ended September 30, 2000 from $26.2 million in the three months ended September 30, 1999. The decrease was due to a general reduction in demand for the Company's services coupled with the discontinuation of revenues from the Philadelphia-based operation effective with its contribution to the bSmart.to joint venture on August 8, 2000, offset by an 18.1% increase in the average billing rate. Gross Profit Gross profit decreased $1.4 million, or 15.4%, to $7.6 million in the three months ended September 30, 2000 from $8.9 million in the three months ended September 30, 1999. The decrease was due to a general reduction in demand for the Company's services coupled with the discontinuation of revenues and cost of services from the Philadelphia-based operation effective with its contribution to the bSmart.to joint venture on August 8, 2000. Gross profit as a percentage of revenues decreased to 33.7% from 34.2%, primarily due to a drop in utilization of salaried employees, offset by the 18.1% increase in the average billing rate.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $1.5 million, or 14.9%, to $11.4 million in the three months ended September 30, 2000 from $10.0 million in the three months ended September 30, 1999. The increase was primarily due to increases in employee wages and benefits incurred in the Company's effort to move towards a centralized business model which required a more robust infrastructure. This cost structure was put in place prior to management's decision to divest the majority of its IT staff augmentation business. Selling, general and administrative expenses as a percent of revenues were 50.9% in the three months ended September 30, 2000 compared to 38.1% in the three months ended September 30, 1999, reflective of the increases described above. During the three months ended September 30, 2000, the Company began the process of streamlining its operations commensurate with its revenue base. By the end of the quarter, the Company had made a thorough review of its cost structure and implemented several cost-saving programs, including reducing staff, eliminating excess office space and consolidating accounting centers with a view towards reducing excess overhead. While cognizant of the need for cost containment, the Company continues to invest in revenue generating programs.

Depreciation and Amortization of Goodwill
Depreciation and amortization of goodwill increased $0.2 million, or 21.0%, to $1.0 million in the three months ended September 30, 2000 from $0.8 million in the three months ended September 30, 1999. The increase was primarily due to the spending on new state-of-the-art technology equipment and the related depreciation.

Other Income (Expense)
Other income (expense) primarily consists of net interest income (expense). Interest income was $0.5 million for the three months ended September 30, 2000 compared to interest expense of $0.8 for the three months ended September 30, 1999. This increase resulted from interest income earned during the quarter ended September 30, 2000 on the cash proceeds from the sale of the majority of the IT staff augmentation business on June 30, 2000, which cas remained after the pay off of all obligations due under the Company's Credit Agreement and an earn-out agreement.

Benefit for Income Taxes
The Company recorded an income tax benefit of $1.5 million for its continuing operations in the three months ended September 30, 2000, compared to a benefit of $0.9 million for the three months ended September 30, 1999, reflecting a net effective rate of 34.0% for both periods.

Income (Loss) from Discontinued Operations
Discontinued operations is comprised of operations associated with the majority of the Company's IT staff augmentation business. The income from discontinued operations of $0.1 million for the three months ended September 30, 2000 compares to income of $1.8 million for the three months ended September 30, 1999. The decrease in income from discontinued operations is the result of the sale of the majority of the discontinued operations on June 30, 2000.

Six Months Ended September 30, 2000 Compared to Six Months Ended
September 30, 1999

Revenues
Revenues decreased $6.7 million, or 12.7%, to $46.2 million in the six months ended September 30, 2000 from $53.0 million in the six months ended September 30, 1999. The decrease was due to a general reduction in demand for the Company's services coupled with the discontinuation of revenues from its Philadelphia-based operation effective with its contribution to the bSmart.to joint venture on August 8, 2000, offset by a 13.9% increase in the average billing rate.

Gross Profit
Gross profit decreased $3.9 million, or 20.7%, to $14.8 million in the six months ended September 30, 2000 from $18.7 million in the six months ended September 30, 1999. The decrease was due to a general reduction in demand for the Company's services coupled with the discontinuation of revenues and cost of services from its Philadelphia-based operation effective with its contribution to the bSmart.to joint venture on August 8, 2000. Gross profit as a percentage of revenues decreased to 32.1% from 35.3%, primarily due to lower utilization of salaried employees offset by increases in the average billing rate.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $4.1 million, or 20.8%, to $24.0 million in the six months ended September 30, 2000 from $19.8 million in the six months ended September 30, 1999. The increase was primarily due to increases in employee wages and benefits incurred in the Company's effort to move towards a centralized business model which required a more robust infrastructure. This cost structure was put in place prior to management's decision to divest the majority of its IT staff augmentation business. Selling, general and administrative expenses as a percent of revenues were 51.8% in the six months ended September 30, 2000 compared to 37.5% in the six months ended September 30, 1999. Although the Company was in the process of divesting part of its operations during the six months ended September 30, 2000, selling, general and administrative expenses did not decrease as the Company continued to provide the infrastructure and support for the divested operations. During the three months ended September 30, 2000, the Company began the process of streamlining its operations commensurate with its revenue base. By the end of the quarter, the Company had made a thorough review of its cost structure and implemented several cost-saving programs, including reducing staff, eliminating excess office space and consolidating accounting centers with a view towards reducing excess overhead. While cognizant of the need for cost containment, the Company continues to invest in revenue generating programs.

Depreciation and Amortization of Goodwill
Depreciation and amortization of goodwill increased $0.5 million, or 31.8%, to $2.0 million in the six months ended September 30, 2000 from $1.5 million in the six months ended September 30, 1999. The increase was primarily due to the spending on new state-of-the-art technology equipment and the related depreciation.

Other Income (Expense)
Other income (expense) primarily consists of net interest income (expense). Net interest expense of $0.9 million for the six months ended September 30, 2000 compared to net interest expense of $1.3 million for the six months ended September 30, 1999. The decrease in net interest expense was due to interest income earned during the quarter ended September 30, 2000 on the cash proceeds from the sale of the majority of the IT staff augmentation business on June 30, 2000 that remained after the pay off of all obligations due under the Company's Credit Agreement and an earn-out agreement.

Benefit for Income Taxes
The Company recorded an income tax benefit of $4.1 million for its continuing operations in the six months ended September 30, 2000, compared to a benefit of $1.4 million for the six months ended September 30, 1999, reflecting a net effective rate of 34.0% for both periods.

Income (Loss) from Discontinued Operations
Discontinued operations is comprised of operations associated with the majority of the Company's IT staff augmentation business. The income from discontinued operations of $1.8 million for the six months ended September 30, 2000 was comprised of $3.5 million of operating income for these operations (net of income tax expense of $1.7 million) and net gain of $4.4 million (net of income taxes of $4.2 million) related to the sale of a majority of the discontinued operations and the write-down of the remaining discontinued operations to their net realizable value. This compares to a loss from discontinued operations of $13.6 million for the six months ended September 30, 1999, largely due to a restructuring charge of $4.9 million and a goodwill impairment charge of $20.0 million taken prior to year-end.

                         LIQUIDITY AND CAPITAL RESOURCES


The Company has financed its growth principally through cash flows from operations, periodic borrowing under its credit facilities and the use of the net proceeds from its public offerings.

On June 30, 2000, the Company sold the majority of its IT staff augmentation business for $111.5 million in cash paid at closing and the assumption of certain liabilities totaling approximately $10.0 million. In addition, $5.0 million will be held in escrow for one year to cover potential contingent claims by the buyer. The Company may also be entitled to a contingent payment of up to $5.0 million based on the operating results of the sold business for the three months ended June 30, 2000. Both contingent payments are subject to further review and analysis between the Company and the buyer. On June 30, 2000, the Company used a portion of the cash proceeds from the sale to pay off all obligations under the Credit Agreement and to pay existing earn-out obligations to sellers of an acquired business. Upon settlement of all obligations under the Credit Agreement, the Credit Agreement was terminated.

During the quarter ended September 30, 2000, the Company received $1.0 in cash from the sale of its IT staff augmentation business in Orlando and the sale of real property previously used by one of its IT staff augmentation locations.

Cash used for operating activities was $6.2 million for the six months ended September 30, 2000. Historically, the Company's primary sources of liquidity have been the collection of accounts receivable and borrowings under the Credit Agreement. Total receivables were 88 days of quarterly revenues at September 30, 2000.

With the termination of its borrowing arrangements under the Credit Agreement, the Company's primary sources of liquidity going forward will be the existing cash balances, and any cash resulting from the sales of the components of the remaining discontinued IT staff augmentation business to be disposed of. The Company believes that the remaining cash from the consummated divestiture transactions, additional proceeds from the potential sale(s) of the remainder of its discontinued IT staff augmentation business and any funds generated from operations will provide adequate cash to fund its anticipated cash working capital needs at least through the next twelve months.

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

                           PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

          The following exhibits were filed during the quarter ended September 30, 2000.

          BSmart.to LLC Amended and Restated Operating Agreement, dated August 8, 2000, between bSmart.to Technologies, Inc. and CGZ Mobile Ventures, Inc. (Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission on August 23, 2000) is hereby incorporated by reference.

          Letter Agreement, dated as of August 8, 2000, between Cotelligent, Inc. and eMeris Limited (Exhibit 99 of the Form 8-K filed with the Securities and Exchange Commission on August 23, 2000) is hereby incorporated by reference.

          Press Release, dated July 19, 2000, regarding the change of Cotelligent, Inc.'s fiscal year end from March 31 to December 31 and other company information (Exhibit 99.1 of the Form 8-K fileD with the Securities and Exchange Commission on July 21, 2000) is hereby incorporated by reference.

          Employment Agreement, dated July 10, 2000, between Cotelligent, Inc. and Jeffrey B. Van Horn (Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission on July 18, 2000) is hereby incorporated by reference.*

          Press Release, dated July 10, 2000, announcing the promotion of Daniel
          E. Jackson to the President and Chief Operating Officer of Cotelligent, Inc. and Cotelligent, Inc.'s employment of Jeffrey B. Van Horn (Exhibit 99 of the Form 8-K filed with the Securities and Exchange Commission on July 18, 2000) is hereby incorporated by reference.

(b)       Reports  on Form 8-K

          The following reports on Form 8-K were filed during the quarter ended September 30, 2000.

          Cotelligent, Inc. filed with the Securities and Exchange Commission, on July 17, 2000, Form 8-K regarding the divestiture of the majority of its IT staff augmentation business to COMSYS Information Technology Services, Inc. and the divestiture of its Orlando IT Staff Augmentation business together with unaudited pro forma financial statements for the year ended March 31, 2000.

          Cotelligent, Inc. filed with the Securities and Exchange Commission, on July 18, 2000, Form 8-K regarding the promotion of Daniel E. Jackson to the position of President and Chief Operating Officer and its employment of Jeffrey B. Van Horn as Executive Vice President, Chief Financial Officer and Treasurer.

          Cotelligent, Inc. filed with the Securities and Exchange Commission, on July 27, 2000, Form 8-K regarding the change of the Company's fiscal year end from March 31 to December 31.

          Cotelligent, Inc. filed with the Securities and Exchange Commission, a Form 8-K regarding the bSmart.to LLC Amended and Restated Operating Agreement, dated August 8, 2000 between bSmart.to Technologies, Inc. and CGZ Mobile Ventures, Inc. and the finders fee paid to eMeris Limited related to such transaction.

          *Management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-Q.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 COTELLIGENT, INC.




Date: November 13, 2000                    /s/ Jeffrey B. Van Horn
                                           -------------------------
                                           Jeffrey B. Van Horn
                                           Executive Vice President,
                                           Chief Financial Officer and Treasurer