Form 10-K
period 2000-12-31
COTELLIGENT INC
filed 2001-04-02
CIK 1004963

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from April 1, 2000 to December 31, 2000

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

YES   X   NO
    ----    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $10,129,642 based on the closing price of $0.66 of the registrant's Common Stock as reported on the New York Stock Exchange on March 29, 2001.

The number of shares of the registrant Common Stock outstanding as of March 29, 2001 was 15,347,942.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10, 11, 12 and 13, of this Form 10-K. We anticipate that our Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

                               COTELLIGENT, INC.
                               TABLE OF CONTENTS
                                   FORM 10-K

                                                                                                                         PAGE
PART I
  ITEM 1     Business..................................................................................................    3
  ITEM 2     Properties................................................................................................   12
  ITEM 3     Legal Proceedings.........................................................................................   12
  ITEM 4     Submission of Matters to a Vote of Security Holders.......................................................   12
PART II
  Item 5     Market for the Registrant's Common Stock and Related Stockholder Matters..................................   13
  ITEM 6     Selected Financial Data...................................................................................   13
  ITEM 7     Management's Discussion and Analysis of Financial Condition and
               Results of Operations...................................................................................   15
  ITEM 8     Financial Statements and Supplementary Data...............................................................   20
  ITEM 9     Changes in and Disagreements With Accountants on Accounting and
               Financial Disclosure....................................................................................   43
PART III
  ITEM 10    Directors and Executive Officers of the Registrant........................................................   44
  ITEM 11    Executive Compensation....................................................................................   44
  ITEM 12    Security Ownership of Certain Beneficial Owners and Management............................................   44
  ITEM 13    Certain Relationships and Related Transactions............................................................   44

PART IV
  ITEM 14    Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........................................   45
Signatures   ..........................................................................................................   48


                                     PART I
                                     ------
ITEM 1.  BUSINESS.

COMPANY OVERVIEW

Cotelligent is a national consulting firm, delivering end-to-end information technology ("IT") solutions that power forward-looking businesses. Since 1996, Cotelligent has positioned leading companies in major business sectors to continue their competitive presence in newer emerging markets. Cotelligent's expertise lies in creating scalable, strategic business solutions powered by technology, intelligent resource planning and execution. Our experience is evidenced by the 792 projects we completed for over 396 clients in calendar year 2000 alone.

We have expertise in a variety of industries, including financial services, telecommunications, manufacturing and technology. Within these industries, we have assembled a consulting staff with a broad range of skills, from business analysts to network architects. Our experts not only have industry experience but also are deeply connected to the world of technology.

We provide clients with IT solutions for complex business issues. We help companies manage data, moving it, molding it, and making it accessible to them in real-time, any time and through a variety of media or devices. As a result, we believe we help our clients to become strategically positioned to take their businesses, and their industries, to a higher standard. We are focusing on delivering end-to-end eBusiness and Enterprise solutions and emerging mobile data, or mBusiness, solutions.

COTELLIGENT CULTURE

In our five years as a public company, we have experienced and learned a great deal. Both our successes and our business challenges have a direct bearing on our relationships with colleagues and clients, our daily activities and our overall environment and have molded the basic tenets of our culture:

 . A cohesive company ethos and a fully integrated business model are essential to the success and vitality of our business.

 . Accountability equals integrity, reward equals retention, and education equals leadership.

 . Attending to and nurturing our client and business relationships helps us succeed.

 . Flexibility in approach and adaptability to change are paramount to survival. With these in mind, we have adopted a business culture we believe well suited to the variable nature of the industry in which we compete.

STRATEGY

Cotelligent's strategy is comprised of the following:

INFORMED ACTION.

Our underlying strategy is to help our clients employ information technology solutions that are best suited to their company, industry, competitive environment and culture. We attempt to do this by listening carefully to our clients and working to understand their challenges. We conduct in-depth market research to identify business requirements for current and future IT solutions. We formulate an appropriate course of action giving due consideration to the nature of our clients' businesses, time sensitivities, budget constraints and resources.

END-TO-END TECHNOLOGY SOLUTIONS.

Cotelligent's emphasis on delivering end-to-end technology solutions is another important element of our strategy. At Cotelligent, we believe our approach to IT solutions differentiates us from our competitors.

As a part of our end-to-end technology solutions strategy, we focus on our clients as an enterprise instead of merely evaluating one aspect of their business. We consider the variety of components that shape our clients' businesses including strategy, enterprise systems, customer relationships, network connections, knowledge management functions and mobility needs. By evaluating our clients as an enterprise, we believe we can provide solutions at various stages of our clients' development, whether they are in the planning stages for far-reaching process and technology enhancements, or are seeking to extend into the eBusiness or mBusiness universe. We attempt to do this by understanding each enterprise for all of its critical and interconnected parts.

When providing services to our clients, we offer an integrated set of technology solutions. We combine the resources of our strategic alliances and partnerships with our own internal capabilities to meet our clients' business requirements. We believe we can take a project from start to finish with confidence and competence.

COLLABORATION.

 .   With Our Clients: Our approach to providing consulting services and solutions focuses on strong, reciprocal relationships with our clients. We believe it is important to understand our clients' business requirements first then respond quickly based on their opportunity and priorities. We are reliable, credible and responsive when conducting business. We work hard to understand a client's needs so that our services can add significant value. We believe that we provide quality assistance, support and solutions by building productive, long-term relationships.

 .   With Our Industry Colleagues: We believe that in the increasingly interconnected world, key alliances are important. We leverage the resources and depth that come from having strategic partnerships with the companies that are at the center of the new business paradigm. We believe that the benefits of these alliances permeate every service, arrangement, and project we undertake. In dealing with the technology and tools of our leading business partners, we have gained valuable experience at making our relationships work in tandem together, delivering custom solutions designed to meet our clients' business needs. Our business partners include: Aether Systems, Cisco, Citrix, Compaq, Competix, Dell, IBM, icomXpress, Microsoft, mySAP.com, PeopleSoft, Sprint, Vignette and White Horse Interactive.

THE COTELLIGENT SOLUTION

We help our clients to achieve the following:

 .  launch new ventures or products;

 .  enter new markets;

 .  introduce new industries;

 .  protect hard-won market share;

 .  maintain competitive edge;

 .  transition from a "bricks and mortar" model to an eCommerce model;

 .  enhance or overhaul customer service and support;

 .  improve the management of business data;

 .  implement Enterprise Resource Planning solutions; and

 .  drive business data to wired and wireless devices, any time, anywhere.

We help companies evaluate how new technologies fit within their business and their industry, all in conjunction with their existing business model or in advance of the introduction of a new business model. We have the domain expertise, industry knowledge, technical capabilities and commitment to deliver successful end-to-end enterprise, e-solutions and mobility solutions. Our consultants employ a variety of hardware platforms/environments, operating systems, databases, and development tools to suit a business strategy. We believe our consultants can equip businesses with the means to make the right decisions for today and for the future.

COTELLIGENT'S VALUE PROPOSITION

 .  Our track record is verifiable: We deliver results that work for our clients.

 . Our solutions are designed for our clients' industries: We focus on their needs and achieving their potentials.

 . Our business experts' combine technical backgrounds with vertical industry expertise: We provide our own teams of trained consultants and we believe subcontractors or inexperienced consultants cannot match their performance.

 . Our focus is on specific industries: We apply expertise in complex environments to deliver solutions on time and within budget.

 . Our partnerships are carefully managed: We choose and monitor these relationships to ensure each delivers application and industry solutions that best fit our clients' businesses.

 . Our approach is to help our clients achieve self-sufficiency: We are dedicated to knowledge transfer and remain accessible as our clients' businesses evolve.

We are confident in our approach to providing high-value services and solutions and are particularly proud of our 55% rate of repeat business.

COTELLIGENT SERVICES

The integrated set of IT services and solutions we provide to our clients includes:

 . Strategic and Technical Assessments: We conduct strategic and technical assessments across a variety of industries to help our clients understand strengths and weaknesses inherent in their current environments. Our goal is to make our clients more competitive in the markets in which they do business. Our business focuses on leading our clients through strategy, process, technology and personnel transformation.

   We believe our many years of experience in a variety of industries make Cotelligent consultants qualified to support companies seeking improvements in operational efficiencies and marketplace performance. We believe our consultants have had many successes in helping companies facilitate change in their operating culture. Our experience provides insights for analyzing a company's operating environment and uncovering opportunities for improvement. Cotelligent works to strengthen our clients' competitive advantage.

 . eBusiness Solutions: Cotelligent's eBusiness practice builds from experience and expertise in all facets of eBusiness application design and creation. Cotelligent can facilitate the development and execution of a viable plan that integrates the Internet into new and/or existing business processes, systems, and cultures. We apply strategy, analysis, design, and development expertise to build smart eBusiness applications and infrastructure for our clients, delivering solutions that leverage technology.

 . Enterprise Solutions: Our extensive experience in Enterprise Solutions distinguishes Cotelligent from its competitors, and we believe this aptitude provides our clients with a reliable and scalable framework for managing and moving business data across a variety of platforms. We help our clients integrate systems across their organization, build better customer relationships, improve back-office efficiencies, share knowledge, and generally ensure that software applications in use by our clients work together in form and function.

 . mBusiness and Mobility Solutions: We are continuing to build our knowledge and expertise in wireless data applications. We are enhancing our mBusiness consulting practice through development of in-house courseware and processes to train technical consultants on wireless applications. We have formed strategic alliances with wireless data and middleware providers and are pursuing additional relationships which we believe will strengthen our mBusiness solution offerings and capabilities.

   Cotelligent now offers its own MOBILE MANAGEMENT SOLUTION to our clients, another service that distinguishes Cotelligent in the marketplace as a premier provider of wired and wireless technology solutions.

COTELLIGENT'S MOBILE MANAGEMENT SOLUTION

MARKET CONDITIONS

The exponential growth of wireless and mobile networks has brought vast changes in mobile devices, middleware development, standards and network implementation, and user acceptance. According to a study by Iconixx, Inc., over the next five years more than 80% of new corporate applications will be designed for non-PC devices such as wireless phones or Personal Digital Assistants (PDAs). By the end of that time, there will be more than 600 million users of mobile Internet services. Other analysts project that by 2005, there will be one billion wireless-data users globally. Robinson-Humphrey predicts that mCommerce will grow at a five-year compounded annual growth rate of 200% worldwide from $0.5 billion in 2000 to $120 billion in 2005. IBM projects that the total mobile Internet solutions and services market will exceed $83 billion in revenue by 2003.

Mobile Commerce consists of:

 . Applications: Many new applications are becoming possible, and many existing eCommerce applications can be modified for a mobile environment.

 . User infrastructure: The design of new mobile commerce applications should consider the capabilities of the user infrastructure - the mobile devices.

 . Network infrastructure: In mobile commerce, service quality primarily depends on network resources and capacity. The framework also provides a developer-provider plane, which addresses the different needs and views of application developers, content providers and service providers.

 . Wireless middleware: With its ability to hide the underlying network's details from applications while providing a uniform and easy-to-use interface, middleware is extremely important for developing new mobile commerce applications.

Wireless and Mobile Middleware:

Middleware unites different applications, tools, networks and technologies, giving users a common interface. Mobile middleware is an enabling layer of software that connects eCommerce applications with different mobile networks and operating systems without introducing mobility awareness--the need to adjust to wide variations in bandwidth and resulting delays, and changes in user location--in the applications.

According to a March 2001 report from International Data Corp. (IDC), the market for mobile middleware should increase from $137 million in 2000 to $1.5 billion by 2005. Further, IDC predicts that by 2004, the number of mobile professionals will reach 27 million while the number of workers out in the field collecting information will reach 18 million.

OUR SOLUTION

Cotelligent believes the next phase of electronic business growth will be in the extension of office applications to mobile and wireless applications. With this in mind, we have introduced a new mobility solution that gives clients with transient sales, field or delivery personnel the connectivity and executive capabilities needed to gather, prepare, send and receive data anywhere, anytime via wired and wireless devices. Our new solution is designed to facilitate the collection and exchange of information to backend ERP (Enterprise Resource Planning) and corporate systems and create a wireless online extension of a company's enterprise-wide network.

Cotelligent's new product, JASware(C), is an integrated client server based, web-enabled mobile management software. Our solution enables centralized management of the mobile environment including software distribution, inventory control, data collection and data synchronization. Clients can also receive reports and real-time information to ensure the distributed environment is operating as efficiently and cost effectively as possible. Cotelligent can tailor this solution to fit a client's mobility requirements and position the client for growth, expansion, and emerging technologies.

Cotelligent offers integration and hosting services in conjunction with this innovative solution, providing clients with the data management infrastructure for a complete mobility solution from point of collection to result dissemination. Hosting services are designed to enable organizations to rapidly deploy and reduce the total cost of ownership of mobility application solutions. It is our belief that businesses utilizing a full service ASP to host their wireless gateways can realize significant cost savings over time when compared with implementing in-house. Most of the direct cost savings from the wireless ASP approach derive from maintenance, manpower and connection charges to the wireless carriers as well as middleware licenses. We believe our end-to-end mobility solution enables clients to reduce the cost of owning and managing mobile business systems while improving end-user productivity.

Businesses with mobile work forces not yet ready to employ wireless communications can also benefit from this technology. Cotelligent can help provide such businesses with a strategic vision and direction today for a future move to a wireless environment by creating greater efficiencies in their existing mobile communication systems and establishing a framework for a much easier transition to an entirely wireless platform when the time comes.

OUR COMPETITIVE ADVANTAGE

 . Central Management: Given estimated increases in the number of users and the reduced cost in wireless connectivity, it is conceivable that the cost/benefits will even be greater in the years to come. Many organizations implement mobile business solutions only to find that the cost of managing hundreds of disconnected workers outweighs the benefit. This can be overcome by providing central management and an infrastructure that can add control, improve service levels and raise user productivity. With Cotelligent's mobility solution and services, organizations can control an entire chain of remote systems from a central source.

 . Targeting the Business Professional: Unfortunately, many middleware vendors today support small-device platforms with much the same technology used for the larger laptop and desktop market. To compound this, the technology used for communications and the basic infrastructure is not designed specifically for the mobile/wireless user, but rather the connected online user. We believe it is important to consider the full system requirements when adopting a mobile infrastructure, an area in which we believe we have significant experience and expertise. Although there are vendors who support the mobile environment, these companies are targeting the consumer or casual user of PDAs and handhelds. Cotelligent believes that our focus on the business professional helps set us apart and will make us a strong contender in this market.

CLIENT BASE

The Company does business with a broad client base of over 300 clients. During the nine months ended December 31, 2000, our largest client accounted for approximately 9% of our revenues and our ten largest clients accounted for approximately 39% of our revenues. During the twelve months ended December 31, 2000, we recognized at least $1.0 million in revenues from 19 of our clients.

MARKETING

We initiated extensive marketing initiatives during the year 2000. Among our accomplishments were the successful re-branding of Cotelligent as an IT solutions provider with an accompanying tagline, logo and literature; a redesigned and revamped Web site to support this new brand; and an ongoing public relations outreach program to build our brand awareness in the business and investment community.

Our new tagline, "Structure Without Boundaries," is meant to demonstrate that we provide the structure to excel in the information technology industry where we believe traditional boundaries no longer exist. This applies in the work we do every day for our clients, to the work we do internally to strengthen and build our company, to the way we adapt to a dynamic business environment and to the way we employ continuing advances in technology.

Cotelligent's new brand and corporate identity were developed through the collaborative efforts of corporate marketing and our Cotelligent colleagues. In support of our corporate identity, we produced an integrated communications system which we continue to enhance and expand.

We believe that strengthening our corporate identity and brand awareness helps us to:

 .  Communicate clearly and consistently who we are and what we do

 .  Differentiate Cotelligent from our competitors

 .  Establish corporate reputation and marketplace momentum

 .  Improve brand perception, prestige and credibility

We intend to continue building upon our brand and executing effective marketing campaigns that will keep us competitive in the IT consulting industry.

These marketing campaigns will also focus on the product management of our new mobile management solution. This includes overall coordination of the solution's definition and market positioning as well as ensuring delivery of all necessary components of this solution. Components encompass the software product itself, internal and external training, documentation and collateral production, and a complete sales strategy to bring the solution to market.

SALES

In 2000, we hired a new Vice President of Sales, who has led the ramp up and reorganization of our sales and business development organizations. We believe, by consistently educating, orienting and measuring our sales force utilizing consistent benchmarking procedures, we will be successful. This year we developed a number of sales kits, what we call client engagement guides, or "CEGs." These kits help our sales people to better understand the solutions and services we offer and articulate in various verticals.

The CEGs provide Cotelligent with market intelligence, enabling our sales teams to focus on specific market niches. Further, these valuable documents accelerate the knowledge of the new sales professionals joining our Company. Using these guides, we believe we can accelerate the effectiveness of our sales force in the following ways:

 . Establishing a working knowledge of Cotelligent, our core competencies, market focus and value proposition. Our Account Executives are now equipped to approach a sales call with a fuller understanding of the client's industry and issues, and articulate Cotelligent's value proposition.

 . Building valued relationships with clients by solving today's problems and providing them with a vision/strategy for the future.

 . Accelerating pipeline development by concentrating on our vertical segments and our core competencies.

 .  Increasing revenue.

The Company sells its solutions and services to both end users and through channel partners.

CONSULTANTS AND RECRUITING

Recruiting skilled IT professionals is integral to Cotelligent's success. Our current staff of approximately ten full-time technical recruiters use a variety of methods to recruit qualified IT professionals including networking, attendance at user groups, Internet recruiting sites, World Wide Web page advertisements, and targeting local and regional colleges and universities. We also rely on internal employee referral programs, advertising in newspapers and technical periodicals, and occasionally on out-placement agencies.

Each applicant is interviewed by our recruiting personnel as well as our in-house technical staff, many of whom are certified developers and therefore competent at determining the skill sets of our candidates. Technical applicants are required to complete a questionnaire regarding skill level, past professional experience, education and availability, and are asked to provide technical references. Once we determine an applicant is qualified, the candidate's profile, relevant skills and experience are scanned into our resource management database which can be searched based on a number of different criteria, including specific skills and qualifications. We constantly update our database to reflect changes in employee skills, experience or availability to ensure that our clients' projects are staffed with the most appropriate and competent technical consultants.

We intend to use similar methods to recruit professionals going forward.

COMPETITION

Cotelligent competes in the broad information technology consulting market, a very competitive and fluid market. Depending on the situation, geographic region or particular client need, we compete against both large business consulting firms and more local, niche Web design and consulting solutions firms. Our primary competitors include Internet solution providers, such as Proxicom, iXL and Viant; systems integrators, such as IBM, Sapient and Scient; strategic consulting firms, such as certain "Big Five" accounting firms; and general management consulting firms. Our competitors may have significantly greater financial, technical and marketing resources and generate greater revenues than Cotelligent.

We believe that to compete successfully we must be able to deliver leading-edge solutions with speed and competence, develop and market cost-effective offerings that meet changing client needs, and respond rapidly to evolving technology by continuously training our technical consultants. We believe we have the talent and resources to continue to compete effectively. Our focus on mBusiness and our new mobile management solution offerings further support our competitive advantage in the marketplace.

REGISTRANT INFORMATION

Cotelligent was incorporated in February 1993 under the laws of the State of California as TSX, a California corporation. In November 1995, we changed our jurisdiction of incorporation to Delaware and our name to Cotelligent Group, Inc. In September 1998, we changed our name to Cotelligent, Inc. Unless the context otherwise requires, references to "Cotelligent", "Company", "we", "us", and "our" refer to Cotelligent, Inc., a Delaware corporation.

Our headquarters are located at 101 California Street, Suite 2050, San Francisco, California 94111 and our telephone number is (415) 439-6400. In May 2001, we will move our headquarters to 44 Montgomery Street, Suite 4050, San Francisco, California 94104 and we will keep our phone number (415) 439-6400.

EMPLOYEES

At December 31, 2000, we had approximately 650 employees, including technical staff of approximately 450 IT professionals.

RISK FACTORS

THE FOLLOWING DISCUSSION CONTAINS CERTAIN CAUTIONARY STATEMENTS REGARDING COTELLIGENT, INC.'S BUSINESS AND RESULTS OF OPERATIONS, WHICH SHOULD BE CONSIDERED BY OUR STOCKHOLDERS OR ANY READER OF OUR BUSINESS AND RESULTS OF FINANCIAL INFORMATION DISCLOSURE. THIS INFORMATION IS PROVIDED TO ENABLE US TO AVAIL OURSELVES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE FOLLOWING FACTORS SHOULD BE CONSIDERED IN CONJUNCTION WITH ANY DISCUSSION OF OUR OPERATIONS OR RESULTS, INCLUDING ANY FORWARD-LOOKING STATEMENTS AS WELL AS COMMENTS CONTAINED IN PRESS RELEASES, PRESENTATIONS TO SECURITIES ANALYSTS OR INVESTORS AND ALL OTHER COMMUNICATIONS MADE BY US OR OUR REPRESENTATIVES. WE INTEND TO USE THE FOLLOWING WORDS OR VARIATIONS OF THE FOLLOWING WORDS TO IDENTIFY FORWARD-LOOKING STATEMENTS:
ANTICIPATES, BELIEVES, EXPECTS, ESTIMATES, INTENDS, PLANS, PROJECTS AND SEEKS.

IN MAKING THESE STATEMENTS, WE DISCLAIM ANY INTENTION OR OBLIGATION TO ADDRESS OR UPDATE EACH FACTOR IN FUTURE FILINGS OR COMMUNICATIONS REGARDING OUR BUSINESS OR RESULTS, AND WE DO NOT UNDERTAKE TO ADDRESS HOW ANY OF THESE FACTORS MAY HAVE CAUSED CHANGES TO DISCUSSIONS OR INFORMATION CONTAINED IN PREVIOUS FILINGS OR COMMUNICATIONS. IN ADDITION, ANY OF THE MATTERS DISCUSSED BELOW MAY HAVE AFFECTED OUR PAST RESULTS AND MAY AFFECT FUTURE RESULTS, SO THAT OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED HERE AND IN PRIOR OR SUBSEQUENT COMMUNICATIONS.

IF WE CANNOT EFFECTIVELY STREAMLINE THE OPERATIONS WHICH REMAIN AFTER THE DIVESTITURE OF OUR IT STAFF AUGMENTATION BUSINESS, OUR FINANCIAL PERFORMANCE AND LIQUIDITY COULD SUFFER.

By selling our IT staff augmentation business, we shifted the strategic focus of our business from one that had both an IT staff augmentation and technology solutions services focus to one that focuses principally on technology solutions. We have and will continue to dedicate managerial, administrative and financial resources to coordinate our new business direction and reduce unnecessary expenditures that do not benefit our technology solutions services. If we fail to streamline our current expenditures and implement our future plans for our remaining operations, our on-going liquidity and financial performance could be materially and adversely affected.

IF WE ARE UNABLE TO GENERATE POSITIVE CASH FLOW AND RETURN TO PROFITABILITY IN THE NEAR TERM, OUR FINANCIAL PERFORMANCE COULD SUFFER.

We have experienced a general reduction in demand for our services. At the same time we have taken action to divest non-strategic operations, and have used the cash proceeds from these divestitures to pay off debt obligations and provide sufficient cash to fund working capital needs as we restructure the business. Nevertheless, we realize these cash resources are limited and that if our business does not begin to generate a positive cash flow and return to profitability in the near term, our on-going liquidity and financial performance could be materially and adversely affected.

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

WE DO NOT HAVE A CREDIT FACILITY IN PLACE AS WE OPERATE FROM EXISTING CASH RESOURCES.

When we paid off our bank loan on June 30, 2000, our credit facility was terminated. In the past we have relied on our credit facility to satisfy our liquidity needs. Since that date we have not secured additional financing as we have had sufficient cash resources from which to operate. We plan to continue operating over the next year using our existing cash resources and cash resources generated from the collection of our accounts receivable. Should we find ourselves in need of more cash, we would have to look for financing and we might, as a result, have a short-term liquidity problem. Nevertheless, we may not be successful in securing financing, or if successful, the terms may not be advantageous to us.

IF WE FAIL TO CONTINUE TO ATTRACT AND RETAIN QUALIFIED IT PROFESSIONALS, IT COULD HARM OUR BUSINESS.

Our success depends upon our ability to attract, hire and retain technical consultants and project managers who possess the necessary skills and experience to service our clients. We continually identify, screen and retain qualified IT professionals to keep pace with client demand for rapidly evolving technologies and varying client needs. We compete for these professionals with our clients, other providers of technical services, systems integrators, providers of outsourcing services, computer systems consultants and temporary staffing companies in a variety of industry segments. Competition for individuals with proven technical skills is intense. In the past, we have experienced difficulties in identifying and retaining qualified IT professionals and, in some instances, we were unable to meet requests for services. We cannot assure that qualified IT professionals will continue to be available to us in sufficient numbers.

OUR SUCCESS IS DEPENDENT ON OUR KEY PERSONNEL AND OUR ABILITY TO HIRE ADDITIONAL MANAGEMENT PERSONNEL AT REGIONAL AND CORPORATE LEVELS.

Our operations are dependent on the continued efforts of our executive officers and senior management. In addition, we will likely depend on the senior management of any businesses acquired in the future. If any of these people are unable or unwilling to continue in his or her present role, or if we are unable to hire, train and integrate new management personnel effectively, our business could be adversely affected. We do not currently maintain key person life insurance covering any of our executive officers or other members of senior management.

WE FACE INTENSE COMPETITION THAT COULD ADVERSELY AFFECT OUR REVENUES AND PROFITABILITY.

The IT consulting services industry is highly competitive, fragmented and subject to rapid change. Our competitors include local, regional and national consulting firms, system integration firms, professional service divisions of applications software firms and the professional service groups of computer equipment companies. We also compete with management information outsourcing companies, "Big Five" accounting firms and general management consulting firms. Many of our competitors have greater technical, financial or marketing resources than we have. In addition, we intend to enter new markets and expand our solution and service offerings through internal growth and acquisitions and we expect to encounter additional competition from established companies in these areas. Further, many large end user companies have recently consolidated their vendor lists to a smaller number of preferred service providers. If we are unable to service these companies adequately and become a preferred consulting service provider, our ability to acquire new clients and retain existing clients could be adversely affected. If we cannot compete effectively in our industry, our revenues and profitability could be adversely affected.

OUR FUTURE GROWTH AND ABILITY TO DIFFERENTIATE COTELLIGENT FROM ITS COMPETITION IS, IN PART, DEPENDENT UPON OUR SUCCESS IN DEVELOPING, MARKETING, AND SELLING OUR MOBILE MANAGEMENT SOLUTION SERVICES.

We intend to develop, market and sell mobile management solutions and services. Some of these efforts in the past year have not been successful. In addition, our resources in the mobile management solution area are limited. Nevertheless, we continue to focus on this business as it represents significant opportunity. If we are not able to stay ahead of technical advancements in the market or deliver these solutions and services, our operating results could suffer.

IF WE ARE UNABLE TO INCREASE OUR REVENUES THROUGH THE DEPLOYMENT OF OUR NEW SALES AND BUSINESS DEVELOPMENT ORGANIZATION, OUR FUTURE GROWTH COULD SUFFER.

We have recently re-organized our sales force which has resulted in significant turnover and the hiring of a large number of new sales people. Although we feel this new sales team is better suited than our prior sales force to develop the business we are targeting, we recognize there is an extensive ramp-up time associated with a new sales force and market conditions for our services are competitive. If this new team is not successful in growing the number of profitable client engagements in the near term, our revenues and profitability may not improve. Consequently, our financial performance could be materially and adversely affected.

OUR REVENUES AND FINANCIAL CONDITION MAY BE ADVERSELY AFFECTED BY THE LOSS OF BUSINESS FROM SIGNIFICANT CLIENTS.

Our revenues are primarily derived from services provided in response to client requests or on an assignment-by-assignment basis. Our engagements, generally billed on a time and materials basis, are terminable at any time by our clients, generally without penalty. In addition, for the nine months ended December 31, 2000, our largest client and our ten largest clients accounted for approximately 9% and 39%, respectively, of our revenues. Our clients may not continue to engage us for projects or use our services at historical levels, if at all. If we lose a major client or suffer a reduction in business, our revenues and financial condition may be adversely affected.

WE MAY MAKE ACQUISITIONS, WHICH IF PROVEN UNSUCCESSFUL, COULD NEGATIVELY AFFECT OUR FUTURE PROFITABILITY AND GROWTH.

Although our strategy is focused on internal growth, it is possible that we might make acquisitions. We may not be able to identify, acquire or profitably manage additional businesses without substantial costs, delays or other problems. In addition, acquisitions may involve a number of special risks, including: (1) diversion of management's attention; (2) failure to retain key acquired personnel; (3) risks associated with unanticipated events, circumstances or legal liabilities; and (4) amortization of acquired intangible assets. Some or all of these risks could adversely affect our operations and financial performance. For example, client satisfaction or performance problems at a single acquired business could adversely affect our reputation and financial results. Further, any businesses acquired in the future may not achieve anticipated revenues and earnings.

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

Delays in the development or adoption of new equipment standards or protocols required to handle increased levels of Internet activity, or increased governmental regulation, could cause the Internet to lose its viability as a means of communication among participants in the supply chain, resulting in decreased demand for our services and products.

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

WE ARE SUBJECT TO GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES.

The Internet is rapidly changing, and federal and state regulation relating to the Internet is evolving. Currently, there are few laws or regulations directly applicable to access to the Internet. Due to the increasing popularity of the Internet, it is possible that laws and regulations may be enacted covering issues such as user privacy, pricing, taxation, content and quality of products and services. The adoption of such laws or regulations could reduce the rate of growth of the Internet, which could materially and adversely affect our business.

OUR FINANCIAL RESULTS ARE SUBJECT TO QUARTERLY FLUCTUATIONS.

Our revenues, gross margins and operating margins for any particular quarter are generally affected by business mix and billing rates, resource requirements, marketing activities, retention rates, the timing and size of client projects and fluctuations in demand as a result of the technology market. Consequently, our results for any quarter may not be indicative of future results.

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

We are also exposed to liability for actions of our IT professionals while on assignment, including damages caused by employee errors, misuse of client-proprietary information or theft of client property. Because of the nature of our assignments and the related potential liability, we cannot assure that insurance we maintain, if continually available, will be sufficient in amount or scope to cover a loss.


ITEM 2.  PROPERTIES.

Our principal executive offices and our continuing operating subsidiaries are located in 12 facilities with an aggregate of approximately 234,000 square feet and are leased at aggregate current monthly rents of approximately $0.3 million with no lease commitment extending past the year 2006. We believe that our properties are adequate for our needs. Furthermore, we believe that suitable additional or replacement space will be available when required on terms we believe will be acceptable.


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

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS.

PRICE RANGE OF COMMON STOCK

The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock as reported on the NYSE under the symbol "CGZ".

                                                                               HIGH        LOW
                                                                              --------   ---------
      FISCAL YEAR ENDED MARCH 31, 1999
             April 1, 1998 through June 30, 1998...........................     $29.63      $17.69
             July 1, 1998 through September 30, 1998.......................     $23.13      $10.75
             October 1, 1998 through December 31, 1998.....................     $21.31      $12.50
             January 1, 1999 through March 31, 1999........................     $21.50      $ 8.88

      FISCAL YEAR ENDED MARCH 31, 2000
             April 1, 1999 through June 30, 1999...........................     $15.31      $ 5.63
             July 1, 1999 through September 30, 1999.......................     $ 7.81      $ 3.50
             October 1, 1999 through December 31, 1999.....................     $ 6.94      $ 2.88
             January 3, 2000 through March 31, 2000 .......................     $ 6.69      $ 4.25

      NINE MONTHS ENDED DECEMBER 31, 2000
             April 1, 2000 through June 30, 2000...........................     $ 7.25      $ 3.75
             July 1, 2000 through September 30, 2000.......................     $ 5.56      $ 3.06
             October 1, 2000 through December 31, 2000.....................     $ 3.44      $ 0.63

      FISCAL YEAR ENDED DECEMBER 31, 2001
             January 1, 2001 through March 29, 2001........................     $ 1.19      $ 0.58


On March 29, 2001, the last reported sales price of the Common Stock, as reported on the NYSE, was $0.66 per share. On March 29, 2001, there were 230 stockholders of record of the Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

In July 2000, the Company announced a change in its fiscal year end to December 31 from March 31. Consequently, the Company's most recently completed fiscal period is a nine-month transition period ended December 31, 2000.

The selected financial data with respect to Cotelligent's consolidated statements of operations for the nine months ended December 31, 2000 and years ended March 31, 1997, 1998, 1999 and 2000 and with respect to the consolidated balance sheets as of December 31, 2000 and March 31, 1997, 1998, 1999 and 2000 have been derived from Cotelligent's financial statements which have been audited by Ar thur Andersen LLP.

The following selected financial data should be read in conjunction with the financial statements, related notes and other financial information of the Company included elsewhere herein. See - "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

                            SELECTED FINANCIAL DATA
                               COTELLIGENT, INC.
                       (In thousands, except share data)

                                                         Nine Months Ended
                                                            December 31,                          Year Ended March 31,
                                                      ------------------------     ------------------------------------------------
                                                                    (Unaudited)
STATEMENT OF OPERATIONS DATA (1)(2):                     2000          1999          2000          1999          1998        1997
                                                      ----------    ----------     ---------    ----------    ---------   ---------
Revenues...........................................   $   66,292    $   78,264    $  105,564    $   88,739   $   59,202   $  43,523
Cost of services...................................       44,884        51,258        69,995        55,730       39,303      29,394
                                                      ----------    ----------     ---------    ----------    ---------   ---------
   Gross profit....................................       21,408        27,006        35,569        33,009       19,899      14,129
Selling, general and administrative expenses.......       36,742        30,374        41,860        25,641       20,619      13,486
Depreciation and amortization of goodwill .........        3,035         2,413         3,266         1,838          654         409
Impairment of long-lived assets....................       41,478             -             -             -            -           -
Restructuring charge...............................        4,200             -             -             -            -           -
Non-recurring transaction costs.....................           -             -             -             -          214       1,107
                                                      ----------    ----------     ---------    ----------    ---------   ---------
Operating income (loss) ............................     (64,047)       (5,781)       (9,557)        5,530       (1,588)       (873)
Other income (expense)..............................        (323)       (2,474)       (3,756)          128         (684)        (16)
                                                      ----------    ----------     ---------    ----------    ---------   ---------
Income (loss) before provision for income taxes.....     (64,370)       (8,255)      (13,313)        5,658       (2,272)       (889)
Provision (benefit) for income taxes................      (9,334)       (2,890)       (4,660)        2,268       (1,201)       (446)
                                                      ----------    ----------     ---------    ----------    ---------   ---------
Income (loss) from continuing operations............     (55,036)       (5,365)       (8,653)        3,390       (1,071)       (443)
                                                      ----------    ----------     ---------    ----------    ---------   ---------
Income (loss) from discontinued operations..........       2,889       (12,234)       (9,990)       11,926        7,502       4,153
Gain on sale of discontinued operations, net of
taxes of income $14,464.............................       9,963             -             -             -            -           -
                                                      ----------    ----------     ---------    ----------    ---------   ---------
Income (loss) from discontinued operations..........      12,852       (12,234)       (9,990)       11,926        7,502       4,153
                                                      ----------    ----------     ---------    ----------    ---------   ---------
Net income (loss)..................................   $  (42,184)   $  (17,599)   $  (18,643)   $   15,316   $    6,431   $   3,710
                                                      ==========    ==========     =========    ==========    =========   =========
Earnings per share
Basic -
Income (loss) from continuing operations............  $    (3.61)   $    (0.38)   $    (0.60)   $     0.24   $    (0.09)  $   (0.03)
Income (loss) from discontinued operations..........        0.84         (0.87)        (0.70)         0.85         0.65        0.36
                                                      ----------    ----------     ---------    ----------    ---------   ---------
Net income (loss)...................................  $    (2.77)   $    (1.25)   $    (1.30)   $     1.09   $     0.56   $    0.33
                                                      ==========    ==========     =========    ==========    =========   =========
Diluted -
Income (loss) from continuing operations............  $    (3.61)   $    (0.38)   $    (0.60)   $     0.24   $    (0.09)  $   (0.03)
Income (loss) from discontinued operations..........        0.84         (0.87)        (0.70)         0.84         0.64        0.36
                                                      ----------    ----------     ---------    ----------    ---------   ---------
Net income (loss)                                     $    (2.77)   $    (1.25)   $    (1.30)   $     1.08   $     0.55   $    0.33
                                                      ==========    ==========     =========    ==========    =========   =========
Weighted average number of shares outstanding
Basic...............................................  15,230,969    14,060,481    14,298,693    14,078,068   11,485,393   11,328,518
Diluted.............................................  15,230,969    14,060,481    14,298,693    14,236,786   11,610,339   11,402,513

                                                                                             MARCH 31,
                                                            DECEMBER 31,         -----------------------------------
                                                         2000          2000          1999        1998         1997
                                                      ----------    ---------    ----------    ---------   ---------
BALANCE SHEET DATA:
  Working capital...................................      33,507        43,047        97,614        79,025       18,191
  Total assets......................................      67,714       159,527       158,374       103,335       32,127
  Long-term debt less current portion...............       1,000            52        28,191           171          326
  Stockholders' equity.............................a      45,003        85,980       107,833        90,339       23,137
 ..........................................


(1) During fiscal 1997 and 1998, the Company acquired ten businesses accounted for under the pooling-of-interests method (the "Pooled Companies") and has restated its financial statements for all periods to present financial data as if Cotelligent and the Pooled Companies had always been members of the same operating group. In addition, during the fiscal years ended March 31, 1997, 1998, 1999 and 2000, the Company acquired twelve businesses accounted for under the purchase method (the "Purchased Companies"). The consolidated financial statements include the operating results of the Purchased Companies subsequent to their respective acquisition dates. Prior to March 31, 2000, the Company entered into a plan to divest its IT staff augmentation business. Accordingly, the accompanying financial data have been prepared to present as discontinued operations the Company's IT staff augmentation business for all periods presented.
(2) On August 8, 2000, the Company contributed cash and its Philadelphia-based operation to a joint venture, bSmart.to LLC for 50% ownership and joint control. On December 6, 2000, the Company exercised its right to terminate the relationship under the joint venture agreement, and consequently, the net assets of the Philadelphia-based operation, including cash and another subsidiary of the joint venture, JAS Concepts, reverted back to the Company. Accordingly, during the period of August 8 through December 6, 2000, the Company's investment in the joint venture was accounted for on the equity method of accounting. Prior to August 8, 2000 and after December 6, 2000, the results of the Philadelphia-based operation were consolidated with the accounts of the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cotelligent was formed in February 1993 to acquire, own and operate IT consulting services businesses. Cotelligent was a non-operating entity until 1996 when it first began to acquire businesses. The Company historically operated on an April 1 to March 31 fiscal year. In July 2000, the Company changed its fiscal year to December 31. Consequently, the Company's most recently completed fiscal period is a nine-month transition period ended December 31, 2000.

Prior to March 31, 2000, the Company entered into a plan to divest its IT staff augmentation business. Accordingly, the Selected Financial Data of Cotelligent has been restated to present as discontinued operations the Company's IT staff augmentation business for all periods presented.

On August 8, 2000, the Company contributed cash and its Philadelphia-based operation to a joint venture, bSmart.to LLC, for 50% ownership and joint control. On December 6, 2000, the Company exercised its right to terminate the relationship under the joint venture agreement, and consequently, the net assets of the Philadelphia-based operation, including cash and another subsidiary of the joint venture, JAS Concepts, reverted back to the Company. Accordingly, during the period of August 8 through December 6, 2000, the Company's investment in the joint venture was accounted for on the equity method of accounting.
Prior to August 8, 2000 and after December 6, 2000, the results of the Philadelphia-based operation were consolidated with the accounts of the Company.

The Company derives substantially all of its revenues from IT consulting and outsourcing service activities. The majority of these activities are provided under time and materials billing arrangements, and revenues are recorded as work is performed. Revenues are directly related to the total number of hours billed to clients and the associated hourly billing rates. Hourly billing rates are established for each service provided and are a function of the type of work performed and the related skill level of the consultant. In addition, the Company is designing and marketing client server-based, web-enabled mobile management software for industries that have medium to large transient sales, field or delivery personnel. Revenues are directly related to the total number of users of the software and is recognized over the period in which the software is licensed to the client.

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

Operating income (gross profit less selling, general and administrative expenses) can be adversely impacted by increased administrative staff compensation and expenses related to streamlining or expanding the Company's business, which may be incurred before revenues or economies of scale are generated from such investment. Historically, a majority of the Company's revenues were generated from IT staff augmentation activities. Following the disposition of the IT staff augmentation business, the significant majority of the Company's revenues has been generated by solutions activities which require a higher level of selling, general and administrative infrastructure to generate revenues including research and development related to mobility solutions.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1999

Revenues. Revenues decreased in the nine months ended December 31, 2000 by $12.0 million, or 15%, to $66.3 million from $78.3 million in the nine months ended December 31, 1999. The decrease was primarily due to three factors (1) a general reduction in demand for the Company's services, (2) a reorganization of the Company's sales force resulting in significant turnover of sales personnel and therefore, associated ramp-up time with the new evolving sales force, (3) discontinuation of revenues from the Company's Philadelphia-based operations from August 8, 2000 through December 6, 2000 while contributed to the bSmart.to joint venture and accounted for on the equity method of accounting. Partially offsetting the decrease in revenues was a 21% increase in the average billing rate to $110.02 from $91.17 in the comparable period.

Gross Profit.   Gross profit decreased in the nine months ended December 31,
2000 by $5.6 million, or 21%, to $21.4 million from $27.0 million in the nine months ended December 31, 1999. The decrease was primarily due to a general reduction in demand for the Company's services, a reorganization of the Company's sales force resulting in significant turnover of sales personnel, and the contribution of the Company's Philadelphia-based operations to the joint venture from August 8, 2000 through December 6, 2000. Gross profit as a percentage of revenues decreased due to lower utilization of salaried billable staff caused by a downturn in demand for services and the exclusion of the Philadelphia -based operations while contributed to the bSmart.to joint venture, which had inherently higher gross profit as a percentage of revenue. The decrease was partially offset by an increase in the average billing rate.

Selling, General and Administrative Expenses.   Selling, general and
administrative expenses increased in the nine months ended December 31, 2000 by $6.4 million, or 21%, to $36.7 million from $30.4 million in the nine months ended December 31, 1999. The increase was primarily due to increases in employee wages and benefits incurred in the Company's effort to move towards a centralized business model which required a more robust infrastructure and was put into place prior to management's decision to divest the majority of its IT staff augmentation business. In addition, the Company increased the provision for doubtful accounts receivable (primarily related to dot.com customers where venture capital funding has not materialized), paid termination benefits to employees at locations closed, and increased marketing efforts associated with the re-branding of the Company. Selling, general and administrative expenses as a percent of revenues were 55.4% for the nine months ended December 31, 2000 compared to 38.8% for the same period of the prior year. Although the Company was in the process of divesting of its discontinued operations during the nine months ended December 31, 2000, selling, general and administrative expenses did not decrease as the Company continued to provide the infrastructure and support for the divested operations.

Depreciation and Amortization of Goodwill. Depreciation and amortization increased in the nine months ended December 31, 2000 by $0.6 million, or 26%, to $3.0 million from $2.4 million in the nine months ended December 31, 1999. The increase was primarily due to the spending on new state-of-the art technology equipment and related depreciation.

Impairment of long-lived assets. During the nine months ended December 31, 2000, the Company recognized an impairment of long-lived assets charge for $41.5 million representing a $37.4 million goodwill impairment charge and a $4.1 million write-off of investment costs associated with the bSmart.to joint venture.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, the Company considers, among other factors, deterioration of operating performance or a general reduction in demand for services for a sustainable period to be indicators of potential impairment of long-lived assets. The Company has experienced a reduction in demand for its services. As a result of this reduction in demand for its services, the Company recognized a $37.4 million impairment of goodwill during the nine months ended December 31, 2000 as the future undiscounted cash flows of certain of its long-lived assets were estimated to be less than the asset's related carrying value.

In December 2000, the Company exercised its right to terminate the bSmart.to joint venture when the Company believed that the wireless venture would require a substantial additional investment to remain viable and that making such an investment would not be in the best interest of the Company. As a result of termination of the joint venture, the Company recognized a $4.1 million impairment of long-lived assets charge related to investment costs associated with the formation of and the investment in the bSmart.to joint venture.

Restructuring Charge. During the nine months ended December 31, 2000, the Company recognized a $4.2 million restructuring charge resulting from a thorough review of its cost structure in order to streamline its operations commensurate with its revenue base. The charge includes provisions for severance of approximately 90 management and operating staff ($1.1 million) as well as closure costs associated with a plan to consolidate or discontinue certain operating locations ($3.1 million).

Other Income (Expense). Other income (expense) primarily consists of interest expense, net of interest income. Interest expense, net of interest income, was $0.4 million for the nine months ended December 31, 2000 as compared to interest expense, net of interest income of $2.4 million for fiscal 1999. The decrease in net interest expense was due to the elimination of all obligations due under the Company's Credit Agreement and an earn-out agreement resulting from the Company's sale of the majority of the IT staff augmentation business on June 30, 2000 which reduced interest expense. The Company also earned additional interest income on the cash proceeds received from the sale on June 30, 2000 during the nine months ended December 31, 2000.

Provision (Benefit) for Income Taxes. The Company realized a benefit of $9.3 million, or an effective tax rate of 15% of pre-tax income loss for the nine months ended December 31, 2000, compared to an income tax benefit of $2.9 million, or an effective tax rate of 35% for the nine months ended December 31, 1999. The decrease in the effective tax rate reflects recognition of a valuation allowance against the current year benefit.

Income (Loss) from Discontinued Operations. Discontinued operations is comprised of operations associated with the IT staff augmentation segment of the Company's business and the gain on the sale of the discontinued operations.

The net income from discontinued operations of $2.9 million for the nine months ended December 31, 2000 compares to a net loss of $12.2 million for the nine months ended December 31, 1999. The increase in profitability was the result of one-time non-recurring charges in the nine months ended December 31, 1999 of $20.0 million related to goodwill impairment and $4.9 million for restructuring. These charges were offset by lower revenues in the nine months ended December 31, 2000 resulting from the sale of the majority of the discontinued operations on June 30, 2000.

The gain on sale of the discontinued operations of $10.0 million for the nine months ended December 31, 2000 consists of three separate transactions including
1) the sale of the majority of the IT staff augmentation business on June 30, 2000 for proceeds of $116.5 million and the assumption of approximately $10.0 million in liabilities, 2) the sale of the IT staff augmentation operations in Orlando on July 14, 2000 for $0.7 million and the assumption of $0.4 million of assumed liabilities and 3) the sale of the international IT staff augmentation operation, Global Resources, for $4.5 million, consisting of a secured promissory note bearing interest at 9.5% payable over five years.

YEAR ENDED MARCH 31, 2000 COMPARED TO YEAR ENDED MARCH 31, 1999

Revenues. Revenues increased during the year ended March 31, 2000 by $16.8 million, or 19%, to $105.6 million from $88.7 million for during the year ended March 31, 1999. This increase was primarily due to a 13.6% increase in the average billing rate to $91.17 from $80.59 in the during the year ended March 31, 1999 and the full year effect of the inclusion of revenues of the companies acquired under the purchase method of accounting during fiscal during the year ended March 31, 1999 ("Fiscal Year 1999 Purchases").

Gross Profit.   Gross profit increased during the year ended March 31, 2000 by
$2.6 million, or 8%, to $35.6 million from $33.0 million in the year ended March 31, 1999 primarily as a result of the 13.6% increase in the average billing rate and the full year effect of the inclusion of the Fiscal Year 1999 Purchases. Gross profit as a percentage of revenues decreased to 34% from 37% primarily due to lower utilization of salaried billable staff caused by a downturn in demand for services.

Selling, General and Administrative Expenses.   Selling, general and
administrative expenses increased during the year ended March 31, 2000 by $16.3 million, or 63%, to $41.9 million from $25.6 million in the year ended March 31, 1999. The increase was primarily due to staff added to support company-wide growth anticipated at the beginning of the fiscal year, the development of the eBusiness practice, the development and launch of a new marketing campaign and the full year effect of the inclusion of the Fiscal Year 1999 Purchases. Selling, general and administrative expenses increased as a percentage of revenues to 39.7% of revenues in during the year ended March 31, 2000 from 28.9% in the year ended March 31, 1999.

Depreciation and Amortization of Goodwill. Depreciation and amortization increased during the year ended March 31, 2000 by $1.4 million, or 78%, to $3.3 million from $1.8 million in the year ended March 31, 1999 primarily due to the full year effect of amortization of the inclusion of the Fiscal Year 1999 Purchases together with an increase in amortization of goodwill related to the purchase of a business during the year ended March 31, 2000.

Other Income (Expense). Other income (expense) primarily consists of interest expense, net of interest income. Interest expense, net of interest income, was $3.6 million for the year ended March 31, 2000 as compared to interest income, net of interest expense, of $0.1 million for during the year ended March 31, 1999.

Provision (Benefit) for Income Taxes. The Company realized a benefit of $4.7 million, or an effective tax rate of 35.0% of pre-tax income loss for the year ended March 31, 2000, compared to income tax expense of $2.3 million, or an effective tax rate of 40.1% for the year ended March 31, 1999. The decrease in the effective tax rate, as compared to the prior year, reflects a reduced federal statutory rate and reduced state income taxes.

Income (Loss) from Discontinued Operations. Discontinued operations is comprised of operations associated with the IT staff augmentation segment of the Company's business. The net loss from discontinued operations of $10.0 million during the year ended March 31, 2000 compares to net income of $11.9 million for the year ended March 31, 1999. The decrease in profitability was the result of recognizing charges of $20.0 million related to goodwill impairment, $4.9 million for restructuring as well as an increase in selling, general and administrative expenses due to the full year effect of the inclusion of the Fiscal Year 1999 Purchases. These costs were partially offset by an income tax benefit of $5.4 million to reflect the future tax benefits of net operating losses generated in the year ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its growth principally through cash flows from operations, borrowing under its credit facilities and the use the net proceeds from its public offerings.

Most recently, the Company maintained a credit facility ("Credit Line") with a consortium of banks (the "Lenders") under which it borrowed to fund working capital needs. The Credit Line included covenants under which the Company was in violation beginning in December 1999, yet the Lenders agreed to waive the covenant violations until the sale of the majority of the Company's IT staff augmentation business was completed. Accordingly, amounts due under the Credit Line were classified as current liabilities at March 31, 2000. On June 30, 2000, the Company completed the sale of the majority of the IT staff augmentation business for $116.5 million and the assumption of certain liabilities. On June 30, 2000 the Company used a portion of the cash proceeds from the sale to pay off all obligations under the Credit Line and to pay an earn-out obligation due sellers of an acquired business. Upon settlement of all obligations under the Credit Line, the Credit Line was terminated. During the remainder of the nine months ended December 31, 2000, the Company maintained no credit facility.

Cash used in operating activities was $9.8 million for the nine months ended December 31, 2000. The primary sources of liquidity for the Company going forward are the collection of its accounts receivable and the cash balances resulting from the sale of the discontinued operations. Total receivables were 82 and 78 days of quarterly revenue at December 31, 2000 and March 31, 2000, respectively (after reflecting a reclassification between accounts receivable and net assets of discontinued operations from amounts previously reported on the March 31, 2000 balance sheet). The Company looks to improve collections in the near term. Shortly after December 31, 2000, the Company completed a detailed forecast of the Company's operations that includes a plan to achieve a positive cash flow and return to profitability prior to December 31, 2001. Based on this forecast and the Company's operations through March 2001, management believes that the remaining cash on hand will provide adequate cash to fund its anticipated cash working capital needs at least through next year.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the year ended March 31, 2000 and through the quarter ended June 30, 2000, the Company was exposed to market risk related to changes in interest rates on its Credit Line. The interest rate for the Credit Line was tied to the Agent's prime rate and LIBOR. The Credit Line was terminated on June 30, 2000 upon the complete payment of all of the Company's obligations under the Credit Agreement.

RECENT ACCOUNTING PRONOUNCEMENTS

In 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 modified the method of accounting for derivative instruments. This statement is effective for periods beginning after June 15, 2000. The Company does not believe that adoption of SFAS No. 133 will have a material impact on its financial position, results of operations or disclosures.

In March 2000, the FASB released Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB No. 25," which provides clarification of Opinion No. 25 for certain issues, such as the determination of who is an employee, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The Company believes that its practices are in conformity with this guidance, and therefore Interpretation No. 44 will not have a material impact on its financial statements.

SUBSEQUENT EVENTS

On March 9, 2001 the Company notified all option holders under the Long-Term Incentive Plan of a stock option exchange program. The exchange program was developed as a way to bring the option exercise prices back in line with the market price for the Company's Common Stock. Completely voluntary on the part of the option holder, the program allows the option holder to exchange existing stock option grants for a new option grant. Election to participate in the program had to be made by March 16, 2001. New option grants will be issued, with the exercise price of the new grant based on the closing price of the Company's Common Stock, on September 21, 2001.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Cotelligent, Inc.:

We have audited the accompanying consolidated balance sheets of Cotelligent, Inc. and subsidiaries as of December 31, 2000 and March 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the nine months ended December 31, 2000, and for each of the two years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cotelligent, Inc. and subsidiaries as of December 31, 2000 and March 31, 2000, and the results of their operations and their cash flows for the nine months ended December 31, 2000, and for each of the two years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States.


Arthur Andersen LLP
San Francisco, California
February 5, 2001

                       COTELLIGENT, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                             DECEMBER 31, 2000         MARCH 31, 2000
                                                                          -------------------      -------------------
                               ASSETS
Current assets:
  Cash and cash equivalents..........................................              $   26,500              $     4,794
  Accounts receivable, including unbilled accounts of $4,043 and $5,716 and net of allowance for doubtful accounts
   of $2,615 and $1,880, respectively................................                  19,229                   23,435
  Deferred tax assets................................................                   1,435                      681
  Current portion of notes receivable from officers .................                   1,703                      505
  Prepaid expenses and other.........................................                   1,916                    2,289
  Net assets of discontinued operations .............................                       -                   84,721
                                                                          -------------------      -------------------
    Total current assets.............................................                  50,783                  116,425
Property and equipment, net..........................................                   6,761                    5,697
Goodwill, net of accumulated amortization of $0  and
 $1,913, respectively.................................................                      -                   35,236
Notes receivable from officers.......................................                       -                    1,119
Note receivable from acquirer of discontinued operations.............                   4,459                        -
Investment...........................................................                   2,047                        -
Other assets.........................................................                     664                    1,050
                                                                          -------------------      -------------------
    Total assets.....................................................              $   64,714              $   159,527
                                                                          ===================      ===================

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt and current maturities of long-term debt...........              $      212              $    48,958
  Accounts payable...................................................                   2,047                    2,055
  Accrued compensation and related payroll liabilities...............                   5,826                    6,312
  Income taxes payable...............................................                     748                    1,957
  Obligations related to acquired/sold businesses....................                   3,125                    9,011
  Restructuring liabilities..........................................                   2,136                    1,875
  Other accrued liabilities..........................................                   3,182                    3,210
                                                                          -------------------      -------------------
    Total current liabilities........................................                  17,276                   73,378
Long-term debt.......................................................                   1,000                       52
Deferred tax liabilities.............................................                   1,435                      117
                                                                          -------------------      -------------------
    Total liabilities................................................                  19,711                   73,547
                                                                          -------------------      -------------------

Stockholders' equity:
  Preferred Stock, $0.01 par value; 500,000 shares authorized,
    no shares issued or outstanding..................................                       -                        -
  Common Stock, $0.01 par value; 100,000,000 shares authorized,
    15,349,630 and 15,065,400 shares issued and outstanding,
    respectively.....................................................                     153                      151
  Additional paid-in capital.........................................                  86,866                   85,442
  Notes receivable from stockholders.................................                  (6,368)                  (6,149)
  Retained earnings (deficit)........................................                 (35,648)                   6,536
                                                                           -------------------      -------------------
    Total stockholders' equity.......................................                  45,003                   85,980
                                                                          -------------------      -------------------
    Total liabilities and stockholders' equity.......................              $   64,714                $ 159,527
                                                                          ===================      ===================

  The accompanying notes are an integral part of these consolidated financial statements.

                      COTELLIGENT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except share data)


                                                                   NINE MONTHS ENDED                 YEAR ENDED MARCH 31,
                                                                      DECEMBER 31,        -----------------------------------------
                                                                         2000                     2000                   1999
                                                                  --------------------    --------------------    -----------------
Revenues.......................................................            $    66,292             $   105,564          $    88,739
Cost of services...............................................                 44,884                  69,995               55,730
                                                                  --------------------    --------------------    -----------------
        Gross profit...........................................                 21,408                  35,569               33,009
Selling, general and administrative expenses...................                 36,742                  41,860               25,641
Depreciation and amortization of goodwill......................                  3,035                   3,266                1,838
Impairment of long-lived assets................................                 41,478                       -                    -
Restructuring charge...........................................                  4,200                       -                    -
                                                                  --------------------    --------------------    -----------------
Operating income (loss)........................................                (64,047)                 (9,557)               5,530
Other income (expense):
   Interest expense............................................                 (1,564)                 (3,915)                (523)
   Interest income.............................................                  1,194                     278                  667
   Other.......................................................                     47                    (119)                 (16)
                                                                  --------------------    --------------------    -----------------
     Total other income (expense)..............................                   (323)                 (3,756)                 128
                                                                  --------------------    --------------------    -----------------
Income (loss) from continuing operations before income taxes ..                (64,370)                (13,313)               5,658
Provision (benefit) for income taxes...........................                 (9,334)                 (4,660)               2,268
                                                                  --------------------    --------------------    -----------------
Income (loss) from continuing operations.......................                (55,036)                 (8,653)               3,390
     Income (loss) from discontinued operations less
     provision (benefit) for income taxes of $1,556,
     ($5,379), and $7,989......................................                  2,889                  (9,990)              11,926
   Gain on sale of discontinued operation, net of income taxes
    of  $14,464................................................                  9,963                       -                    -
                                                                  --------------------    --------------------    -----------------
     Income (loss) from discontinued operations................                 12,852                  (9,990)              11,926
                                                                  --------------------    --------------------    -----------------
Net income (loss)..............................................            $   (42,184)            $   (18,643)         $    15,316
                                                                  ====================    ====================    =================
Earnings per share:
  Basic -
  Income (loss) from continuing operations.....................            $     (3.61)            $     (0.60)         $      0.24
  Income (loss) from discontinued operations                                      0.84                   (0.70)                0.85
                                                                  --------------------    --------------------    -----------------
Net income (loss)..............................................            $     (2.77)            $     (1.30)         $      1.09
                                                                  ====================    ====================    =================
  Diluted -
  Income (loss) from continuing operations.....................            $     (3.61)            $     (0.60)         $      0.24
  Income (loss) from discontinued operations...................                   0.84                   (0.70)                0.84
                                                                  --------------------    --------------------    -----------------
Net income (loss)..............................................            $     (2.77)            $     (1.30)         $      1.08
                                                                  ====================    ====================    =================
Weighted average number of shares outstanding
       Basic  .................................................             15,230,969              14,298,693           14,078,068
                                                                  ====================    ====================    =================
       Diluted  ...............................................             15,230,969              14,298,693           14,236,786
                                                                  ====================    ====================    =================

  The accompanying notes are an integral part of these consolidated financial statements.

                      COTELLIGENT, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)


                                                                                            NOTES
                                                                          ADDITIONAL     RECEIVABLE    RETAINED
                                                                           PAID-IN          FROM       EARNINGS      TOTAL
                                                  SHARES       AMOUNT      CAPITAL      STOCKHOLDERS   (DEFICIT)     EQUITY
                                                ----------    ---------   -----------   ------------   ---------   ----------
Balance at March 31, 1998....................   14,057,884         $141      $ 80,335        $     -   $  9,863     $  90,339
Issuance of Common Stock, net of costs.......    1,359,747           14        24,271              -          -        24,285
Tax benefit on stock options exercised.......            -            -           140              -          -           140
Repurchase of Common Stock...................   (1,761,600)         (18)      (22,229)             -          -       (22,247)
Net income...................................            -            -             -              -     15,316        15,316
                                                ----------     --------   ------------  ------------   ---------    ---------
Balance at March 31, 1999....................   13,656,031          137        82,517              -     25,179       107,833
Issuance of Common Stock, net of costs ......    2,116,978           21         8,052         (6,149)                   1,924
Tax benefit on stock options exercised.......            -            -            38              -          -            38
Repurchase of Common Stock...................     (238,400)          (2)       (2,475)             -          -        (2,477)
Return of Common Stock previously issued to
acquire purchased company ...................     (469,209)          (5)       (2,690)             -          -        (2,695)

Net loss.....................................            -            -             -              -    (18,643)      (18,643)
                                                ----------     --------   ------------  ------------   ---------    ---------
Balance at March 31, 2000....................   15,065,400          151        85,442         (6,149)      6,536       85,980
Issuance of Common Stock, net of costs ......      209,230            2           739           (332)          -          409
Shares issued in connection with earnout to
sellers of acquired businesses..................   100,000            1           571              -           -          572
Return of shares issued under note
receivable from stockholder.....................   (25,000)          (1)         (112)           113           -            -
Warrants received in connection with
investment in joint venture.....................         -            -           900              -           -          900
Warrants cancelled in connection with
dissolution of joint venture....................         -            -          (900)             -           -         (900)
Warrants issued in connection with
investment in joint venture.....................         -            -           226              -           -          226
Net loss........................................         -            -             -              -     (42,184)     (42,184)
                                                ----------     --------   ------------  ------------   ---------    ---------
Balance at December 31, 2000................... 15,349,630         $153      $ 86,866        $(6,368)   $(35,648)    $ 45,003
                                                ==========     ========   ============  ============   =========    =========



  The accompanying notes are an integral part of these consolidated financial statements.

                      COTELLIGENT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                    NINE MONTHS ENDED            YEAR ENDED MARCH 31,
                                                                       DECEMBER 31,        ------------------------------------
                                                                          2000                  2000                 1999
                                                                   --------------------    --------------        ---------------
Cash flows from operating activities:
  Net income (loss)..........................................           $(42,184)              $(18,643)               $ 15,316
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Gain on sale of discontinued operations..................             (9,963)                     -                       -
    Loss (income) from discontinued operations ..............             (2,889)                 9,990                 (11,926)
    Depreciation and amortization............................              3,035                  3,266                   1,838
    Impairment of long-lived assets..........................             41,478                      -                       -
    Equity loss from investments.............................                 13                      -                       -
    Deferred income taxes, net...............................                564                   (425)                   (642)
    Loss on disposal of property and equipment...............                 11                     10                      16
    Provision for doubtful accounts..........................              3,845                    818                   1,525
    Changes in current assets and liabilities:
      Accounts receivable....................................                435                   (931)                 (5,042)
      Prepaid expenses and other current assets..............                (65)                   980                  (3,389)
      Accounts payable and accrued expenses..................             (2,981)                (1,079)                  1,031
      Income taxes payable...................................             (1,209)                (3,745)                  2,165
    Changes in other assets..................................                128                     63                   1,436
    Changes in long-term liabilities.........................                  -                      -                     (18)
                                                                   -------------       ----------------       -----------------
  Net cash provided by (used in) operating activities........             (9,782)                (9,696)                  2,310
Cash flows from investing activities:
  Proceeds from sale of assets...............................                  -                    603                       -
  Investments, net...........................................             (6,097)                  (253)                      -
  Purchase of businesses, net of cash of acquired companies..                  -                 (2,756)                (18,152)
  Purchases of property and equipment........................             (1,778)                (3,892)                 (1,021)
                                                                   -------------       ----------------       -----------------
  Net cash used in investing activities......................             (7,875)                (6,298)                (19,173)
Cash flows from financing activities:
  Borrowing under credit agreement...........................              9,111                 20,668                  27,864
  Payments under credit agreement............................            (57,890)                     -                       -
  Payments on capital lease obligations......................               (122)                   (82)                   (246)
  Payments on amounts due sellers of acquired
    businesses...............................................             (8,534)                  (730)                      -
  Net borrowings (repayments) on short-term debt.............                  -                      9                     238
  Net repayments (borrowings) on notes receivable from
    officers.................................................                100                 (1,433)                     49
  Net proceeds from issuance of common stock.................                409                  1,462                   1,989
  Repurchase of common stock.................................                  -                 (2,477)                (22,247)
                                                                   -------------       ----------------       -----------------
  Net cash provided by (used in) financing activities........            (56,926)                17,417                   7,647
                                                                   -------------         --------------         ---------------
Cash flows provided by (used for) discontinued operations:
  Cash provided by (used for) discontinued operations........            (21,192)                 2,399                 (30,340)
  Proceeds from sale of IT staff augmentation business.......            117,481                      -                       -
                                                                   -------------       ----------------       -----------------
  Cash provided by (used for) discontinued operations........             96,289                  2,399                 (30,340)
                                                                   -------------       ----------------       -----------------
  Net increase (decrease) in cash and cash equivalents.......             21,706                  3,822                 (39,556)
  Cash and cash equivalents at beginning of period...........              4,794                    972                  40,528
                                                                   -------------       ----------------       -----------------
  Cash and cash equivalents at end of period.................           $ 26,500               $  4,794                $    972
                                                                   =============       ================       =================

  The accompanying notes are an integral part of these consolidated financial statements.

                      COTELLIGENT, INC. AND SUBSIDIARIES

                                (In thousands)

                                                                        NINE MONTHS
                                                                           ENDED                    YEAR ENDED MARCH 31,
                                                                        DECEMBER 31,        ------------------------------------
                                                                            2000                  2000                  1999
                                                                       --------------       --------------      ----------------
Supplemental disclosures of cash flow information:
Interest paid....................................................          $1,914              $3,338               $   444
Income taxes paid................................................              32                 788                 8,744
Significant non-cash transactions:
  Fair market value of Common Stock issued to acquire business...               -                 500                21,336
  Return of shares previously issued to acquire business ........               -               2,695                     -
  Adjustments to purchase price of businesses acquired in prior
  years..........................................................           1,018               8,386                 3,160
  Fair value of Common Stock issued to seller of acquired
  business.......................................................             572                   -                     -
  Common stock issued to employees for notes receivable .........             332               6,149                     -
  Return of Common Stock previously issued to employee for note               113                   -                     -
  receivable.....................................................
  Warrants issued in connection with joint venture...............             226                   -                     -
  Note receivable issued in connection with sale of Global
  Resources......................................................           4,459                   -                     -



  The accompanying notes are an integral part of these consolidated financial statements.

                      COTELLIGENT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)


NOTE 1 - BUSINESS ORGANIZATION

Cotelligent, Inc. ("Cotelligent" or the "Company"), a Delaware corporation, was formed to acquire, own and operate software consulting businesses specializing in providing information technology ("IT") consultants on a contract basis and consulting and outsourcing services to businesses with complex IT operations. The Company has acquired 22 IT consulting businesses. These financial statements include the accounts of Cotelligent, Inc. and its subsidiaries.

During the fiscal year ended March 31, 2000, the Company was organized in two practice groups, Technology Solutions and Professional Services (also known as its IT staff augmentation business), and operated across the United States along with international consultant recruiting offices in Brazil and the Philippines. Prior to March 31, 2000, the Company entered into a plan to divest its IT staff augmentation business. Accordingly, the accompanying consolidated financial statements and related footnotes have been prepared to present as discontinued operations the Company's IT staff augmentation business for all periods presented.

In July 2000, the Company changed its fiscal year end to December 31 from March
31. Consequently, the Company's most recently completed fiscal period is a nine-month transition period ended December 31, 2000.

The Company has suffered significant operating losses as well as negative operating cash flows in the last two fiscal periods and continues to be subject to certain risks common to companies in this industry. These uncertainties include the availability of financing, the retention of and dependence on key individuals, the affects of intense competition, the ability to develop and successfully market new product and service offerings, and the ability to streamline operations and increase revenues. There can be no assurance the Company will be profitable in the future.

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

                      COTELLIGENT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)


Property and Equipment

Property and equipment are stated at cost. Depreciation, including amounts recorded for property and equipment acquired under capitalized leases, is provided over the estimated useful lives of the respective assets (generally ranging from three to ten years) on a straight-line basis. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the respective assets.

Goodwill

Goodwill represents the excess of cost over fair value of net tangible assets acquired through acquisitions and is being amortized on a straight-line basis over the period of 30 years. On a periodic basis, management reviews goodwill to assess potential impairment. Impairment is measured by comparing the undiscounted cash flows expected to be generated by the underlying asset to the asset's carrying value. If the undiscounted cash flow is less than the carrying value, an impairment charge is recognized and the asset is reduced to its fair value.

Investments

Investments in other businesses where ownership is less than 20% are accounted for on the cost basis of accounting. Investments where ownership is between 20% and 50%, and where the Company has the ability to exercise significant influence, are accounted for on the equity method of accounting.

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

Revenue Recognition

Revenues pursuant to time and materials contracts are generally recognized as services are performed and collectibility is determined. Revenues pursuant to fixed-fee contracts are generally recognized as services are rendered on the percentage-of-completion method of accounting based on labor hours incurred to total estimated labor hours to complete. Revenues exclude reimbursable expenses charged to and collected from clients.

Cost of Services

Cost of services expenses consist primarily of compensation and benefits of Cotelligent's employees engaged in the delivery of consulting services.

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

                      COTELLIGENT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)


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

In March 2000, the FASB released Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB No. 25," which provides clarification of Opinion No. 25 for certain issues, such as the determination of who is an employee, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The Company believes that its practices are in conformity with this guidance, and therefore Interpretation No. 44 will not have a material impact on its financial statements.

Reclassifications

Certain reclassifications have been made in the prior years' financial statements to conform to the presentation in the current period.

NOTE 3 - BUSINESS COMBINATIONS

The Company has acquired 22 IT consulting businesses over the four fiscal years ended March 31, 2000. The accompanying financial statements include the operating results of five purchase acquisitions and three pooling-of-interests acquisitions made since 1997. The remainder of the 22 acquisitions have been discontinued, pursuant to the Company's divestiture of the IT staff augmentation business.

During the year ended March 31, 2000, Cotelligent acquired one company accounted for under the purchase method for aggregate consideration of $2,800 (100,758 shares issued at fair market value of $500 and $2,300 of cash). Total assets acquired related to this acquisition were $1,481 which resulted in the recognition of goodwill of $2,085. During the year ended March 31, 1999, Cotelligent acquired three companies accounted for under the purchase method for aggregate consideration of $25,323 (324,657 shares issued at fair market value of $5,627 and $19,696 of cash). Total assets acquired related to these acquisitions were $5,796 and resulted in the recognition of $27,192 of goodwill. The results of these acquisitions have been included in the Company's results from their respective acquisition dates.

Prior to December 31, 2000, the goodwill was amortized over a 30-year period. On December 31, 2000, the Company recognized an impairment charge which reduced the remaining goodwill to zero (see Note 8).

                      COTELLIGENT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)


Pro forma Statement of Operations

The following pro forma consolidated statement of operations for the year ended March 31, 2000 gives effect to the acquisition of the business during that fiscal year as if this acquisition was made on April 1, 1999. The pro forma consolidated income statement reflects adjustments for interest expense on cash consideration and amortization of goodwill for the Company accounted for under the purchase method of accounting.

                                                            (Unaudited)
                                                         Year Ended March 31,
                                                                  2000
                                                         --------------------


Revenues..............................................       $   108,608
Cost of services......................................            72,152
                                                         ---------------
  Gross profit........................................            36,456
Selling, general and administrative expenses..........            43,017
Depreciation and amortization of goodwill.............             3,322
                                                         ---------------
Operating income (loss)...............................            (9,883)
Other expense.........................................             3,922
                                                         ---------------
Income (loss) before provision for income taxes.......           (13,805)
Provision (benefit) for income taxes..................            (4,660)
                                                         ---------------
Net income (loss).....................................       $    (9,145)
                                                         ===============

Earnings (loss) per share-
  Basic...............................................       $     (0.64)
                                                         ===============
  Diluted.............................................       $     (0.64)
                                                         ===============
Weighted average shares-
  Basic...............................................        14,340,538
                                                         ===============
  Diluted.............................................        14,340,538
                                                         ===============

NOTE 4 - ALLOWANCE FOR DOUBTFUL ACCOUNTS
Allowance for doubtful accounts activity is as follows.

Balance, March 31, 1998.............................................................................        $ 2,123
 Balance of newly acquired companies' allowance for doubtful accounts at acquisition................            229
 Charges to costs and expenses.....................................................................           1,525
 Write-offs.........................................................................................         (2,428)
                                                                                                            -------
Balance, March 31, 1999.............................................................................        $ 1,449
 Balance of newly acquired companies' allowance for doubtful accounts at acquisition................            174
 Charges to costs and expenses......................................................................            818
 Write-offs.........................................................................................           (561)
                                                                                                            -------
Balance, March 31, 2000.............................................................................          1,880
 Charges to costs and expenses......................................................................          3,845
 Write-offs.........................................................................................         (3,110)
                                                                                                            -------
Balance, December 31, 2000..........................................................................        $ 2,615
                                                                                                            =======

                      COTELLIGENT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)


NOTE 5 - PROPERTY AND EQUIPMENT
Property and equipment is comprised of the following.

                                                                              DECEMBER 31,                    MARCH 31,
                                                                                 2000                            2000
                                                                      -------------------------       -------------------------
Computer and office equipment...................................               $10,720                         $ 7,930
Furniture and fixtures..........................................                 1,759                           1,891
Leasehold improvements..........................................                 1,154                             909
                                                                      -------------------------       -------------------------
                                                                                13,633                          10,730
Less: Accumulated depreciation..................................                (6,872)                         (5,033)
                                                                      -------------------------       -------------------------
Total property and equipment....................................               $ 6,761                         $ 5,697
                                                                      =========================       =========================

Depreciation expense of property and equipment for the nine months ended December 31, 2000 and the year ended March 31, 2000 was $1,839 and $1,590, respectively.

Note 6 - Investments

During the nine months ended December 31, 2000, the Company made two investments as follows:

Investment in White Horse Interactive. On July 18, 2000, the Company paid $2,000 to acquire a 35% ownership interest in White Horse Interactive, an integrated media agency. The Company uses the equity method of accounting for this investment and recorded equity income of $20 for the nine months ended December 31, 2000.

Investment in bSmart.to LLC. On August 8, 2000, the Company executed a definitive joint venture agreement with bSmart.to Technologies, Inc. The Company contributed: (1) cash of $5,000, of which $2,500 was paid directly to the joint venture and $2,500 was distributed to the developer of certain technology, and (2) its Philadelphia-based IT solutions staff and ASP data center and, accordingly, reclassified $1,200 of working capital and property and equipment as well as $10,073 of goodwill, in exchange for a 50% interest in the joint venture. In addition, the Company incurred approximately $1,500 in transaction costs that were capitalized as a part of its investment in the joint venture. In connection with the investment in the joint venture with bSmart.to Technologies, Inc., the Company issued to and received from bSmart.to Technologies, Inc. warrants for the purchase of common shares. Accordingly, the Company recognized an investment of $900 for the warrants in bSmart.to Technologies, Inc. stock received, and a corresponding amount in additional paid-in capital for the warrants issued on the Company's stock.

On December 6, 2000, the Company exercised its right under the joint venture agreement to terminate the relationship after determining the joint venture was not proceeding along the lines initially envisioned and believing the venture would require substantial additional investment. As a result, the Company regained complete ownership of the Philadelphia-based operation, including $1,400 in cash and more working capital than originally contributed, and consequently recognized a charge of $4,107 to reduce the investment in the joint venture to its realizable value. The charge is included in Impairment of long-lived assets in the Statement of Operations for the nine months ended December 31, 2000. In addition, the warrants exchanged between the venturers in connection with the formation of the joint venture were cancelled.

During the period August 8, 2000 through December 6, 2000 the Company used the equity method of accounting for this investment and recorded an equity loss of $33 for the nine months ended December 31, 2000. The Company commenced consolidating the results from the Philadelphia-based operation upon regaining complete ownership on December 6, 2000.

                      COTELLIGENT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)



NOTE 7 - CREDIT FACILITIES

The Company maintained a credit facility ("Credit Line") with a consortium of banks (the "Lenders") up through June 30, 2000. The Credit Line included covenants under which the Company was in violation beginning December 1999, yet the Lenders agreed to waive the covenant violations until the sale of the majority of the Company's IT staff augmentation business was completed. Accordingly, amounts due under the Credit Line were classified as current liabilities at March 31, 2000. On June 30, 2000, the Company completed the sale of the majority of the IT staff augmentation business for $116,495 and the assumption of certain liabilities. On June 30, 2000 the Company used a portion of the cash proceeds from the sale to pay off all obligations under the Credit Line and to pay an earn-out obligation related to an acquired business. Upon settlement of all obligations under the Credit Line, the Credit Line was terminated. During the remainder of the nine months ended December 31, 2000, the Company maintained no credit facility.

                                                                                     DECEMBER 31,                     MARCH 31,
                                                                                        2000                            2000
                                                                                 ----------------------          ------------------
Credit line with borrowings derived from covenant ratios secured by accounts receivable and other assets of the Company, interest at the bank's lending rate plus applicable margin (9.25% at March 31, 2000), payable on
  March 12, 2004..............................................................               $    -                     $ 48,807
Notes payable with due dates of $200 in 2001, $400 in 2002 and $600 in
  2003........................................................................                1,200
Other notes payable, with interest rates from 8.0% to 11.0%, with due dates
  through March 2001..........................................................                   12                           86
Capital lease obligations.....................................................                    -                          117
Less: current maturities......................................................                 (212)                     (48,958)
                                                                               --------------------              ---------------
Total long-term debt..........................................................               $1,000                     $     52
                                                                                =====================            ===============


Note 8 - Impairment of Long-Lived Assets

During the nine months ended December 31, 2000, the Company recognized an impairment of long-lived assets charge for $41,478, representing a $37,371 goodwill impairment charge and a $4,107 write-off of investment costs associated with the bSmart.to joint venture (see Note 6).

In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, the Company considers, among other factors, deterioration of operating performance or a general reduction in demand for services for a sustainable period to be indicators of potential impairment of long-lived assets. The Company has experienced a reduction in demand for its services. As a result of this reduction in demand for its services, the Company recognized a $37,371 impairment of goodwill during the nine months ended December 31, 2000 as the future undiscounted cash flows of certain of its long-lived assets were estimated to be less than the asset's related carrying value.

Note 9 - Restructuring Programs

In June 1999, as part of the Company's reorganization into practice groups, the Company identified opportunities to align its operating structure by closing certain of its redundant facilities and rationalizing headcount to conform to the Company's new operating structure. Accordingly, the Company adopted a restructuring plan, which resulted in a pre-tax restructuring charge of $4,920. The charge included provisions for severance of approximately 60 management and operating staff ($3,510) as well as closure costs related to a plan of consolidating certain operating locations ($1,410). The change was originally recorded as an operating expense in June 1999. Upon the Company's decision to discontinue its IT staff augmentation segment the amount was reclassified to discontinued operations, as all charges related to severance or other activities of the discontinued operations (see Note 11).

                      COTELLIGENT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)



In December 2000, as part of the Company's efforts to streamline its operations commensurate with its revenue base, the Company identified opportunities to reduce its cost structure by reducing headcount and closing certain operating facilities to conform to the Company's new operating structure. Accordingly, the Company adopted a restructuring plan in accordance with Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges", which resulted in a pre-tax restructuring charge of $4,200 during the nine months ended December 31, 2000. The charge includes provisions for severance of approximately 90 management and operating staff ($1,100) as well as closure costs associated with a plan to consolidate or dispose of certain locations including the write-down of associated property and equipment ($3,100).

The following summarizes the activity and balances in each restructuring program from inception through December 31, 2000:

                                                  June 1999                       December 2000
                                             Restructuring Program           Restructuring Program             Total
                                             ---------------------        -----------------------------      ----------
                                                          Facilities                       Facilities
                                              Severance    Closure          Severance       Closure
                                              ---------   ----------      ------------     ----------

Restructuring charge, June 1999...              $ 3,510       $1,410           $    -        $     -            $ 4,920
Spending and write-downs..........               (2,636)        (409)               -              -             (3,045)
                                                -------       ------           ------        -------            -------

Balance, March 31, 2000...........                  874        1,001                -              -              1,875
Restructuring charge, December                        -            -            1,100          3,100              4,200
2000..............................
Spending and write-downs..........                 (351)        (498)            (200)        (2,100)            (3,149)
Release of excess restructuring
liability.........................                 (466)        (324)               -              -               (790)
                                                -------       ------           ------        -------            -------
Balance, December 31, 2000........              $    57       $  179           $  900        $ 1,000            $ 2,136
                                                =======       ======           ======        =======            =======

NOTE 10 - INCOME TAXES

The income tax provision (benefit) from continuing operations consists of the following:


                                             NINE MONTHS                      YEAR ENDED MARCH 31,
                                           ENDED DECEMBER 31,         --------------------------------------
                                                 2000                       2000                   1999
                                           ------------------         ------------------       -------------
Current:
  Federal...............................     $            -                     $(1,164)             $2,095
  State.................................                  -                          -                  322
                                           ------------------         ------------------       ------------
                                                          -                     (1,164)               2,417
                                           ------------------         ------------------       ------------
Deferred:
  Federal................................            (8,815)                    (3,059)                (128)
  State..................................              (519)                      (437)                 (21)
                                           ------------------         ------------------       ------------
                                                     (9,334)                    (3,496)                (149)
                                           ------------------         ------------------       ------------
Total provision (benefit) for income taxes          $(9,334)                   $(4,660)              $2,268
                                           ==================         ==================       ============


The tax benefits associated with nonqualified stock options reduce taxes currently payable as shown above to zero for the nine months ended December 31, 2000, $38 for the year ended March 31, 2000, and $140 for the year ended March 31, 1999. Such tax benefits are credited to capital when realized. In addition to the above benefit recorded on continuing operations,

                      COTELLIGENT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)



the Company recorded a tax provision associated with discontinued operations and the gain on the sale of its discontinued operations of $16,020 for the nine months ended December 31, 2000.

Significant components of deferred tax assets and liabilities of the Company are as follows:

                                                                    December 31,        March 31,
                                                                       2000               2000
                                                                ----------------     ----------------
Deferred Tax Assets:
Current
  Allowance for doubtful accounts........................             $   514                  $   247
  Accrued vacation.......................................                 401                      434
  Accrued liabilities....................................               1,064                        -
                                                               --------------       ------------------
  Subtotal...............................................               1,979                      681
Non Current
  Net operating loss carryforwards.......................               1,165                    2,382
  Goodwill...............................................               7,209                        -
  Other..................................................                   -                      147
                                                               --------------       ------------------
  Subtotal...............................................               8,374                    2,529
Valuation allowance......................................              (8,918)                       -
                                                               --------------       ------------------
    Total Deferred Tax Assets............................               1,435                    3,210
                                                               --------------       ------------------

Deferred Tax Liabilities:
Non Current
  Cash to accrual........................................                  (8)                  (1,165)
  Capital Lease..........................................                (921)                       -
  Goodwill...............................................                   -                     (399)
  Other..................................................                (506)                  (1,082)
                                                               --------------       ------------------
    Total Deferred Tax Liabilities.......................              (1,435)                  (2,646)
                                                               --------------       ------------------
    Net Deferred Tax Assets..............................             $     -                  $   564
                                                               ==============       ==================

During the year ended March 31, 2000, the Company decided to dispose of its IT staff augmentation business and recorded a deferred tax asset for $7,190 on the books of its discontinued operations (see Note 11). Upon the ultimate sale of the majority of these operations during the nine months ended December 31, 2000, the Company reclassified this deferred tax asset to continuing operations. The Company also had approximately $3,500 of net operating loss carryforwards for U.S. federal and state income tax purposes that will begin expiring in the 2020 tax year.

At December 31, 2000, the Company has fully reserved for the tax benefit of the $7,190 timing difference, as well as all net operating losses and other net deferred tax assets generated from continuing operations due to management's uncertainty of their realizability. The Company will continue to assess the adequacy of and need for the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets will be recognized in the future.

                      COTELLIGENT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)


The Company's effective income tax rate for its continuing operations varied from the U.S. federal statutory tax rate as follows:


                                                            Nine Months Ended                     Year Ended March 31,
                                                               December 31,              ------------------------------------
                                                                  2000                          2000                 1999
                                                             --------------------        --------------------     -----------
U.S. federal statutory rate...........................             (34.0%)                     (34.0%)                35.0%
State income taxes, net of federal benefit............              (2.0)                       (2.0)                  5.7
Non-deductible acquisition costs......................              15.0                           -                     -
Tax exempt income.....................................                 -                           -                  (1.0)
Change in valuation allowance.........................               4.9                           -                     -
Other,................................................               1.6                         1.0                   0.4
                                                             -------------                ------------            ---------
Effective tax rate....................................             (14.5%)                     (35.0%)                40.1%
                                                             =============                ============            =========

The Company's effective tax rate for its continuing operations for the nine months ended December 31, 2000 was significantly impacted by the write-down of non-deductible goodwill during the fiscal period, as well as additional valuation allowances established on its deferred tax assets.

The Company's effective tax rate for its combined continuing and discontinued operations of 18.8% represents the Company's full provision for taxes on the activities of its discontinued operations, without fully benefiting the operating losses generated by its continuing operations through December 31, 2000.

NOTE 11 - DISCONTINUED OPERATIONS

Prior to March 31, 2000, the Company entered into a plan to divest its IT staff augmentation business. The following financial data reflects the net assets at December 31, 2000 and March 31, 2000 and the summary of operating results for the nine months ended December 31, 2000 and for the years ended March 31, 2000 and 1999 for these discontinued operations.

NET ASSETS OF DISCONTINUED OPERATIONS:

                                                                                      DECEMBER 31,           MARCH 31,
                                                                                         2000                  2000
                                                                                    ----------------      ----------------
ASSETS
Accounts receivable, including unbilled accounts of $375 and $13,114............       $       4,095          $     40,604
Prepaid expenses and other......................................................                  52                 1,124
Property and equipment, net of accumulated depreciation of $286 and $6,099......                 296                 8,032
Deferred income taxes...........................................................                   -                 7,190
Goodwill, net of accumulated amortization of $2,511.............................                   -                46,240
Other assets....................................................................                   -                     2
                                                                                       -------------          ------------
    Total Assets................................................................               4,443               103,192
                                                                                       -------------          ------------
LIABILITIES
Short term debt.................................................................                   -                     3
Accounts payable................................................................                 293                 7,505
Accrued compensation............................................................               1,348                10,601
Other current liabilities.......................................................               2,802                   362
                                                                                       -------------          ------------
    Total Liabilities ..........................................................               4,443                18,471
                                                                                       -------------          ------------
Net assets of discontinued operations...........................................       $           -          $     84,721
                                                                                       =============          ============

                      COTELLIGENT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)


SUMMARY OF OPERATING RESULTS OF DISCONTINUED OPERATIONS:


                                                             NINE MONTHS ENDED              YEAR ENDED MARCH 31,
                                                                DECEMBER 31,           ---------------------------------
                                                                    2000                      2000            1999
                                                            ----------------------     -----------------   -------------
Revenues..............................................          $  69,528                $  233,278          $  238,496
Cost of services......................................             51,464                   174,289             175,529
                                                                ---------                ----------          ----------
    Gross profit......................................             18,064                    58,989              62,967
Impairment of long-lived assets.......................                  -                    20,000                   -
Restructuring charge..................................               (790)                    4,920                   -
Selling, general and administrative expenses..........             13,511                    46,182              40,686
Depreciation and amortization of goodwill.............                916                     3,293               2,319
                                                                ---------                ----------          ----------
    Operating income (loss)...........................              4,427                   (15,406)             19,962
Other income (expense)................................                 18                        37                 (47)
                                                                ---------                ----------          ----------
Income (loss) before provision for income taxes.......              4,445                   (15,369)             19,915
Provision (benefit) for income taxes..................              1,556                    (5,379)              7,989
                                                                ---------                ----------          ----------
Income (loss) from discontinued operations............          $   2,889                $   (9,990)         $   11,926
                                                                =========                ==========          ==========

On June 30, 2000, the Company sold the majority of its IT staff augmentation business for $116,495 and the assumption of certain liabilities totaling approximately $10,000. The Company agreed to assist the acquiring company for up to one year following the close of the sale, which includes maintaining certain computer systems. The Company also took responsibility and has reserves for certain aged receivables greater than 90 days. In addition, Cotelligent is still the lessee under certain leases on property.

On July 14, 2000, the Company sold its staff augmentation operations in Orlando for a cash payment of $650 and approximately $385 of assumed liabilities. The Company has written down the remaining net assets related to this sale, including goodwill, to zero during the quarter ended June 30, 2000.

On October 31, 2000, the Company sold its international IT staff augmentation business, Global Resources, for a secured promissory note of $4,459 bearing interest at 9.5% and payable over five years. Management has written down the net assets related to this operation, including goodwill, to zero during the quarter ended June 30, 2000 based on the preliminary estimate of the entity's net realizable value prior to the sale.

The Company anticipates that it will dispose of the remaining IT staff augmentation business in discontinued operations prior to December 31, 2001. The Company has written down the remaining value of the net assets, including goodwill, of this discontinued business to zero based on management's estimate of the entity's on-going net realizable value during the quarter ended June 30, 2000.

The net gain on the disposal of the IT staff augmentation businesses was $9,963 for the nine months ended December 31, 2000.

                      COTELLIGENT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)


In connection with accounting for the sale of the discontinued operations the Company accrued costs related to the divestiture program including expense of sale, estimated closure costs and the write-down of operating assets to zero. A summary of the originally accrued liabilities and activities through December 31, 2000 is as follows:

                                                                                DIVESTITURE ACCRUED
                                                                                   LIABILITIES

Accrued liabilities established upon recording the sale of the majority of
 the IT staff augmentation business........................................              $ 5,084
Change in book value of discontinued operations through December 31,
 2000......................................................................                 (676)
Expenses paid out subsequent to June 30 related to divestiture.............               (2,908)
                                                                                ----------------
Balance, December 31, 2000.................................................              $ 1,500
                                                                                ================

NOTE 12 - LEASE COMMITMENTS

Cotelligent leases various office space and certain equipment under noncancelable lease agreements which expire at various dates.

Future minimum rental payments under such leases at December 31, 2000 for the Company's continuing operations are as follows.

                                                       OPERATING LEASES
                                                       ----------------

2001................................................      $ 3,844
2002................................................        2,823
2003................................................        2,258
2004................................................        1,730
2005................................................          773
Thereafter..........................................           33
                                                          -------
Total minimum lease payments........................       11,461
Less: Sublease payment due Cotelligent..............       (2,377)
                                                          -------
Net minimum lease payments..........................      $ 9,084
                                                          =======

Rental expense under these leases for the nine months ended December 31, 2000 and the years ended March 31, 2000 and 1999 was $3,061, $3,126 and $2,418, and respectively.

NOTE 13 - EMPLOYEE BENEFIT PLANS

Long-Term Incentive Plan

The Company maintains the 1998 Long-Term Incentive Plan (the "1998 Plan") and the 2000 Long-Term Incentive Plan (the "2000 Plan"). The 1998 Plan was adopted as a replacement to the Company's 1995 Long-Term Incentive Plan (the "1995 Plan"). No further awards may be granted under the 1995 Plan, although awards granted prior to the adoption of the 1998 Plan remain outstanding under the 1995 Plan in accordance with their terms. The 2000 Plan is similar to the 1998 Plan, except that (i) awards under the 2000 Plan are to be made primarily to employees who are not officers or directors, (ii) the 2000 Plan does not contain a limit as to the number of shares that may be subject to outstanding awards granted either individually or in the aggregate (whereas the 1998 Plan contains 750,000 per individual annual limit, and aggregate limit of 18% of total outstanding shares), and (iii) incentive stock options (ISOs) cannot be granted under the 2000 Plan. Of the non-qualified options granted to date, a majority are generally exercisable beginning one year from the date of the grant in cumulative

                      COTELLIGENT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except share data)

yearly amounts of 25% to 33% of the shares under option and generally expire ten years from the date of the grant. Under the provisions of the plans, stock-based awards are granted at terms and prices determined by the Long-Term Incentive Plan Committee as defined in each plan.

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

                                                                                                WEIGHTED
                                               NUMBER OF              OPTION PRICE              AVERAGE               EXPIRATION
                                                 SHARES             RANGE PER SHARE           EXERCISE PRICE             DATE
                                          ----------------       -------------------       -------------------      ---------------
Outstanding at March 31, 1998.......             1,411,427             $2.70 -$29.00             $16.41               2006 - 2008
 Granted............................             1,339,680             $1.54 -$29.00             $15.97               2008 - 2009
 Exercised .........................               (51,207)            $1.54 -$20.00             $11.12               2006 - 2008
 Cancelled .........................              (125,008)            $1.54 -$29.00             $19.10               2006 - 2008
                                           ---------------
Outstanding at March 31, 1999.......             2,574,892             $1.54 -$29.00             $16.16               2006 - 2009
 Granted............................               341,425             $4.00 - $6.13             $ 5.02               2006 - 2010
 Exercised .........................               (45,808)            $1.54 - $9.00             $ 2.60               2006 - 2009
 Cancelled .........................              (980,216)            $1.54 -$29.00             $17.09               2006 - 2010
                                          ----------------
Outstanding at March 31, 2000.......             1,890,293             $1.54 -$29.00             $13.99                  2010
 Granted............................             1,459,965             $2.56 - $6.69             $ 4.25                  2010
 Exercised .........................                  (900)                $1.54                 $ 1.54                  2009
 Cancelled .........................            (1,150,642)            $3.44 -$29.00             $10.32               2006 - 2010
                                          ----------------
Outstanding at Dec. 31, 2000........             2,198,716             $1.54 -$29.00             $ 9.37               2006 - 2010

The following table summarizes information concerning outstanding and exercisable options at December 31, 2000:


                                            WEIGHTED
                                            AVERAGE        WEIGHTED                      WEIGHTED
      RANGE OF             NUMBER OF       REMAINING       AVERAGE       NUMBER OF       AVERAGE
      EXERCISE              OPTIONS       CONTRACTUAL      EXERCISE       OPTIONS       EXERCISE
       PRICE              OUTSTANDING       LIFE            PRICE       EXERCISABLE      PRICE
     -------------        -----------     -----------     ---------     -----------    ---------

     $ 1.54-$10.00         1,286,929           9.13        $ 4.49         274,514       $ 6.14
     $11.88-$18.81           524,923           7.45        $13.89         376,238       $13.98
     $19.00-$29.00           386,864           6.30        $19.50         353,760       $19.34
     -------------         ---------           ----        ------       ---------       ------
     $ 1.54-$29.00         2,198,716           8.23        $ 9.37       1,004,512       $13.72
                           =========                                    =========

Exercisable options at December 31, 2000, March 31, 2000 and 1999 were 1,004,512, 943,571 and 1,061,258 at exercise prices between $1.54 and $29.00, and weighted average exercise prices of $13.72, $15.79 and $15.43, respectively.

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and the Company continues to apply the provisions of APB Opinion 25 and

                      COTELLIGENT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)


FASB interpreted No. 44 in accounting for its employee stock option plans. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing ("Black-Scholes") model with the following weighted average assumptions for the nine months ended December 31, 2000 and the years ended March 31, 2000 and 1999, respectively: (1) risk-free interest rates of 4.77%, 6.04% and 4.65%, (2) a dividend yield of 0%, (3) volatility factors of the expected market price of the Company's common stock of 106%, 89% and 58% and
(4) a weighted average expected life of 4.61 years, 4.8 years and 4.8 years. The weighted average fair values of options granted during the nine months ended December 31, 2000 and the years ended March 31, 2000 and 1999 were $2.74, $3.62 and $10.37 per share, respectively.

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

For purposes of pro forma disclosure, the estimated fair value of options is amortized to expense over the options' vesting period. If the Company had elected to recognize compensation expense for options granted during the nine months ended December 31, 2000 and the years ended March 31, 2000 and 1999 based on the fair value as described in SFAS No. 123, net income (loss) and earnings per share would have been changed to the pro forma amounts indicated below.


                                     NINE MONTHS ENDED                         YEAR ENDED MARCH 31,
                                        DECEMBER 31,               -----------------------------------------------
                                           2000                            2000                     1999
                               ------------------------------      ----------------------   ----------------------

                                      As          Pro                   As          Pro          As          Pro
                                  Reported       Forma               Reported      Forma       Reported     Forma
                               ------------    -----------          ----------    -------     ----------   -------
Income (loss) from continuing
   operations                      $(55,036)     $(61,166)         $ (8,653)      $(12,771)     $ 3,390    $  (208)
Net income (loss)                   (42,184)      (48,314)          (18,643)       (22,761)      15,316     11,718
Earnings (loss) per share:
    Basic --
      Income (loss) from
        continuing operations       (3.61)        (4.02)              (0.60)         (0.89)        0.24      (0.01)

        Net income (loss)             (2.77)        (3.17)            (1.30)         (1.59)        1.09       0.83
    Diluted --
      Income (loss) from
        continuing operations         (3.61)        (4.02)            (0.60)         (0.89)        0.24     (0.01)
    Net income (loss)                 (2.77)        (3.17)            (1.30)         (1.59)        1.08      0.83

Employee Stock Purchase Plan

The Company's Employee Stock Purchase Plan (the "ESPP") allows eligible employees to purchase shares of the Company's Common Stock at a price equal to 85% of the lower of the closing market price on the first or last trading day of the ESPP's quarter. A total of 950,000 shares of Common Stock have been reserved for issuance under the ESPP. During nine months ended December 31, 2000 and the years ended March 31, 2000 and 1999 employees purchased 101,719, 318,802 and 71,689 shares for aggregate proceeds to the Company of $395, $1,251 and $1,080, respectively.

                      COTELLIGENT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)



401(k) Plan

The Company sponsors the Cotelligent, Inc. 401(k) Retirement Saving Plan (the "401(k) Plan") for the benefit of all employees upon date of hire. The 401(k) Plan is funded by employee payroll deductions. The Company has the option to contribute to the 401(k) Plan on the employee's behalf, and on October 1, 1999, it commenced a matching program whereby the Company contributes 25% of an employee's first 4% of salary deferral to the 401(k) Plan. Matching contributions vest over a four-year period. The Company contributed $152 and $503, respectively, in connection with the matching program during the nine months ended December 31, 2000 and the year ended March 31, 2000. The Company did not make contributions to the 401(k) Plan for the fiscal year ended March 31, 1999.

Leveraged Stock Purchase Plan

In 1999, the stockholders approved the Cotelligent, Inc. 1999 Leveraged Stock Purchase Plan (the "LSPP") which authorizes the purchase of shares of Common Stock by eligible employees who are selected by the Compensation Committee of the Board of Directors (the "Committee") to participate in the LSPP on terms and conditions determined by the Committee.

Subsequent to the LSPP's inception through December 31, 2000, 1,741,842 shares were issued under the LSPP resulting in notes receivable from stockholders for $6,368, which is included as a component of stockholders' equity. The notes receivable (1) include varying rates of interest; (2) are secured by the pledge of Cotelligent stock issued; (3) are full recourse as to the employee, except that in the case of death, disability, termination by the Company without cause or a change of control of the Company, where recourse against the employees is limited to the pledged stock; and (4) have a term of five years from date of issuance, provided that if the stock is sold, the loan shall be prepaid, and if the stock is not sold, the loan may not be prepaid. The stock issued under the LSPP is restricted from sale in the open market for a period of two years from the date of issuance, provided, however, that in the case of death, disability, termination by the Company without cause or change of control of the Company, the stock may be sold and the proceeds used to repay the loan.

NOTE 14 - STOCKHOLDERS' EQUITY

Preferred Stock

The Company has authorized 500,000 shares of one class of $0.01 par value Preferred Stock. The Board of Directors has authority, without further vote or action by stockholders, to issue the shares, fix the number of shares and change the number of shares constituting any series, and to provide for or change the voting powers, designations, preferences and relative, participating, optional or other special rights, qualifications, limitations or restrictions thereof, including dividend rights (and whether dividends are cumulative), dividend rates, terms of redemption (including sinking fund provisions), a redemption price or prices, conversion rights and liquidation preferences of the shares constituting any class or series of the Preferred Stock. No Preferred Stock was outstanding at December 31, 2000 or March 31, 2000. The Company has no current plans to issue any shares of Preferred Stock.

Common Stock

The Company has authorized 100,000,000 shares of one class of $0.01 par value Common Stock. The holders of Common Stock are entitled to one vote for each share on all matters voted upon by stockholders, including the election of the directors. At December 31, 2000 and March 31, 2000, there were respectively 15,349,630 and 15,065,400 shares of Common Stock outstanding. In May 1998, the Company registered 4 million shares of its Common Stock to be used in connection with merger and acquisition activities. The Company repurchased 238,400 and 1,761,600 shares of its Common Stock during the fiscal years ended March 31, 2000 and 1999, respectively. In addition, the Company negotiated the return of 469,209 shares of Common Stock from the original seller of its Orlando operations pursuant to terms in the original purchase agreement.

                      COTELLIGENT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)

Anti-takeover Provisions

The Company has a stockholder rights plan in effect (the "Rights Plan"). Under the terms of the Rights Plan, the holders of the Common Stock received one preferred share purchase right, (each, a "Right") as a dividend for each share of Common Stock held as of the close of business on September 24, 1997. Each Right entitles the holder to buy 1/10,000 of a share of Series A Junior Preferred Stock of the Company at an exercise price of $90.00. Further, each Right gives the holder the right to buy Common Stock of the Company having twice the value of the exercise price of the Rights if a person or group acquires beneficial ownership of 20% or more of the Common Stock or commences a tender or exchange offer that would result in such a person or group owning 20% or more of the Common Stock. In addition, the Board of Directors of the Company is empowered to issue up to 500,000 shares of preferred stock, and to determine the price, rights, preferences and privileges of such shares, without any further stockholder action. The existence of the Rights Plan and this "blank check" preferred stock may have the effect of delaying, discouraging, inhibiting, preventing or rendering more difficult an attempt to obtain control of the Company by means of a tender offer, merger, proxy contest or otherwise. In addition, this "blank check" preferred stock, or any issuance thereof, may have an adverse effect on the market price of the Common Stock. The Company's Certificate of Incorporation provides for a "staggered" Board of Directors, which may also have the effect of inhibiting a change of control of the Company and may have an adverse effect on the market price of the Common Stock.

NOTE 15 - EARNINGS PER SHARE

Earnings per share is as follows:

                                                                  FOR THE NINE MONTHS ENDED DECEMBER 31, 2000
                                                      ----------------------------------------------------------------
                                                                                                            PER SHARE
                                                               INCOME                  SHARES                AMOUNT
                                                      ----------------------------------------------------------------
BASIC/DILUTED EARNINGS (LOSS) PER SHARE-
Loss from continuing operations                                   $(55,036)            15,230,969               $(3.61)
Income from discontinued operations                                 12,852             15,230,969                 0.84
                                                                 ---------             ----------               ------
Net loss applicable to common stockholders                        $(42,184)            15,230,969               $(2.77)

     The effect of options issued to directors and employees has not been considered in the diluted earnings per share calculation due to the loss position of the Company's continuing operations for the nine months ended
     December 31, 2000.   As such, there is no difference between the basic and
     diluted loss per share calculations.



                                                                       FOR THE YEAR ENDED MARCH 31, 2000
                                                      ----------------------------------------------------------------
                                                                                                            PER SHARE
                                                               INCOME                  SHARES                AMOUNT
                                                      ----------------------------------------------------------------
BASIC/DILUTED EARNINGS (LOSS) PER SHARE-
Loss from continuing operations                                   $ (8,653)            14,298,693               $(0.60)
Loss from discontinued operations                                   (9,990)            14,298,693                (0.70)
                                                                  --------                                      ------
Net loss applicable to common stockholders                        $(18,643)            14,298,693               $(1.30)

     The effect of options issued to directors and employees has not been considered in the diluted earnings per share calculation due to the loss position of the Company's continuing operations for the year ended March 31, 2000. As such, there is no difference between the basic and diluted loss per share calculations.

                      COTELLIGENT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)


                                                                       FOR THE YEAR ENDED MARCH 31, 1999
                                                      ----------------------------------------------------------------
                                                                                                           PER SHARE
                                                              INCOME                  SHARES                AMOUNT
                                                      ----------------------------------------------------------------
BASIC EARNINGS (LOSS) PER SHARE-
Income from continuing operations                                  $ 3,390            14,078,068                 $0.24
Income from discontinued operations                                 11,926            14,078,068                 $0.85
                                                                   -------                                       -----
Net income available to common stockholders                        $15,316            14,078,068                 $1.09

DILUTED EARNINGS (LOSS) PER SHARE-
Income from continuing operations                                  $ 3,390            14,236,786                 $0.24
Income from discontinued operations                                 11,926            14,236,786                  0.84
                                                                   -------                                       -----
Net income available to common stockholders
    Plus assumed conversions                                       $15,316            14,236,786                 $1.08


    Share amounts used in the diluted earnings per share calculation reflect the effect of options issued to directors and employees.

Options to purchase common shares of 2,198,716, 1,544,843 and 1,255,057 were excluded from the computation of diluted earnings per share for the nine months ended December 31, 2000 and for the fiscal years ended March 31, 2000 and 1999, respectively, as the options' exercise price was greater than the market price of the common shares for the respective periods.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

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

NOTE 17 - SEGMENT INFORMATION

During the year ended March 31, 2000, the Company streamlined its operations into two operating segments, Professional Services, also known as the IT staff augmentation business, and Technology Solutions. The Company subsequently discontinued the IT staff augmentation business. Accordingly, assets, liabilities, results of operations and cash flows have been segregated and reported as discontinued operations for all periods presented and previously reported results have been restated (see Note 11). Within the Technology Solutions segment, the Company continues to provide consulting services including custom application software development and outsourcing solutions, solutions in conjunction with national partnerships with leading enterprise application software companies, network design, intranet and internet application design

                      COTELLIGENT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)


and development and IT Education. Management has considered the requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", and has determined that the Company has one continuing operating segment; therefore, no additional disclosure has been provided.


NOTE 18-QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                   FOR THE NINE MONTHS ENDED DECEMBER 31, 2000

                                                               FIRST                  SECOND                  THIRD
                                                              QUARTER                 QUARTER                QUARTER
                                                       -----------------       -----------------       ----------------
Revenues..........................................           $    23,753             $    22,475            $    20,064
Gross profit......................................                 7,253                   7,571                  6,584
Income (loss) from continuing operations..........                (5,130)                 (2,856)               (47,050)
Income (loss) from discontinued operations........                 6,011                     148                  6,693
Net income (loss).................................                   881                  (2,708)               (40,357)
Earnings per share:
  Basic -
  Income (loss) from continuing operations .......           $     (0.34)            $     (0.19)           $     (3.07)
  Income (loss) from discontinued operations......                  0.40                    0.01                   0.44
                                                             -----------             -----------            -----------
Net income (loss).................................           $      0.06             $     (0.18)           $     (2.63)
                                                             ===========             ===========            ===========
  Diluted -
  Income (loss) from continuing operations........           $     (0.34)            $     (0.19)           $     (3.07)
  Income (loss) from discontinued operations......                  0.40                    0.01                   0.44
                                                             -----------             -----------            -----------
    Net income (loss).............................           $      0.06             $     (0.18)           $     (2.63)
                                                             ===========             ===========            ===========
Weighted average shares:
  Basic.............................................          15,123,639              15,235,827             15,332,273
                                                             ===========             ===========            ===========
  Diluted...........................................          15,124,960              15,235,827             15,332,273
                                                             ===========             ===========            ===========

                                                                                   FOR THE YEAR ENDED MARCH 31, 2000
                                                          -------------------------------------------------------------------------
                                                               FIRST             SECOND                THIRD          FOURTH
                                                              QUARTER            QUARTER              QUARTER        QUARTER
                                                          --------------     --------------         ----------       --------
Revenues..........................................           $    26,806        $    26,162         $  25,296        $    27,300
Gross profit......................................                 9,750              8,945             8,311              8,563
Income (loss) from continuing operations..........                  (940)            (1,672)           (2,753)            (3,288)
Income (loss) from discontinued operations........               (15,394)             1,751             1,409              2,244
Net income (loss).................................               (16,334)                79            (1,344)            (1,044)
Earnings per share:
  Basic -
  Income (loss) from continuing operations .......           $     (0.07)       $     (0.12)      $     (0.18)       $     (0.22)
  Income (loss) from discontinued operations......                 (1.14)              0.13              0.09               0.15
                                                             -----------        -----------       -----------        -----------
Net income (loss).................................           $     (1.21)       $      0.01       $     (0.09)       $     (0.07)
                                                             ===========        ===========       ===========        ===========
  Diluted -
  Income (loss) from continuing operations........           $     (0.07)       $     (0.12)      $     (0.18)       $     (0.22)
  Income (loss) from discontinued operations......                 (1.14)              0.13              0.09               0.15
                                                             -----------        -----------       -----------        -----------
    Net income (loss).............................           $     (1.21)       $      0.01       $     (0.09)       $     (0.07)
                                                             ===========        ===========       ===========        ===========
Weighted average shares:
  Basic...........................................            13,461,007         13,565,326        15,167,742         15,001,429
                                                             ===========        ===========       ===========        ===========
  Diluted.........................................            13,461,007         13,573,264        15,167,742         15,001,429
                                                             ===========        ===========       ===========        ===========

                      COTELLIGENT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)


NOTE 19 - RELATED PARTY TRANSACTIONS

Notes Receivable. The Company has notes receivable from certain Officers of the Company, primarily to accommodate relocation assistance and to cover margin calls made on brokerage accounts that are secured by shares in the Company. The notes include varying rates of interest and terms of repayment. The notes are due on demand and the notes covering the margin calls are subject to a repayment schedule indexed to the market price of the Company's Common Stock.

NOTE 20 - EVENT SUBSEQUENT TO DATE OF AUDITORS' REPORT

On March 9, 2001 the Company notified all option holders under the Long-Term Incentive Plan of a stock option exchange program. The exchange program was developed as a way to bring the option exercise prices back in line with the market price for the Company's Common Stock. Completely voluntary on the part of the option holder, the program allows the option holder to exchange existing stock option grants for a new option grant. Election to participate in the program must be made by March 16, 2001. New option grants will be issued, based on the closing price of the Company's Common Stock on September 21, 2001.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III
                                    --------

Item 10 - Directors and Executive Officers of the Registrant.

The information called for by Item 10 with respect to identification of directors and executive officers of the Company is incorporated herein by reference to the material under the captions "Election of Directors" and "Other Executive Officers of the Company" in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year (the "Proxy Statement").

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

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of the Annual Report on Form 10-K:

  1.   Financial Statements                              Form 10-K Page No.
       --------------------                              ------------------

    Report of Independent Public Accountants                    20

    Consolidated Balance Sheets at December 31, 2000 and
        March 31, 2000                                          21

    Consolidated Statements of Operations for the nine months
        ended December 31, 2000 and the years ended
        March 31, 2000 and 1999                                 22

    Consolidated Statements of Stockholders' Equity for the
        nine months ended December 31, 2000 and the years
        ended March 31, 2000 and 1999                           23

    Consolidated Statements of Cash Flows for the nine months
        ended December 31, 2000 and the years ended
        March 31, 2000 and 1999                                24-25

    Notes to Consolidated Financial Statements                 26-43

  2.  The following is a list of all Exhibits filed as part of this report.
      Exhibit 11.1 is omitted because the information is included in Note 15 to Consolidated Financial Statements, page 40.


EXHIBIT NO.                                             DESCRIPTION
-----------                                             -----------

  3.1 Certificate of Incorporation of Cotelligent Group, Inc. (Exhibit 3.1 of the Company's Registration Statement on Form S-1 (File No. 33-80267), effective February 9, 1996, is hereby incorporated by reference)

  3.2 Amended and Restated By-Laws of Cotelligent, Inc. (Exhibit 4.1 of the Company's Registration Statement on Form S-8 (File No. 333-67589), filed with the SEC on November 19, 1998, is hereby incorporated by reference)

  3.3 Certificate of Amendment of Certificate of Incorporation of Cotelligent Group, Inc. (Exhibit 3.3 of the Company's Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on June 29, 1999, is hereby incorporated by reference)

  4.1 Form of certificate evidencing ownership of Common Stock of Cotelligent Group, Inc. (Exhibit 4.1 of the Company's Registration Statement on Form S-1 (File No. 33-80267), effective February 9, 1996, is hereby incorporated by reference)

  4.2     Rights Agreement, dated as of September 24, 1997, between
          Cotelligent Group, Inc. and BankBoston, N.A. (Exhibit 4.1 of the Company's Form 8-K (File No. 0-27412), filed with the SEC on September 24, 1997, is hereby incorporated by reference)

 10.1 Amended and Restated Employment Agreement, dated as of January 5, 2000, between Cotelligent, Inc. and James R. Lavelle (Exhibit 10.1 of the Company's Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on July 14, 2000, is hereby incorporated by reference)*

10.2 Amended and Restated Employment Agreement, dated as of January 25, 2000, between Cotelligent, Inc. and Daniel E. Jackson (Exhibit 10.2 of the Company's Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on July 14, 2000, is hereby incorporated by reference)*

10.3 Employment Agreement, dated as of April 1, 2000, between Cotelligent, Inc. and Howard Warner (Exhibit 10.3 of the Company's Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on July 14, 2000, is hereby incorporated by reference)*

10.4 Divestiture Agreement, dated as of April 1, 2000, between Cotelligent, Inc. and Howard Warner (Exhibit 10.4 of the Company's Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on July 14, 2000, is hereby incorporated by reference)*

10.5 Employment Agreement, dated as of January 4, 1999, between Cotelligent, Inc. and Richard M. Hirsh (Exhibit 10.5 of the Company's Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on July 14, 2000, is hereby incorporated by reference)*

10.6 Long-Range Bonus Incentive Plan, effective as of November 18, 1999, among Cotelligent, Inc., James R. Lavelle and Daniel E. Jackson (Exhibit 10.6 of the Company's Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on July 14, 2000, is hereby incorporated by reference)*

10.7 Employment Agreement, dated as of February 20, 1996, by and among BFR Co., Inc., Cotelligent Group, Inc. and Jeffrey J. Bernardis (Exhibit 10.4 of the Company's Post-Effective Amendment to its Form S-1 on Form S-4 (File No. 333-6086), filed with the SEC on March 19, 1997, is hereby incorporated by reference)*

10.8 Employment Agreement, dated as of January 26, 1998, between Cotelligent Group, Inc. and Herbert D. Montgomery, former Senior Vice President and Chief Financial Officer and Treasurer of the Company who resigned on June 30, 1999 (Exhibit 99 of the Company's Registration Statement on Form 8-K (File No. 0-27412), filed with the SEC on February 4, 1998, is hereby incorporated by reference)*

10.9 Cotelligent 1995 Long-Term Incentive Plan (Exhibit 10.9 of the Company's Registration Statement on Form S-1/A (File No. 33-80267), filed with the SEC on January 24, 1996, is hereby incorporated by reference)*

10.10 Lease Agreement between BFR Properties and BFR Systems, dated as of April 1, 1995, with respect to 7 Clyde Road (Exhibit 10.9 of the Company's Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on June 28, 1996, is hereby incorporated by reference)

10.11 Lease Agreement between BFR Properties and BFR Systems, dated as of April 1, 1995, with respect to 31 Clyde Road (Exhibit 10.10 of the Company's Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on June 28, 1996, is hereby incorporated by reference)

10.12 Amended and Restated Senior Secured Credit Agreement, dated as of March 12, 1999, among Cotelligent, Inc., the Co-Borrowers named therein, the Banks named therein and BankBoston, N.A. (Exhibit 10.12 of the Company's Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on June 29, 1999, is hereby incorporated by reference)

10.13 Cotelligent 1998 Long-Term Incentive Plan (Exhibit 10.13 of the Company's Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on June 29, 1999, is hereby incorporated by reference)*

10.14 Cotelligent, Inc. 1999 Leveraged Stock Purchase Plan (Exhibit 2 of the Company's Schedule 13D (File No. 5-47567), filed with the SEC on January 31, 2000, is hereby incorporated by reference)*

10.15 Forbearance and Reinstatement of Noncompetes Agreement, dated as of May 2, 2000, among Cotelligent USA, Inc., Cotelligent, Inc., E.W. & Associates, Inc., Thomas H. Edwards and Timothy M. Wooten

      (Exhibit 10.1 of the Company's Registration Statement on Form S-3 (File No. 333-37586), filed with the SEC on May 22, 2000, is hereby incorporated by reference)

10.16 Securities Issuance Agreement, dated as of May 2, 2000, between Cotelligent, Inc. and E.W. & Associates, Inc. and/or its assigns (Exhibit
      10.2 of the Company's Registration Statement on Form S-3 (File No. 333-37586), filed with the SEC on May 22, 2000, is hereby incorporated by reference)

10.17 Asset Purchase Agreement, dated as of June 14, 2000, by and among Cotelligent, Inc., Cotelligent U.S.A., Inc. and Comsys Information Technology Services, Inc. (Exhibit 10.3 of the Company's Registration Statement on Form S-3/A (File No. 333-37586), filed with the SEC on June 20, 2000, is hereby incorporated by reference)

10.18 Settlement and Mutual Release, dated as of December 21, 2000, among Comsys Information Technology Services, Inc. and Cotelligent USA, Inc. **

10.19 Cotelligent 2000 Long-Term Incentive Plan* **

21.1  Subsidiaries of the registrant **

23.1  Consent of Arthur Andersen LLP **

24.1  Power of attorney as reflected on signatures page included herewith**

(b)  Reports on Form 8-K
     Current Report on Form 8-K dated December 6, 2000, filed with the SEC on January 3, 2001

* Management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K.

**   Filed herewith.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California on the 30th day of March, 2001.


                                          COTELLIGENT, INC.

                                       By:   /s/ James R. Lavelle
                                             -------------------------
                                             James R. Lavelle
                                             Chief Executive Officer


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

           Signature                                       Capacity                                   Date
           ---------                                       --------                                   ----

/s/ James R. Lavelle
-------------------------------
James R. Lavelle                        Chairman of the Board of Directors, Director,                 March 30, 2001
                                        President and Chief Executive Officer (Principal
                                        Executive Officer)

/s/ Edward E. Faber
-------------------------------
 Edward E. Faber                        Vice Chairman of the Board of Directors                       March 30, 2001

/s/ Daniel E. Jackson
-------------------------------
Daniel E. Jackson                       President, Chief Operating Officer and Director               March 30, 2001

/s/ Curtis J. Parker
-------------------------------
Curtis J. Parker                        Executive Vice President, Chief Financial Officer             March 30, 2001
                                         (Principal Financial and Accounting Officer)

/s/ Anthony M. Frank
-------------------------------
Anthony M. Frank                        Director                                                      March 30, 2001

/S/ B. TOM GREEN
-------------------------------
B. Tom Green                            Director                                                      March 30, 2001

/s/ Harvey L. Poppel
-------------------------------
Harvey L. Poppel                        Director                                                      March 30, 2001

EXHIBIT NO.                                             DESCRIPTION
-----------                                             -----------

 3.1 Certificate of Incorporation of Cotelligent Group, Inc. (Exhibit 3.1 of the Company's Registration Statement on Form S-1 (File No. 33-80267), effective February 9, 1996, is hereby incorporated by reference)

 3.2 Amended and Restated By-Laws of Cotelligent, Inc. (Exhibit 4.1 of the Company's Registration Statement on Form S-8 (File No. 333-67589), filed with the SEC on November 19, 1998, is hereby incorporated by reference)

 3.3  Certificate of Amendment of Certificate of Incorporation of
      Cotelligent Group, Inc. (Exhibit 3.3 of the Company's Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on June 29, 1999, is hereby incorporated by reference)

 4.1 Form of certificate evidencing ownership of Common Stock of Cotelligent Group, Inc. (Exhibit 4.1 of the Company's Registration Statement on Form S-1 (File No. 33-80267), effective February 9, 1996, is hereby incorporated by reference)

 4.2  Rights Agreement, dated as of September 24, 1997, between
      Cotelligent Group, Inc. and BankBoston, N.A. (Exhibit 4.1 of the Company's Form 8-K (File No. 0-27412), filed with the SEC on September 24, 1997, is hereby incorporated by reference)

10.1 Amended and Restated Employment Agreement, dated as of January 5, 2000, between Cotelligent, Inc. and James R. Lavelle (Exhibit 10.1 of the Company's Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on July 14, 2000, is hereby incorporated by reference)*


10.2 Amended and Restated Employment Agreement, dated as of January 25, 2000, between Cotelligent, Inc. and Daniel E. Jackson (Exhibit 10.2 of the Company's Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on July 14, 2000, is hereby incorporated by reference)*

10.3 Employment Agreement, dated as of April 1, 2000, between Cotelligent, Inc. and Howard Warner (Exhibit 10.3 of the Company's Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on July 14, 2000, is hereby incorporated by reference)*

10.4 Divestiture Agreement, dated as of April 1, 2000, between Cotelligent, Inc. and Howard Warner (Exhibit 10.4 of the Company's Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on July 14, 2000, is hereby incorporated by reference)*

10.5 Employment Agreement, dated as of January 4, 1999, between Cotelligent, Inc. and Richard M. Hirsh (Exhibit 10.5 of the Company's Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on July 14, 2000, is hereby incorporated by reference)*

10.6 Long-Range Bonus Incentive Plan, effective as of November 18, 1999, among Cotelligent, Inc., James R. Lavelle and Daniel E. Jackson (Exhibit 10.6 of the Company's Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on July 14, 2000, is hereby incorporated by reference)*

10.7 Employment Agreement, dated as of February 20, 1996, by and among BFR Co., Inc., Cotelligent Group, Inc. and Jeffrey J. Bernardis (Exhibit 10.4 of the Company's Post-Effective Amendment to its Form S-1 on Form S-4 (File No. 333-6086), filed with the SEC on March 19, 1997, is hereby incorporated by reference)*

10.8 Employment Agreement, dated as of January 26, 1998, between Cotelligent Group, Inc. and Herbert D. Montgomery, former Senior Vice President and Chief Financial Officer and Treasurer of the Company who resigned on June 30, 1999 (Exhibit 99 of the Company's Registration Statement on Form 8-K (File No. 0-27412), filed with the SEC on February 4, 1998, is hereby incorporated by reference)*

10.9 Cotelligent 1995 Long-Term Incentive Plan (Exhibit 10.9 of the Company's Registration Statement on Form S-1/A (File No. 33-80267), filed with the SEC on January 24, 1996, is hereby incorporated by reference)*

10.10 Lease Agreement between BFR Properties and BFR Systems, dated as of April 1, 1995, with respect to 7 Clyde Road (Exhibit 10.9 of the Company's Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on June 28, 1996, is hereby incorporated by reference)

10.11 Lease Agreement between BFR Properties and BFR Systems, dated as of April 1, 1995, with respect to 31 Clyde Road (Exhibit 10.10 of the Company's Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on June 28, 1996, is hereby incorporated by reference)

10.12 Amended and Restated Senior Secured Credit Agreement, dated as of March 12, 1999, among Cotelligent, Inc., the Co-Borrowers named therein, the Banks named therein and BankBoston, N.A. (Exhibit 10.12 of the Company's Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on June 29, 1999, is hereby incorporated by reference)

10.13 Cotelligent 1998 Long-Term Incentive Plan (Exhibit 10.13 of the Company's Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on June 29, 1999, is hereby incorporated by reference)*

10.14 Cotelligent, Inc. 1999 Leveraged Stock Purchase Plan (Exhibit 2 of the Company's Schedule 13D (File No. 5-47567), filed with the SEC on January 31, 2000, is hereby incorporated by reference)*

10.15 Forbearance and Reinstatement of Noncompetes Agreement, dated as of May 2, 2000, among Cotelligent USA, Inc., Cotelligent, Inc., E.W. & Associates, Inc., Thomas H. Edwards and Timothy M. Wooten

      (Exhibit 10.1 of the Company's Registration Statement on Form S-3 (File No. 333-37586), filed with the SEC on May 22, 2000, is hereby incorporated by reference)

10.16 Securities Issuance Agreement, dated as of May 2, 2000, between Cotelligent, Inc. and E.W. & Associates, Inc. and/or its assigns (Exhibit
      10.2 of the Company's Registration Statement on Form S-3 (File No. 333-37586), filed with the SEC on May 22, 2000, is hereby incorporated by reference)

10.17 Asset Purchase Agreement, dated as of June 14, 2000, by and among Cotelligent, Inc., Cotelligent U.S.A., Inc. and Comsys Information Technology Services, Inc. (Exhibit 10.3 of the Company's Registration Statement on Form S-3/A (File No. 333-37586), filed with the SEC on June 20, 2000, is hereby incorporated by reference)

10.18 Settlement and Mutual Release, dated as of December 21, 2000, among Comsys Information Technology Services, Inc. and Cotelligent USA, Inc. **

10.19 Cotelligent 2000 Long-Term Incentive Plan* **

21.1  Subsidiaries of the registrant **

23.1  Consent of Arthur Andersen LLP **

24.1  Power of attorney as reflected on signatures page included herewith**

(b)  Reports on Form 8-K
     Current Report on Form 8-K dated December 6, 2000, filed with the SEC on January 3, 2001

* Management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K.

**   Filed herewith.