Form 10-Q
period 2001-03-31
COTELLIGENT INC
filed 2001-05-14
CIK 1004963

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       OR

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

                        Commission File Number 0-27412

                               COTELLIGENT, INC.
            (Exact name of registrant as specified in its charter)

         DELAWARE                                        94-3173918
(State of other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

    44 MONTGOMERY STREET, SUITE 4050
       SAN FRANCISCO, CALIFORNIA                           94104
(Address of principal executive offices)                 (Zip Code)

                                (415) 439-6400
             (Registrant's telephone number, including area code)


                       101 CALIFORNIA STREET, SUITE 2050
                        SAN FRANCISCO, CALIFORNIA 94111
       (Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
               ----------


 At May 10, 2001, there were 15,347,942 shares of common stock outstanding.

================================================================================

                               COTELLIGENT, INC.

                                     INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS                                              PAGE
                                                                          ----
Cotelligent, Inc.
     Consolidated Balance Sheets at March 31, 2001 (Unaudited) and
      December 31, 2000                                                     3
     Consolidated Statements of Operations for the Three Months Ended
        March 31, 2001 and 2000 (Unaudited)                                 4
     Consolidated Statements of Cash Flows for the Three Months Ended
        March 31, 2001 and 2000 (Unaudited)                                 5
     Notes to Consolidated Financial Statements (Unaudited)                 6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                           9

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         11

                          PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                   12

SIGNATURES                                                                 13

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       COTELLIGENT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)


                                                                                  MARCH 31,                  DECEMBER 31,
                                                                                     2001                        2000
                                                                         -----------------------       ---------------------
                                                                                (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents...................................                     $ 26,600                    $ 26,500
    Accounts receivable, including unbilled accounts of $3,520 and $4,043 and net of allowance for doubtful
            accounts of $2,455 and $2,615, respectively.......                       12,657                      19,229
    Deferred income taxes.....................................                        1,435                       1,435
  Notes receivable from officers and related party............                        1,708                       1,703
  Prepaid expenses and other current assets...................                        2,605                       1,916
                                                                                   --------                   ---------
     Total current assets.....................................                       45,005                      50,783
Property and equipment, net...................................                        6,246                       6,761
Note receivable from acquirer of discontinued operation.......                        4,459                       4,459
Investment....................................................                        2,086                       2,047
Other assets..................................................                          416                         664
                                                                                   --------                   ---------
     Total assets.............................................                     $ 58,212                    $ 64,714
                                                                                   ========                    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt and current maturities of long-term debt....                     $    227                    $    212
  Accounts payable............................................                        1,962                       2,047
  Accrued compensation and related payroll liabilities........                        4,788                       5,826
  Income taxes payable........................................                          749                         748
    Obligations related to acquired/sold businesses...........                        3,508                       3,125
    Restructuring liabilities.................................                        1,031                       2,136
  Other accrued liabilities...................................                        2,595                       3,182
                                                                                   --------                    --------
     Total current liabilities................................                       14,860                      17,276
Long-term debt................................................                        1,000                       1,000
Deferred tax liabilities......................................                        1,435                       1,435
Other liabilities.............................................                           37                           -
                                                                                   --------                    --------
     Total liabilities........................................                       17,332                      19,711
                                                                                   --------                    --------
Stockholders' equity:
  Preferred Stock, $0.01 par value; 500,000 shares
   authorized, no shares issued or outstanding................                            -                           -
  Common Stock, $0.01 par value; 100,000,000 shares
   authorized, 15,347,942 and 15,349,630 shares issued and
   outstanding, respectively..................................                          153                         153
  Additional paid-in capital..................................                       86,839                      86,866
  Notes receivable from stockholders..........................                       (6,193)                     (6,368)
  Retained earnings...........................................                      (39,919)                    (35,648)
                                                                                   --------                    --------
     Total stockholders' equity...............................                       40,880                      45,003
                                                                                   --------                    --------
     Total liabilities and stockholders' equity...............                     $ 58,212                    $ 64,714
                                                                                   ========                    ========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                       COTELLIGENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except share data)
                                  (Unaudited)

                                                                                              THREE MONTHS ENDED MARCH 31,
                                                                                       -------------------------------------------
                                                                                            2001                           2000
                                                                                       -------------                     ---------
Revenues..............................................................                 $    16,022                     $    27,300
Cost of services......................................................                      11,282                          18,737
                                                                                       -----------                     -----------
Gross profit..........................................................                       4,740                           8,563
Selling, general and administrative expenses..........................                       8,859                          11,486
Depreciation and amortization.........................................                         676                             853
                                                                                       -----------                     -----------
Operating loss........................................................                      (4,795)                         (3,776)
Other income(expense):
  Interest expense....................................................                          (1)                         (1,387)
  Interest income.....................................................                         485                             107
  Other...............................................................                          46                              (2)
                                                                                       -----------                     -----------
Total other income (expense)..........................................                         530                          (1,282)
                                                                                       -----------                     -----------
Loss from continuing operations before income Taxes..................                       (4,265)                         (5,058)
Income tax benefit....................................................                           -                           1,770
                                                                                       -----------                     -----------
Loss from continuing operations.......................................                      (4,265)                         (3,288)
Operating income (loss) from discontinued operations net of income
 taxes................................................................                          (6)                          2,244
                                                                                       -----------                     -----------
Net loss..............................................................                 $    (4,271)                    $    (1,044)
                                                                                       ===========                     ===========
Basic and diluted earnings per share:
  Loss from continuing operations.....................................                 $     (0.28)                    $     (0.22)
  Income from discontinued operations.................................                           -                            0.15
                                                                                       -----------                     -----------
Net loss..............................................................                 $     (0.28)                    $     (0.07)
                                                                                       ===========                     ===========
Basic and diluted weighted average number of shares
  outstanding.........................................................                  15,349,060                      15,001,429

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                       COTELLIGENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                             THREE MONTHS ENDED MARCH 31,
                                                                          -----------------------------------------
                                                                             2001                  2000
                                                                          ----------          -----------
Cash flows from operating activities:
  Net loss......................................................            $(4,271)              $(1,044)
  Adjustments to reconcile net loss to net cash
   used for operating activities:
     Operating (income) loss from discontinued operations.......                  6                (2,244)
     Equity income from investments.............................                (39)                    -
     Depreciation and amortization..............................                676                   853
     Deferred income taxes, net.................................                  -                 8,153
     Provision for doubtful accounts............................                676                   377
     Changes in current assets and liabilities:
       Accounts receivable, net.................................              5,896                (5,956)
       Prepaid expenses and other current assets................               (446)                  531
       Accounts payable and accrued expenses....................             (2,778)               (5,206)
       Income taxes payable.....................................                  1                    20
     Changes in other assets....................................                  -                   (19)
                                                                         ---------             ----------
Cash used for operating activities.............................               (279)                (4,535)
Cash flows used for investing activities:
Purchases of property and equipment............................               (161)                  (871)
                                                                         ---------             ----------
Cash used for investing activities.............................               (161)                  (871)
Cash flows provided by financing activities:
Borrowing under Credit Agreement...............................                  -                    599
Borrowing (payments) on capital lease obligations..............                 15                     (4)
Net proceeds on issuance of stock..............................                148                    460
Repurchase of common stock.....................................                  -                   (242)
                                                                         ---------             ----------
Cash provided by financing activities..........................                163                    813
Cash flows provided by discontinued operations:
Cash provided by discontinued operations.......................                377                  7,712
                                                                         ---------             ----------
Net increase in cash...........................................                100                  3,119
Cash at beginning of period....................................             26,500                  1,675
Cash at end of period..........................................          $  26,600             $    4,794
                                                                         =========             ==========
Supplemental disclosures of cash flow information:
Interest paid..................................................          $       1             $    1,157
Income taxes paid (refunded)...................................          $      20             $   (1,503)
Return of shares previously issued to acquire business.........          $       -             $    2,695
Adjustment to purchase price of business acquired in prior
year...........................................................          $       -             $    8,386
Fair value of Common Stock issued to employees for notes
receivable.....................................................          $       -             $      852


  The accompanying notes are an integral part of these consolidated financial statements.

                       COTELLIGENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollar amounts in thousands)
                                  (Unaudited)


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

In July 2000, the Company changed its fiscal year end to December 31 from March
31. Consequently, the three months ended March 31, 2001 is the first quarter of the 2001 fiscal year.

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

The Company has suffered significant operating losses as well as negative operating cash flows in the last two fiscal periods as it works through its repositioning in the market, and continues to be subject to certain risks common to companies in this industry. These uncertainties include the availability of financing, the retention of and dependence on key individuals, the affects of intense competition, the ability to develop and successfully market new product and service offerings, and the ability to streamline operations and increase revenues. There can be no assurance the Company will be profitable in the future.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying interim financial statements do not include all disclosures included in the financial statements in Cotelligent's Annual Report on Form 10-K for the year ended December 31, 2000 ("Form 10-K"), and therefore these financial statements should be read in conjunction with the financial statements included on Form 10-K.

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

NOTE 3 - CHANGES IN STOCKHOLDERS' EQUITY

                                                                            NOTES
                                        COMMON STOCK         ADDITIONAL   RECEIVABLE                       TOTAL
                                  -------------------------   PAID-IN        FROM         RETAINED      STOCKHOLDERS'
                                      SHARES       AMOUNT     CAPITAL    STOCKHOLDERS     EARNINGS         EQUITY
                                  ------------   ----------  ---------  -------------     ---------     -------------
Balance at December 31, 2000..      15,349,630     $153       $86,866      $(6,368)       $(35,648)        $45,003
Issuance of Common Stock......          48,312        1           147            -               -             148
Cancellation of LSPP Note.....         (50,000)      (1)         (174)         175               -               -
Net income....................               -        -             -            -          (4,271)         (4,271)
                                  ------------   ----------  ---------  -------------     ---------     ------------
Balance at March 31, 2001.....      15,347,942     $153       $86,839      $(6,193)       $(39,919)        $40,880
                                  ============   ==========  =========  =============     =========     ============

                       COTELLIGENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollar amounts in thousands)
                                  (Unaudited)


NOTE 4 - DISCONTINUED OPERATIONS

In accordance with Accounting Principles Board Opinion No. 30, the following financial data reflects a summary of operating results for the Company's discontinued operations for the three months ended March 31, 2001 and 2000.

SUMMARY OF OPERATING RESULTS OF DISCONTINUED OPERATIONS:

                                                                 THREE MONTHS ENDED
                                                              ------------------------
                                                                MARCH 31,    MARCH 31,
                                                                  2001         2000
                                                              ----------    ----------
Revenues...................................................       $1,858       $55,963
Cost of services...........................................        1,453        40,928
                                                              ----------    ----------
      Gross profit.........................................          405        15,035
Selling, general and administrative expenses...............          411        10,679
Depreciation and amortization of goodwill..................            -           877
                                                              ----------    ----------
       Operating income (loss).............................           (6)        3,479
Other expense..............................................            -           (27)
                                                              ----------    ----------
Operating income (loss) before provision for taxes.........           (6)        3,452
Provision  for income taxes................................            -         1,208
                                                              ----------    ----------
Operating income (loss) from discontinued operations.......       $   (6)      $ 2,244
                                                              ==========    ==========

On June 30, 2000, the Company sold the majority of its IT staff augmentation business and on July 14, 2000 and October 31, 2000 sold other components of the IT staff augmentation business. During the quarter ended March 31, 2001, the Company continued to hold one remaining component of its IT staff augmentation business. The Company anticipates that it will dispose of this remaining component by the end of 2001 at a loss and consequently has written down the value of the net assets, including goodwill of this discontinued business, to zero during the nine month fiscal year ended December 31, 2000.

NOTE 5 - EARNINGS (LOSS) PER SHARE
Earnings (loss) per share were as follows:

                                                              FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                                              -----------------------------------------
                                                                                              PER SHARE
                                                              INCOME (LOSS)      SHARES        AMOUNT
                                                              -------------    ----------     ---------
Basic and diluted earnings (loss) per share-
Loss from continuing operations.........................        $(4,265)       15,349,060       $(0.28)
Loss from discontinued operations.......................             (6)       15,349,060            -
                                                                --------                        -------
Net loss available to common stockholders...............        $(4,271)       15,349,060       $(0.28)


                                                              FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                                              -----------------------------------------
                                                                                              PER SHARE
                                                              INCOME (LOSS)      SHARES        AMOUNT
                                                              -------------    ----------     ---------
Basic and diluted earnings (loss) per share-
Loss from continuing operations.........................        $(3,288)       15,001,429       $(0.22)
Income from discontinued operations.....................          2,244        15,001,429         0.15
                                                                --------                        -------
Net loss available to common stockholders...............        $(1,044)       15,001,429       $(0.07)

                       COTELLIGENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollar amounts in thousands)
                                  (Unaudited)


NOTE 6 - RESTRUCTURING PROGRAMS

In June 1999, as part of the Company's reorganization into practice groups, the Company identified opportunities to align its operating structure by closing certain of its redundant facilities and rationalizing headcount to conform to the Company's new operating structure. Accordingly, the Company adopted a restructuring plan, which resulted in a pre-tax restructuring charge of $4,920. The charge included provisions for severance of approximately 60 management and operating staff ($3,510) as well as closure costs related to a plan of consolidating certain operating locations ($1,410). The change was originally recorded as an operating expense in June 1999. Upon the Company's decision to discontinue its IT staff augmentation segment the amount was reclassified to discontinued operations, as all charges related to severance or other activities of the discontinued operations.

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

The following summarizes the activity and balances in each restructuring program for the three months ended March 31, 2001:

                                                    JUNE 1999                DECEMBER 2000
                                              RESTRUCTURING PROGRAM      RESTRUCTURING PROGRAM       TOTAL
                                             ----------------------      ----------------------      -----
                                                         FACILITIES                  FACILITIES
                                             SEVERANCE    CLOSURE        SEVERANCE    CLOSURE
                                            ----------   ---------       ---------   ----------

Balance, December 31, 2000                     $ 57         $179            $ 900      $1,000         2,136
Spending and write-downs.........               (57)           -             (584)       (464)       (1,105)
                                            -------     --------         --------    --------       -------
Balance, March 31, 2001..........              $  -         $179            $ 316      $  536       $ 1,031
                                            =======     ========         ========    ========       =======

NOTE 7 - INCOME TAXES

The Company did not record an income tax benefit for the three months ended March 31, 2001 due to the uncertainty of its realization. Management will continue to assess the adequacy of and the need for a valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit will be recognized in the future.

NOTE 8 - SUBSEQUENT EVENT

On May 3, 2001, the Company announced its plan to repurchase up to 15% of its outstanding shares of common stock. The purchases will be made in the open market or in privately negotiated transactions, depending on market conditions and other factors. The New York Stock Exchange requires that the Company maintain an average closing price, calculated over a 30 consecutive trading day period, of at least $1 per share. The primary reason the Company is undertaking its share repurchase program is to meet this requirement. It is difficult for the Company to predict how many shares it may decide to purchase in order to meet this requirement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for statements of historical fact contained herein, any statements contained in this report may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements.
All such forward-looking statements are based upon current expectations that involve risks and uncertainties. Cotelligent's actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed under "Risk Factors" in Cotelligent's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, other filings made with the Securities and Exchange Commission and Cotelligent's press release announcing earnings for the quarter ended March 31, 2001, which was issued on April 24, 2001. The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information set forth in our financial statements and the notes thereto included elsewhere in this filing. All forward-looking statements included in this report are based upon information available to Cotelligent as of the date thereof, and Cotelligent assumes no obligation to update any of such forward-looking statements.

                                    OVERVIEW

Cotelligent was formed in February 1993 to acquire, own and operate IT consulting services businesses. The Company historically operated on an April 1 to March 31 fiscal year. In July 2000, the Company changed its fiscal year end to December 31. Consequently, the Company's most recently completed fiscal period is a nine-month transition period ended December 31, 2000. The three months ended March 31, 2001 is the first quarter of the 2001 fiscal year.

Prior to March 31, 2000, the Company entered into a plan to divest its IT staff augmentation business. Accordingly, the financial statements of Cotelligent has been restated to present as discontinued operations the Company's IT staff augmentation business for all periods presented.

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

The Company's principal costs are professional compensation directly related to the performance of services and related expenses. Gross profits (revenues after professional compensation and related expenses) are primarily a function of hours billed to clients per professional employee or consultant, hourly billing rates of those employees or consultants and employee or consultant compensation relative to those billing rates. Gross profits can be adversely impacted if services provided cannot be billed, if the Company is not effective in managing its service activities, if fixed-fee engagements are not properly priced, if consultant cost increases exceed bill rate increases or if there are high levels of un-utilized time (work activities not chargeable to clients or unrelated to client services) of full-time salaried service professional employees.

Operating income (gross profit less selling, general and administrative expenses) can be adversely impacted by increased administrative staff compensation and expenses related to streamlining or expanding the Company's business, which may be incurred before revenues or economies of scale are generated from such investment. Historically, a majority of the Company's revenues were generated from IT staff augmentation activities. Following the disposition of the IT staff augmentation business, the majority of the Company's revenues has been generated by solutions activities, which require a higher level of selling, general and administrative infrastructure to generate revenues, including research and development related to mobility solutions.

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

                         CONSOLIDATED RESULTS OF OPERATIONS
                                 (In Thousands)


THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

REVENUES

Revenues decreased $11,278, or 41%, to $16,022 in the three months ended March 31, 2001 from $27,300 in the three months ended March 31, 2000. The decrease was due to a re-organization of the Company's sales force resulting in significant turnover of sales people and, therefore, associated ramp up time with the new evolving sales force. In addition, the Company experienced a general reduction in demand for its services due a softening in the market, coupled with the discontinuation of three operating locations subsequent to March 31, 2000 and prior to January 1, 2001.

GROSS PROFIT

Gross profit decreased $3,823, or 45%, to $4,740 in the three months ended March
31, 2001 from $8,563 in the three months ended March 31, 2000.   The decrease
was due to lower revenues following a re-organization of the Company's sales force and the associated ramp up time with the new evolving sales force, as well as a general reduction in demand for the Company's services due to a softening in the market, coupled with the discontinuation of three operating locations. The gross profit margin decreased to 30% from 31%, due to a drop in utilization of salaried employees and a change in the mix of services delivered, offset by a 7% increase in the average billing rate.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased $2,627, or 23%, to $8,859 in the three months ended March 31, 2001 from $11,486 in the three months ended March 31, 2000. The decrease was primarily due to the closure of three operating locations subsequent to March 31, 2000 and prior to January 1, 2001, a reduction in operating staff following the divestiture of the majority of the IT staff augmentation business, as well as the effects of a reduction-in-force announced on December 20, 2000. These reductions were partially offset by recruiting costs and employee wages paid to newly hired sales people.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased $177, or 21%, to $676 in the three months ended March 31, 2001 from $853 in the three months ended March 31, 2000. The decrease was due to the elimination of amortization related to goodwill following the complete write-off of goodwill in the quarter ended December 31, 2000, offset by increased depreciation on new technology equipment.

OTHER INCOME (EXPENSE)

Other income (expense) primarily consists of net interest income (expense). Net interest income was $484 for the three months ended March 31, 2001 compared to net interest expense of $1,280 for the three months ended March 31, 2000. This change was due to the elimination of all obligations due under the Company's Credit Agreement and an earn-out agreement resulting from the Company's sale of the majority of the IT staff augmentation business on June 30, 2000 which reduced interest expense. The Company also earned additional interest income on the cash proceeds received from the sale on June 30, 2000 of the majority of its IT staff augmentation business during the three months ended March 31, 2001.

BENEFIT FOR INCOME TAXES

The Company did not record an income tax benefit for the three months ended March 31, 2001 due to the uncertainty of its realization. For the quarter ended March 31, 2000, the Company recorded an income tax benefit of $1,770 because the operating losses of that period were available for carry back against taxable income of prior years.

INCOME (LOSS) FROM DISCONTINUED OPERATIONS

Discontinued operations is comprised of the Company's IT staff augmentation business. The loss from discontinued operations of $6 for the three months ended March 31, 2001, compares to income of $2,244 for the three months ended March 31, 2000. The decrease in income from discontinued operations is the result of the sale of the majority of the discontinued operations on June 30, 2000.

                        LIQUIDITY AND CAPITAL RESOURCES


The Company has financed itself principally through cash flows from operations, periodic borrowing under its credit facilities, net proceeds from its public offerings and net proceeds from the sale of its IT staff augmentation business.

Most recently, the Company maintained a credit facility with a consortium of banks under which it borrowed to fund working capital needs. On June 30, 2000, the Company used a portion of the cash proceeds from the sale of its IT staff augmentation business to pay off all obligations under the credit facility and to pay existing earn-out obligations to sellers of an acquired business. Upon settlement of all obligations under the credit facility, the credit facility was terminated. During the quarter ended March 31, 2001, the Company maintained no credit facility.

Cash used for operating activities was $279 for the three months ended March 31, 2001 and the average cash balance during the quarter was $26,500. Historically, the Company's primary sources of liquidity have been the collection of accounts receivable and borrowings under the credit facility. Total receivables were 71 days of quarterly revenues at March 31, 2001 and 82 days at December 31, 2000.

With the termination of its borrowing arrangements under the Credit Agreement, the Company's primary sources of liquidity going forward will be its existing cash balances, the collection of accounts receivable, and any cash resulting from the sales of the components of the remaining discontinued IT staff augmentation business. The Company believes that the remaining cash from the consummated divestiture transactions, additional proceeds from the potential sale of the remainder of its discontinued IT staff augmentation business and any funds generated from operations will provide adequate cash to fund its anticipated cash working capital needs at least through the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cotelligent has invested its existing cash in highly liquid money market accounts and does not use derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions. Accordingly, the Company believes that it is not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. Cotelligent's policy is to invest its cash in a manner that provides Cotelligent with the appropriate level of liquidity to enable the Company to meet its current obligations, primarily accounts payable, capital expenditures and payroll, recognizing that the Company does not currently have outside bank funding available.

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     None.

(b)  Reports on Form 8-K

     The following reports on Form 8-K were filed during the quarter ended March 31, 2001.

     Cotelligent, Inc. filed with the Securities and Exchange Commission on January 3, 2001, Form 8-K regarding the termination of a joint venture between Cotelligent, Inc. and bSmart.to Technologies, Inc.

                                   SIGNATURES



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                     COTELLIGENT, INC.




DATE: MAY 14, 2001                   /S/ CURTIS J. PARKER
      ------------                   ---------------------
                                      Curtis J. Parker
                                      Executive Vice President,
                                      Chief Financial Officer and Treasurer