Form 10-Q
period 2001-06-30
COTELLIGENT INC
filed 2001-08-14
CIK 1004963

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Yes  X              No
    ---                ---


  At August 9, 2001 there were 14,768,057 shares of common stock outstanding.

                               COTELLIGENT, INC.


                                     INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS                                                        PAGE
                                                                                    ----
Cotelligent, Inc.
     Consolidated Balance Sheets at June 30, 2001 and December 31, 2000               3
     Consolidated Statements of Operations for the Three & Six Months Ended
        June 30, 2001 and 2000                                                        4
     Consolidated Statements of Cash Flows for the Six Months Ended
        June 30, 2001 and 2000                                                        5
     Notes to Consolidated Financial Statements                                       6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS                                                                10

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                   13

                          PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                             14

SIGNATURES                                                                           15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       COTELLIGENT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)
                                  (Unaudited)

                                                                           JUNE 30,                  DECEMBER 31,
                                                                             2001                        2000
                                                                       --------------              --------------
                           ASSETS
Current assets:
  Cash and cash equivalents...................................               $ 22,331                    $ 26,500
  Accounts receivable, including unbilled accounts of $3,165 and $4,043 and net of allowance for doubtful accounts of
    $2,620 and $2,615, respectively...........................                  8,891                      19,229
  Deferred income taxes.......................................                  1,435                       1,435
  Notes receivable from officers and related party............                  1,729                       1,703
  Prepaid expenses and other current assets...................                  2,862                       1,916
                                                                       --------------              --------------
     Total current assets.....................................                 37,248                      50,783
Property and equipment, net...................................                  5,944                       6,761
Note receivable from acquirer of discontinued operation.......                  4,459                       4,459
Equity investment in alliance partner.........................                  1,949                       2,047
Other assets..................................................                    404                         664
                                                                       --------------              --------------
     Total assets.............................................               $ 50,004                    $ 64,714
                                                                       ==============              ==============
             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt and current maturities of long-term                        $    208                    $    212
   debt.......................................................
  Accounts payable............................................                    664                       2,047
  Accrued compensation and related payroll liabilities........                  3,920                       5,826
  Income taxes payable........................................                    740                         748
  Obligations related to acquired/sold businesses.............                  3,792                       3,125
  Restructuring liabilities...................................                  1,068                       2,136
  Other accrued liabilities...................................                  2,845                       3,182
                                                                       --------------              --------------
     Total current liabilities................................                 13,237                      17,276
Long-term debt................................................                    756                       1,000
Deferred tax liabilities......................................                  1,435                       1,435
Other liabilities.............................................                     36                           -
                                                                       --------------              --------------
     Total liabilities........................................                 15,464                      19,711
                                                                       --------------              --------------
Stockholders' equity:
  Preferred Stock, $0.01 par value; 500,000 shares
  authorized, no shares issued or outstanding.................                      -                           -
  Common Stock, $0.01 par value; 100,000,000 shares
   authorized, 15,412,657 and 15,349,630 shares
   issued, respectively.......................................                    154                         153
  Additional paid-in capital..................................                 86,866                      86,866
  Notes receivable from stockholders..........................                 (6,193)                     (6,368)
  Retained earnings...........................................                (45,913)                    (35,648)
  Common stock held in treasury, at cost (483,000 shares).....                   (374)                          -
                                                                       --------------              --------------
     Total stockholders' equity...............................                 34,540                      45,003
                                                                       --------------              --------------
     Total liabilities and stockholders' equity...............               $ 50,004                    $ 64,714
                                                                       ==============              ==============

  The accompanying notes are an integral part of these consolidated financial statements.

                               COTELLIGENT, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except share data)
                                  (Unaudited)

                                                         THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                              JUNE 30,                             JUNE 30,
                                                    -----------------------------       -------------------------------
                                                       2001              2000                2001              2000
                                                    -----------       -----------       -------------      ------------
Revenues......................................      $    12,073       $    23,753         $    28,095       $    51,053
Cost of services..............................            9,056            16,500              20,338            35,237
                                                    -----------       -----------       -------------      ------------
        Gross profit..........................            3,017             7,253               7,757            15,816
Selling, general and administrative expenses..            8,626            12,526              17,485            24,012
Depreciation and amortization of goodwill.....              700             1,042               1,376             1,895
                                                    -----------       -----------       -------------      ------------
Operating loss................................           (6,309)           (6,315)            (11,104)          (10,091)
Other income (expense):
   Interest expense...........................               (1)           (1,556)                 (2)           (2,943)
   Interest income............................              396                49                 881               156
   Other......................................             (103)               49                 (57)               47
                                                    -----------       -----------       -------------      ------------
     Total other income (expense).............              292            (1,458)                822            (2,740)
                                                    -----------       -----------       -------------      ------------
       Loss from continuing operations before
       income taxes...........................           (6,017)           (7,773)            (10,282)          (12,831)
Benefit for income taxes......................                -             2,643                   -             4,413
                                                    -----------       -----------       -------------      ------------
       Loss from continuing operations........           (6,017)           (5,130)            (10,282)           (8,418)
                                                    -----------       -----------       -------------      ------------
Operating income from discontinued
   operations, net of income taxes of $0,
    $1,551, $0 and $3,707.....................               23             1,615                  17             3,859
Gain on sale of discontinued operations, net
   of income taxes of $0, $4,224, $0 and
    $4,224....................................                -             4,396                   -             4,396
                                                    -----------       -----------       -------------      ------------
   Income from discontinued operations........               23             6,011                  17             8,255
                                                    -----------       -----------       -------------      ------------
   Net income (loss)..........................      $    (5,994)      $       881         $   (10,265)      $      (163)
                                                    ===========       ===========       =============      ============

Basic and diluted earnings (loss) per share:
 Loss from continuing operations..............           $(0.39)           $(0.34)             $(0.67)           $(0.56)
 Income from discontinued operations .........                -              0.40                   -              0.55
                                                    -----------       -----------       -------------      ------------
   Net income (loss)..........................           $(0.39)            $0.06              $(0.67)           $(0.01)
                                                    ===========       ===========       =============      ============
Basic and diluted weighted average number of
  shares outstanding..........................       15,273,716        15,123,639          15,316,705        15,062,534
                                                    ===========       ===========       =============      ============

  The accompanying notes are an integral part of these consolidated financial statements.

                       COTELLIGENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                           SIX MONTHS ENDED JUNE 30,
                                                                     ----------------------------------
                                                                          2001                 2000
                                                                     --------------       -------------
Cash flows from operating activities:
  Net loss.....................................................            $(10,265)          $  (163)
  Adjustments to reconcile net loss to net cash
   used for operating activities:
    Operating income from discontinued operations..............                 (17)           (3,859)
    Gain on sale of discontinued operations....................                   -            (4,396)
    Equity income from investments.............................                  98                 -
    Depreciation and amortization..............................               1,376             1,895
    Deferred income taxes, net.................................                   -            11,286
    Provision for doubtful accounts............................               1,126               701
    Changes in current assets and liabilities:
     Accounts receivable, net..................................               9,212            (3,100)
     Prepaid expenses and other current assets.................                (724)           (1,686)
     Accounts payable and accrued expenses.....................              (4,659)           (6,549)
     Income taxes payable......................................                  (8)              (23)
    Changes in other assets....................................                  12                85
                                                                     --------------       -----------
  Cash used for operating activities...........................              (3,849)           (5,809)
Cash flows used for investing activities:
  Proceeds from sale of investment.............................                   -               189
  Purchases of property and equipment..........................                (559)           (1,607)
                                                                     --------------       -----------
  Cash used for investing activities...........................                (559)           (1,418)
Cash flows provided by financing activities:
  Borrowing under Credit Agreement.............................                   -             9,710
  Payments on Credit Agreement.................................                   -           (57,890)
  Payments due sellers of acquired business....................                   -            (8,534)
  Payments on capital lease obligations........................                  (3)              (31)
  Payments long term debt......................................                (244)                -
  Repayments on notes receivable from officers.................                   -               508
  Net proceeds on issuance of stock............................                 176               688
  Purchase of treasury stock...................................                (374)             (242)
                                                                     --------------       -----------
  Cash used for financing activities...........................                (445)          (55,791)
Cash flows provided by discontinued operations:
  Proceeds on sale of discontinued operations..................                   -           111,495
  Cash flow from discontinued operations.......................                 684            (4,239)
                                                                     --------------       -----------
  Cash flow provided by discontinued operations................                 684           107,256
                                                                     --------------       -----------
Net increase (decrease) in cash................................              (4,169)           44,238
Cash at beginning of period....................................              26,500             1,675
                                                                     --------------       -----------
Cash at end of period..........................................           $  22,331          $ 45,913
                                                                     ==============       ===========
Supplemental disclosures of cash flow information:
  Interest paid................................................           $       2          $  3,063
  Income taxes paid (refunded).................................           $       5          $ (1,483)
  Return of common stock previously issued to acquire business.           $       -          $  2,695
  Adjustment of purchase price of business acquired in prior
   year........................................................           $       -          $  8,386
  Fair value of common stock issued to employees for notes
   receivable...................................................          $       -          $    852
  Fair value of Common Stock issued to seller of acquired
   Business.......................................................        $       -          $    572
  Return of Common Stock previously issued to employee for
   note receivable................................................        $     175          $    113

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

                       COTELLIGENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollar amounts in thousands)
                                  (Unaudited)


NOTE 1 - BUSINESS ORGANIZATION AND BASIS OF PRESENTATION

Cotelligent, Inc. ("Cotelligent" or the "Company"), a Delaware corporation, provides software consulting services to businesses with complex information technology ("IT") operations, IT consultants on a contract basis and maintenance, support and contract services on software products it licenses. These financial statements include the accounts of Cotelligent, Inc. and its subsidiaries.

In July 2000, the Company changed its fiscal year end to December 31 from March
31. Consequently, the three months ended June 30, 2001 is the second quarter of the 2001 fiscal year.

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

NOTE 3 - CHANGES IN STOCKHOLDERS' EQUITY

                                                                        Notes
                                      Common Stock        Additional  Receivable                   Treasury Stock         Total
                                 ----------------------     Paid-in       from       Retained   --------------------  Stockholders'
                                   Shares        Amount     Capital   Stockholders    Earnings    Shares     Amount        Equity
                                 ----------     -------   ----------  ------------    --------   --------  ----------  -----------
Balance at December 31, 2000...  15,349,630       $153      $86,866     $(6,368)      $(35,648)                          $ 45,003
Issuance of Common Stock.......     113,027          2          174          --             --                                176
Cancellation of LSPP Note......     (50,000)        (1)     $  (174)    $   175             --                                 --
Purchase of treasury shares....                                                                    483,000    $(374)         (374)
Net loss.......................          --         --           --          --       $(10,265)                          $(10,265)
                                 ----------     -------   ----------  ------------    --------   --------  ----------  -----------
Balance at June 30, 2001.......  15,412,657        $154     $86,866     $(6,193)      $(45,913)    483,000    $(374)     $ 34,540
                                 ==========     =======   ==========  ============    ========   ========  ==========  ===========

                       COTELLIGENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollar amounts in thousands)
                                  (Unaudited)


NOTE 4 - DISCONTINUED OPERATIONS

The following financial data reflects a summary of operating results for the Company's discontinued operations for the three and six months ended June 30, 2001 and 2000.

SUMMARY OF OPERATING RESULTS OF DISCONTINUED OPERATIONS:

                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                  -------------------------   -------------------------
                                                    JUNE 30,      JUNE 30,      JUNE 30,       JUNE 30,
                                                      2001          2000          2001           2000
                                                  -----------   -----------   -----------   -----------
Revenues......................................        $1,272       $57,368        $3,130       $113,331
Cost of services..............................           901        42,243         2,354         83,171
                                                  -----------   -----------   -----------   -----------
Gross profit..................................           371        15,125           776         30,160
Selling, general and administrative expenses.            348        11,102           759         21,781
Depreciation and amortization of goodwill.....             -           875             -          1,752
                                                  -----------   -----------   -----------   -----------
Operating income ............................             23         3,148            17          6,627
Other income (expense).......................              -            18             -             (9)
                                                  -----------   -----------   -----------   -----------
Operating income before provision for taxes..             23         3,166            17          6,618
Provision for income taxes...................              -         1,551             -          2,759
                                                  -----------   -----------   -----------   -----------
Operating income from discontinued
  operations.................................         $   23       $ 1,615        $   17       $  3,859
                                                  ===========   ===========   ===========   ===========

On June 30, 2000, the Company sold the majority of its IT staff augmentation business and on July 14, 2000 and October 31, 2000 sold other components of the IT staff augmentation business. During the quarter ended June 30, 2001, the Company continued to hold one remaining component of its IT staff augmentation business. The Company anticipates that it will dispose of this remaining component by the end of 2001 at a loss and consequently has written down the value of the net assets to zero during the nine month fiscal year ended December 31, 2000.

NOTE 5 - EARNINGS (LOSS) PER SHARE
Earnings (loss) per share were as follows:

                                                                          FOR THE THREE MONTHS ENDED JUNE 30, 2001
                                                        ------------------------------------------------------------------------
                                                                                                                      PER SHARE
                                                                INCOME (LOSS)                  SHARES                  AMOUNT
                                                        -------------------------       ------------------       ---------------
Basic and diluted earnings (loss) per share-
Loss from continuing operations.........................                 $(6,017)               15,273,716                $(0.39)
Income from discontinued operations.....................                       23               15,273,716                     -
                                                        -------------------------                                ---------------
Net loss available to common stockholders...............                 $(5,994)               15,273,716                $(0.39)


                                                                         FOR THE THREE MONTHS ENDED JUNE 30,  2000
                                                        ------------------------------------------------------------------------
                                                                                                                    PER SHARE
                                                               INCOME (LOSS)                   SHARES                  AMOUNT
                                                        -------------------------       ------------------       ---------------
Basic and diluted earnings (loss) per share-
Loss from continuing operations.........................                 $(5,130)               15,123,639                $(0.34)
Income from discontinued operations.....................                    6,011               15,123,639                  0.40
                                                        -------------------------                                ---------------
Net loss available to common stockholders...............                 $    811               15,123,639                $ 0.06

                       COTELLIGENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollar amounts in thousands)
                                  (Unaudited)


                                                                           FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                                        ------------------------------------------------------------------------
                                                                                                                      PER SHARE
                                                                INCOME (LOSS)                  SHARES                  AMOUNT
                                                        -------------------------       ------------------       ---------------
Basic and diluted earnings (loss) per share-
Loss from continuing operations.........................                $(10,282)               15,316,705                $(0.67)
Income from discontinued operations.....................                      17                15,316,705                     -
                                                        -------------------------                                ---------------
Net loss available to common stockholders...............                $(10,265)               15,316,705                $(0.67)


                                                                          FOR THE SIX MONTHS ENDED JUNE 30,  2000
                                                        ------------------------------------------------------------------------
                                                                                                                    PER SHARE
                                                               INCOME (LOSS)                   SHARES                  AMOUNT
                                                        -------------------------       ------------------       ---------------
Basic and diluted earnings (loss) per share-
Loss from continuing operations.........................                $ (8,418)               15,062,534                $(0.56)
Income from discontinued operations.....................                   8,255                15,062,534                  0.55
                                                        -------------------------                                ---------------
Net loss available to common stockholders...............                $   (163)               15,062,534                $(0.01)


NOTE 6 - RESTRUCTURING PROGRAMS

In June 1999, as part of the Company's reorganization into practice groups, the Company identified opportunities to align its operating structure by closing certain of its redundant facilities and rationalizing headcount to conform to the Company's new operating structure. Accordingly, the Company adopted a restructuring plan, which resulted in a pre-tax restructuring charge of $4,920. The charge included provisions for severance of approximately 60 management and operating staff ($3,510) as well as closure costs related to a plan of consolidating certain operating locations ($1,410). The charge was originally recorded as an operating expense in June 1999. Upon the Company's decision to discontinue its IT staff augmentation segment the amount was reclassified to discontinued operations, as all charges related to severance or other activities of the discontinued operations.

In December 2000, as part of the Company's efforts to streamline its operations commensurate with its revenue base, the Company identified opportunities to reduce its cost structure by reducing headcount and closing certain operating facilities to conform to the Company's new operating structure. Accordingly, the Company adopted a restructuring plan which resulted in a pre-tax restructuring charge of $4,200 during the nine months ended December 31, 2000. The charge includes provisions for severance of approximately 90 management and operating staff ($1,100) as well as closure costs associated with a plan to consolidate or dispose of certain locations including the write-down of associated property and equipment ($3,100).

The following summarizes the activity and balances in each restructuring program for the six months ended June 30, 2001:

                                                        June  1999                  December 2000
                                                  Restructuring Program         Restructuring Program        Total
                                           -------------------------------   ----------------------------  ---------
                                                              Facilities                       Facilities
                                             Severance          Closure          Severance       Closure
                                           -------------     -------------    --------------  -----------

Balance, December 31, 2000                     $ 57              $179              $ 900         $1,000       $ 2,136
Spending and adjustments.........               (57)               23               (900)          (134)       (1,068)
                                              ----------        ------            --------      -------      ---------
 Balance, June 30, 2001...........             $  -              $202              $   -         $  866       $ 1,068
                                              ==========        ======            ========      =======      =========

NOTE 7 - INCOME TAXES

The Company did not record an income tax benefit for the six months ended June 30, 2001 due to the uncertainty of its realization. Management will continue to assess the adequacy of and the need for a valuation allowance. To the extent it is determined that such allowance is no longer required, principally by achieving sustained profitability, a tax benefit may be recognized in the future.

                       COTELLIGENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollar amounts in thousands)
                                  (Unaudited)


NOTE 8 - COMMON STOCK REPURCHASE PROGRAM

On May 3, 2001, the Company announced its plan to repurchase up to 15% of its then outstanding shares of common stock. Purchases under the program are made in the open market or in privately negotiated transactions, depending on market conditions and other factors. The New York Stock Exchange requires that the Company maintain an average closing price, calculated over a 30 consecutive trading day period, of at least $1 per share. The primary reason the Company has
undertaken its share repurchase program is to meet this requirement.   It is
difficult for the Company to predict how many shares it may decide to purchase in order to meet this requirement.

During the three months ended June 30, 2001, the Company purchased 483,000 shares of its common stock for $374. The purchases are recorded at cost and reported in stockholders' equity as common stock held in treasury.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for statements of historical fact contained herein, any statements contained in this report may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are based upon current expectations that involve risks and uncertainties. Cotelligent's actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed under "Risk Factors" in Cotelligent's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, other filings made with the Securities and Exchange Commission and Cotelligent's press release announcing earnings for the quarter ended June 30, 2001, which was issued on July 31, 2001. The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information set forth in our financial statements and the notes thereto included elsewhere in this filing. All forward-looking statements included in this report are based upon information available to Cotelligent as of the date thereof, and Cotelligent assumes no obligation to update any of such forward-looking statements.

                                    OVERVIEW

Cotelligent provides IT consulting and maintenance and support on software product IT licenses. The Company historically operated on an April 1 to March 31 fiscal year. In July 2000, the Company changed its fiscal year end to December
31. Consequently, the Company's most recently completed fiscal period is a nine-month transition period ended December 31, 2000. The three months ended June 30, 2001 is the second quarter of the 2001 fiscal year.

Prior to March 31, 2000, the Company entered into a plan to divest its IT staff augmentation business. Accordingly, the financial statements of Cotelligent have been restated to present as discontinued operations the Company's IT staff augmentation business for all periods presented.

Cotelligent provides IT consulting and maintenance and support on software product IT licenses. The majority of these activities are provided under time and materials billing arrangements, and revenues are recorded as work is performed. Revenues are directly related to the total number of hours billed to clients and the associated hourly billing rates. Hourly billing rates are established for each service provided and are a function of the type of work performed and the related skill level of the consultant. In addition, the Company is designing and marketing client server-based, web-enabled mobile management software for industries that have medium to large transient sales, field or delivery personnel. Revenues are directly related to the total number of users of the software and is recognized in the period in which the software is licensed to the client, or over the period in which maintenance and support services are provided to the client.

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

As a service and software organization, the Company responds to service demands from its clients. Accordingly, the Company has limited control over the timing and circumstances under which its services are provided. Therefore, the Company can experience volatility in its operating results from quarter to quarter. The operating results for any quarter are not necessarily indicative of the results for any future period.

                         CONSOLIDATED RESULTS OF OPERATIONS
                                 (In Thousands)


THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

REVENUES

Revenues decreased $11,680, or 49%, to $12,073 in the three months ended June 30, 2001 from $23,753 in the three months ended June 30, 2000. The decrease was due to a general reduction in demand for its services due to softening in the market coupled with the closure of three operating locations subsequent to March 31, 2000 and prior to January 1, 2001.

GROSS PROFIT

Gross profit decreased $4,236, or 58%, to $3,017 in the three months ended June 30, 2001 from $7,253 in the three months ended June 30, 2000. The decrease was due to lower revenues following a general reduction in demand for its services due to softening in the market coupled with the closure of three operating locations subsequent to March 31, 2000 and prior to January 1, 2001. The gross profit margin decreased to 25% from 31%, due to a drop in utilization of salaried employees during a period of declining revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased $3,900, or 31%, to $8,626 in the three months ended June 30, 2001 from $12,526 in the three months ended June 30, 2000. The decrease was primarily due to the closure of three operating locations subsequent to March 31, 2000 and prior to January 1, 2001, a reduction in operating staff following the divestiture of the majority of the IT staff augmentation business, as well as the effects of a reduction-in-force announced on December 20, 2000.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased $342, or 33%, to $700 in the three months ended June 30, 2001 from $1,042 in the three months ended June 30, 2000. The decrease was due to the elimination of amortization related to goodwill following the complete write-off of goodwill in the quarter ended December 31, 2000, offset by increased depreciation on new technology equipment.

OTHER INCOME (EXPENSE)

Other income (expense) primarily consists of net interest income (expense). Net interest income was $395 for the three months ended June 30, 2001 compared to net interest expense of $1,507 for the three months ended June 30, 2000. This change was due to the elimination of all obligations due under the Company's Credit Agreement and an earn-out agreement resulting from the Company's sale of the majority of the IT staff augmentation business on June 30, 2000 which reduced interest expense. The Company also earned additional interest income on the cash proceeds received from the sale on June 30, 2000 of the majority of its IT staff augmentation business during the three months ended June 30, 2001.

BENEFIT FOR INCOME TAXES

The Company did not record an income tax benefit for the three months ended June 30, 2001 due to the uncertainty of its realization. For the quarter ended June 30, 2000, the Company recorded an income tax benefit of $2,643 because the operating losses of that period were available for carry back against taxable income of prior years.

INCOME (LOSS) FROM DISCONTINUED OPERATIONS

Discontinued operations is comprised of the Company's IT staff augmentation business. Income from discontinued operations of $23 for the three months ended June 30, 2001 compares to income of $6,011 for the three months ended June 30, 2000. The decrease in income from discontinued operations is the result of the sale of all components of discontinued operations, except one component, by October 31, 2000.

                       CONSOLIDATED RESULTS OF OPERATIONS
                                 (IN THOUSANDS)


SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

REVENUES

Revenues decreased $22,958, or 45%, to $28,095 in the six months ended June 30, 2001 from $51,053 in the six months ended June 30, 2000. The decrease was due to a general reduction in demand for its services due to softening in the market, the closure of three operating locations subsequent to March 31, 2000 and prior to January 1, 2001 and the associated ramp up time with the new evolving sales force.

GROSS PROFIT

Gross profit decreased $8,059, or 51%, to $7,757 in the six months ended June 30, 2001 from $15,816 in the six months ended June 30, 2000. The decrease was due to a general reduction in demand for its services due to softening in the market, the closure of three operating locations subsequent to March 31, 2000 and prior to January 1, 2001 and the associated ramp up time with the new evolving sales force. The gross profit margin decreased to 28% from 31%, due to a drop in utilization of salaried employees during a period of declining revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased $6,527, or 27%, to $17,485 in the six months ended June 30, 2001 from $24,012 in the six months ended June 30, 2000. The decrease was primarily due to the closure of three operating locations subsequent to March 31, 2000 and prior to January 1, 2001, a reduction in operating staff following the divestiture of the majority of the IT staff augmentation business, as well as the effects of a reduction-in-force announced on December 20, 2000. These reductions were partially offset by recruiting costs and employee wages paid to newly hired sales people.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased $519, or 27%, to $1,376 in the six months ended June 30, 2001 from $1,895 in the six months ended June 30, 2000. The decrease was due to the elimination of amortization related to goodwill following the complete write-off of goodwill in the quarter ended December 31, 2000, offset by increased depreciation on new technology equipment.

OTHER INCOME (EXPENSE)

Other income (expense) primarily consists of net interest income (expense). Net interest income was $879 for the six months ended June 30, 2001 compared to net interest expense of $2,787 for the six months ended June 30, 2000. This change was due to the elimination of all obligations due under the Company's Credit Agreement and an earn-out agreement resulting from the Company's sale of the majority of the IT staff augmentation business on June 30, 2000 which reduced interest expense. The Company also earned additional interest income on the cash proceeds received from the sale on June 30, 2000 of the majority of its IT staff augmentation business during the six months ended June 30, 2001.

BENEFIT FOR INCOME TAXES

The Company did not record an income tax benefit for the six months ended June 30, 2001 due to the uncertainty of its realization. For the six months ended June 30, 2000, the Company recorded an income tax benefit of $4,413 because the operating losses of that period were available for carry back against taxable income of prior years.

INCOME (LOSS) FROM DISCONTINUED OPERATIONS

Discontinued operations is comprised of the Company's IT staff augmentation business. Income from discontinued operations of $17 for the six months ended June 30, 2001, compares to income of $8,255 for the six months ended June 30, 2000. The decrease in income from discontinued operations is the result of the sale of all components of discontinued operations, except one component, by October 31, 2000.

                        LIQUIDITY AND CAPITAL RESOURCES


The Company has financed itself principally through cash flows from operations, periodic borrowing under its credit facilities, net proceeds from its public offerings and net proceeds from the sale of its IT staff augmentation business.

Most recently, the Company maintained a credit facility with a consortium of banks under which it borrowed to fund working capital needs. On June 30, 2000, the Company used a portion of the cash proceeds from the sale of its IT staff augmentation business to pay off all obligations under the credit facility and to pay existing earn-out obligations to sellers of an acquired business. Upon settlement of all obligations under the credit facility, the credit facility was terminated. Since June 30, 2000, the Company has not maintained a credit facility.

Cash used for operating activities was $5,809 for the six months ended June 30, 2001 and the average cash balance during the quarter was $24,415. Historically, the Company's primary sources of liquidity have been the collection of accounts receivable and borrowings under the credit facility. Total receivables were 67 days of quarterly revenues at June 30, 2001 and 82 days at December 31, 2000.

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


                                     COTELLIGENT, INC.




DATE: AUGUST 14, 2001                /S/ CURTIS J. PARKER
                                     ---------------------
                                     Curtis J. Parker
                                     Executive Vice President,
                                     Chief Financial Officer and Treasurer