Form 10-Q
period 2001-09-30
COTELLIGENT INC
filed 2001-11-13
CIK 1004963

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                          to
                              -------------------------    -------------------

                         Commission File Number 0-27412

                               COTELLIGENT, INC.
             (Exact name of registrant as specified in its charter)


                DELAWARE                                  94-3173918
     (State of other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

    44 MONTGOMERY STREET, SUITE 4050
       SAN FRANCISCO, CALIFORNIA                             94104
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


 At November 9, 2001 there were 14,815,475 shares of common stock outstanding.


================================================================================

                               COTELLIGENT, INC.

                                     INDEX

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS                                                        PAGE
                                                                                    ----
Cotelligent, Inc.
        Consolidated Balance Sheets at September 30, 2001 and December 31, 2000       3
        Consolidated Statements of Operations for the Three & Nine Months Ended
           September 30, 2001 and 2000                                                4
        Consolidated Statements of Cash Flows for the Nine Months Ended
           September 30, 2001 and 2000                                                5
        Notes to Consolidated Financial Statements                                    6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS                                                                11

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                   14

                          PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                             15

SIGNATURES                                                                           16

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      COTELLIGENT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)
                                  (Unaudited)

                                                                               SEPTEMBER 30,         DECEMBER 31,
                                                                                   2001                  2000
                                                                                 --------              --------
ASSETS
Current assets:
  Cash and cash equivalents...................................................   $ 20,186              $ 26,500
    Accounts receivable, including unbilled accounts of $1,709 and $4,043 and net of allowance for doubtful accounts
           of $2,166 and $2,615, respectively.................................      6,739                19,229
    Deferred income taxes.....................................................      1,435                 1,435
  Notes receivable from officers and related party............................      1,761                 1,703
  Current portion of note receivable from acquirer of.........
           discontinued operation.............................................        411                     -
  Prepaid expenses and other current assets...................................      1,578                 1,916
                                                                                 --------              --------
     Total current assets.....................................................     32,110                50,783
Property and equipment, net...................................................      4,593                 6,761
Note receivable from acquirer of discontinued operation.......................      3,685                 4,459
Equity investment in alliance partner.........................................      1,863                 2,047
Other assets..................................................................        172                   664
                                                                                 --------              --------
     Total assets.............................................................   $ 42,423              $ 64,714
                                                                                 ========              ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt and current maturities of long-term debt....................   $    250              $    212
  Accounts payable............................................................      1,364                 2,047
  Accrued compensation and related payroll liabilities........................      3,073                 5,826
  Income taxes payable........................................................        735                   748
  Obligations related to acquired/sold businesses.............................      3,619                 3,125
  Restructuring liabilities...................................................      2,086                 2,136
  Other accrued liabilities...................................................      2,682                 3,182
                                                                                 --------              --------
     Total current liabilities................................................     13,809                17,276
Long-term debt................................................................        657                 1,000
Deferred tax liabilities......................................................      1,435                 1,435
Other liabilities.............................................................         48                     -
                                                                                 --------              --------
     Total liabilities........................................................     15,949                19,711
                                                                                 --------              --------
Stockholders' equity:
  Preferred Stock, $0.01 par value; 500,000 shares authorized,
    no shares issued or outstanding...........................................          -                     -
  Common Stock, $0.01 par value; 100,000,000 shares
    authorized, 15,460,075 and 15,349,630 shares
    issued, respectively......................................................        155                   153
  Additional paid-in capital..................................................     86,879                86,866
  Notes receivable from stockholders..........................................     (6,193)               (6,368)
  Retained earnings...........................................................    (53,867)              (35,648)
  Common stock held in treasury, at cost (644,600 shares).....................       (500)                    -
                                                                                 --------              --------
     Total stockholders' equity...............................................     26,474                45,003
                                                                                 --------              --------
     Total liabilities and stockholders' equity...............................   $ 42,423              $ 64,714
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

                      COTELLIGENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except share data)
                                  (Unaudited)


                                                                 THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                           SEPTEMBER 30,
                                                         --------------------------------          -------------------------------
                                                             2001                 2000                 2001                2000
                                                         -----------          -----------          -----------         -----------
Revenues...............................................  $    10,187          $    22,475          $    38,282         $    73,528
Cost of services.......................................        7,035               14,904               27,373              50,141
                                                         -----------          -----------          -----------         -----------
    Gross profit.......................................        3,152                7,571               10,909              23,387
Selling, general and administrative expenses...........        7,221               11,440               24,706              35,452
Depreciation and amortization of goodwill..............          689                  987                2,065               2,882
Restructuring charge...................................        3,373                    -                3,373                   -
                                                         -----------          -----------          -----------         -----------
Operating loss.........................................       (8,131)              (4,856)             (19,235)            (14,947)
Other income (expense):
 Interest expense......................................            -                   (8)                  (2)             (2,951)
 Interest income.......................................          312                  543                1,193                 699
 Other.................................................          (86)                  (7)                (143)                 40
                                                         -----------          -----------          -----------         -----------
    Total other income (expense).......................          226                  528                1,048              (2,212)
                                                         -----------          -----------          -----------         -----------
    Loss from continuing operations before
     income taxes......................................       (7,905)              (4,328)             (18,187)            (17,159)
Benefit for income taxes...............................            -                1,472                    -               5,885
                                                         -----------          -----------          -----------         -----------
    Loss from continuing operations....................       (7,905)              (2,856)             (18,187)            (11,274)
                                                         -----------          -----------          -----------         -----------
Operating income (loss) from discontinued
 operations, net of income taxes of $0,
 $142, $0 and $2,901...................................          (49)                 148                  (32)              4,007
Gain on sale of discontinued operations, net
 of income taxes of $0 and $4,224......................            -                    -                    -               4,396
                                                         -----------          -----------          -----------         -----------
 Income (loss) from discontinued operations............          (49)                 148                  (32)              8,403
                                                         -----------          -----------          -----------         -----------
 Net loss..............................................  $    (7,954)         $    (2,708)         $   (18,219)        $    (2,871)
                                                         ===========          ===========          ===========         ===========
Basic and diluted earnings (loss) per share:
Loss from continuing operations........................       $(0.54)              $(0.19)              $(1.20)             $(0.75)
Income from discontinued operations....................            -                 0.01                    -                0.56
                                                         -----------          -----------          -----------         -----------
  Net loss.............................................       $(0.54)              $(0.18)              $(1.20)             $(0.19)
                                                         ===========          ===========          ===========         ===========
Basic and diluted weighted average number
 of shares outstanding.................................   14,824,310           15,235,827           15,150,770          15,120,503
                                                         ===========          ===========          ===========         ===========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                      COTELLIGENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                                       --------             --------
                                                                                          2001                2000
                                                                                       --------             --------
Cash flows from operating activities:
  Net loss..........................................................................   $(18,219)            $ (2,871)
  Adjustments to reconcile net loss to net cash
   used for operating activities:
    Operating income from discontinued operations...................................         32               (4,007)
    Gain on sale of discontinued operations.........................................          -               (4,396)
    Equity loss from investments....................................................        166                   11
    Depreciation and amortization...................................................      2,065                2,882
    Deferred income taxes, net......................................................          -               10,942
    Loss on disposal of property and equipment......................................          -                   17
    Provision for doubtful accounts.................................................      1,552                1,522
    Changes in current assets and liabilities:
      Accounts receivable, net......................................................     10,938               (6,203)
      Prepaid expenses and other current assets.....................................        537                  165
      Accounts payable and accrued expenses.........................................     (2,511)              (7,757)
      Income taxes payable..........................................................        (13)              (1,106)
    Changes in other assets.........................................................         12                  105
                                                                                       --------             --------
  Cash used for operating activities................................................     (5,441)             (10,696)
Cash flows used for investing activities:
  Proceeds from sale of investment..................................................          -               (7,377)
  Purchases of property and equipment...............................................     (1,029)              (2,141)
                                                                                       --------             --------
  Cash used for investing activities................................................     (1,029)              (9,518)
Cash flows provided by financing activities:
  Borrowing under Credit Agreement..................................................          -                9,710
  Payments on Credit Agreement......................................................          -              (57,890)
  Payments due sellers of acquired business.........................................       (600)              (8,534)
  Payments on capital lease obligations.............................................        (44)                 (61)
  Payments long term debt...........................................................       (293)                   -
  Repayments on notes receivable from officers......................................          -                  449
  Net proceeds on issuance of stock.................................................        190                  804
  Repurchase of common stock........................................................          -                 (242)
  Purchase of treasury stock........................................................       (500)                   -
                                                                                       --------             --------
  Cash used for financing activities................................................     (1,247)             (55,764)
Cash flows provided by discontinued operations:
  Proceeds on sale of discontinued operations.......................................          -              112,481
  Cash flow from discontinued operations............................................      1,403              (11,758)
                                                                                       --------             --------
  Cash flow provided by discontinued operations.....................................      1,403              100,723
                                                                                       --------             --------
Net increase (decrease) in cash.....................................................     (6,314)              24,745
Cash at beginning of period.........................................................     26,500                1,675
                                                                                       --------             --------
Cash at end of period...............................................................   $ 20,186             $ 26,420
                                                                                       ========             ========
Supplemental disclosures of cash flow information:
  Interest paid.....................................................................   $      2             $  3,071
  Income taxes paid (refunded)......................................................   $     14             $ (1,474)
  Return of common stock previously issued to acquire business......................   $      -             $  2,695
  Adjustment of purchase price of business acquired in prior year...................   $      -             $  8,386
  Fair value of Common Stock issued for notes receivable............................   $      -             $    852
  Adjustment of note receivable from acquirer of discontinued
   operation........................................................................   $    400             $      -
  Fair value of Common Stock issued to seller of acquired
   Business.........................................................................   $      -             $    572
  Return of Common Stock previously issued to employee for
   note receivable..................................................................   $    175             $    113

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

                       COTELLIGENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollar amounts in thousands)
                                  (Unaudited)

NOTE 1 - BUSINESS ORGANIZATION AND BASIS OF PRESENTATION

Cotelligent, Inc. ("Cotelligent" or the "Company"), a Delaware corporation, provides software consulting services to businesses with complex information technology ("IT") operations and maintenance, support and contract services on software products it licenses. These financial statements include the accounts of Cotelligent, Inc. and its subsidiaries.

In July 2000, the Company changed its fiscal year end to December 31 from March 31. Consequently, the nine months ended September 30, 2001 is the third quarter of the 2001 fiscal year.

During the fiscal year ended March 31, 2000, the Company was organized into two practice groups, Technology Solutions and Professional Services (also known as its IT staff augmentation business), and operated across the United States along with international consultant recruiting offices in Brazil and the Philippines. Prior to March 31, 2000, the Company entered into a plan to divest its IT staff augmentation business. Accordingly, the accompanying consolidated financial statements and related footnotes have been prepared to present as discontinued operations the Company's IT staff augmentation business for all periods presented.

The Company has suffered significant operating losses as well as negative operating cash flows in the last two fiscal periods as it works through its repositioning in the market, and continues to be subject to certain risks common to companies in this industry. These uncertainties include the availability of financing, the retention of and dependence on key individuals, the effects of intense competition, the ability to develop and successfully market new product and service offerings, and the ability to streamline operations and increase revenues. There can be no assurance the Company will be profitable in the future.

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

NOTE 3 - CHANGES IN STOCKHOLDERS' EQUITY

                                                                                     NOTES
                                         COMMON STOCK           ADDITIONAL        RECEIVABLE
                                     --------------------         PAID-IN            FROM            RETAINED
                                       SHARES      AMOUNT         CAPITAL        STOCKHOLDERS        EARNINGS
                                     ----------    ------        ---------       ------------        --------
Balance at December 31, 2000......   15,349,630      $153          $86,866            $(6,368)       $(35,648)
Issuance of Common Stock..........      160,445         3              187                  -               -
Cancellation of LSPP Note ........      (50,000)       (1)         $  (174)           $   175               -
Purchase of treasury shares ......
Net loss..........................            -         -                -                  -        $(18,219)
                                     ----------      ----          -------            -------        --------
Balance at September 30, 2001....    15,460,075      $155          $86,879            $(6,193)       $(53,867)
                                     ==========      ====          =======            =======        ========

                                         TREASURY STOCK            TOTAL
                                        ----------------       STOCKHOLDERS'
                                        SHARES    AMOUNT           EQUITY
                                        ------    ------       -------------
Balance at December 31, 2000......                                  $ 45,003
Issuance of Common Stock..........                                       190
Cancellation of LSPP Note ........                                         -
Purchase of treasury shares ......      644,600    $(500)               (500)
Net loss..........................                                  $(18,219)
                                        -------    -----            --------
Balance at September 30, 2001....       644,600    $(500)           $ 26,474
                                        =======    =====            ========

                       COTELLIGENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollar amounts in thousands)
                                  (Unaudited)

NOTE 4 - PRO FORMA STATEMENT OF OPERATIONS

During the quarter ended September 30, 2001, the Company took action to streamline operations in line with revenues. The following pro forma statement of operations for the quarter ended September 30, 2001 excludes the one-time restructuring charge, salary expense for non-billable staff terminated during the quarter, salary expense for billable staff terminated during the quarter (for the portion of time these billable people did not generate revenues), and occupancy expense for locations included in the restructuring charge.


                                                                                                   THREE MONTHS ENDED
                                                                                                   SEPTEMBER 30, 2001
                                                                                                   ------------------
                                                                                                       PRO FORMA
Revenues...........................................................................................   $    10,187
Cost of services...................................................................................         6,374
                                                                                                      -----------
    Gross profit...................................................................................         3,813
Selling, general and administrative expenses.......................................................         6,168
Depreciation and amortization of goodwill..........................................................           689
                                                                                                      -----------
Operating loss.....................................................................................        (3,044)
Other income, net..................................................................................           226
                                                                                                      -----------
    Loss from continuing operations before income taxes............................................        (2,818)
Income tax benefit.................................................................................             -
                                                                                                      -----------
    Loss from continuing operations................................................................        (2,818)
                                                                                                      -----------
Operating income (loss) from discontinued operations, net of income tax (benefit) of $0............           (49)
                                                                                                      -----------
    Net loss.......................................................................................   $    (2,867)
                                                                                                      ===========
Basic and diluted earnings (loss) per share:
  Loss from continuing operations..................................................................   $     (0.19)
  Income from discontinued operations..............................................................             -
                                                                                                      -----------
    Net loss.......................................................................................   $     (0.19)
                                                                                                      ===========
Basic and diluted weighted average number of shares outstanding....................................    14,824,310
                                                                                                      ===========

NOTE 5 - DISCONTINUED OPERATIONS

The following financial data reflects a summary of operating results for the Company's discontinued operations for the three and nine months ended September 30, 2001 and 2000.

SUMMARY OF OPERATING RESULTS OF DISCONTINUED OPERATIONS:

                                                                THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                        ---------------------------------      ---------------------------------
                                                        SEPTEMBER 30,       SEPTEMBER 30,      SEPTEMBER 30,       SEPTEMBER 30,
                                                             2001               2000               2001                2000
                                                        -------------       -------------      -------------       -------------
Revenues......................................              $ 323              $7,688             $3,453            $121,019
Cost of services..............................                339               5,974              2,693              89,145
                                                            -----              ------             ------            --------
    Gross profit..............................                (16)              1,714                760              31,874
Selling, general and administrative expenses.                  33               1,424                792              23,205
Depreciation and amortization of goodwill.....                  -                   -                  -               1,752
                                                            -----              ------             ------            --------
    Operating income ............................             (49)                290                (32)              6,917
Other expense................................                   -                   -                  -                  (9)
                                                            -----              ------             ------            --------
Operating income before provision for taxes...                (49)                290                (32)              6,908
Provision for income taxes.......................               -                 142                  -               2,901
                                                            -----              ------             ------            --------
Operating income from discontinued operations....           $ (49)             $  148             $  (32)           $  4,007
                                                            =====              ======             ======            ========

On June 30, 2000, the Company sold the majority of its IT staff augmentation business and on July 14, 2000 and October 31, 2000 sold other components of the IT staff augmentation business. During the quarter ended September 30, 2001, the Company continued to hold one remaining component of its IT staff augmentation business. The Company anticipates that it will dispose of this remaining component by the end of 2001 at a loss and consequently has written down the value of the net assets to zero during the nine month fiscal year ended December 31, 2000.

                       COTELLIGENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollar amounts in thousands)
                                  (Unaudited)

NOTE 6 - EARNINGS (LOSS) PER SHARE
Earnings (loss) per share were as follows:

                                                                               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                                                                        --------------------------------------------------------
                                                                                                                       PER SHARE
                                                                        INCOME (LOSS)             SHARES                 AMOUNT
                                                                        -------------             ------               ---------
Basic and diluted earnings (loss) per share-
Loss from continuing operations.........................                 $(7,905)               14,824,310                $(0.54)
Loss from discontinued operations.......................                     (49)               14,824,310                     -
                                                                         -------                                           -----
Net loss available to common stockholders...............                 $(7,954)               14,824,310                $(0.54)


                                                                               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                                                        --------------------------------------------------------
                                                                                                                       PER SHARE
                                                                        INCOME (LOSS)             SHARES                 AMOUNT
                                                                        -------------             ------               ---------
Basic and diluted earnings (loss) per share-
Loss from continuing operations.........................                 $(2,856)               15,235,827                $(0.19)
Income from discontinued operations.....................                     148                15,235,827                  0.01
                                                                         -------                                          ------
Net loss available to common stockholders...............                 $(2,708)               15,235,827                $(0.18)


                                                                               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                                        --------------------------------------------------------
                                                                                                                       PER SHARE
                                                                        INCOME (LOSS)             SHARES                 AMOUNT
                                                                        -------------             ------               ---------
Basic and diluted earnings (loss) per share-
Loss from continuing operations.........................               $(18,187)               15,150,770                   $(1.20)
Loss from discontinued operations.......................                    (32)               15,150,770                        -
                                                                       --------                                             ------
Net loss available to common stockholders...............               $(18,219)               15,150,770                   $(1.20)


                                                                               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                                        --------------------------------------------------------
                                                                                                                       PER SHARE
                                                                        INCOME (LOSS)             SHARES                 AMOUNT
                                                                        -------------             ------               ---------
Basic and diluted earnings (loss) per share-
Loss from continuing operations.........................               $(11,274)               15,120,503                   $(0.75)
Income from discontinued operations.....................                  8,403                15,120,503                     0.56
                                                                       --------                                             ------
Net loss available to common stockholders...............               $ (2,871)               15,120,503                   $(0.19)

                       COTELLIGENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollar amounts in thousands)
                                  (Unaudited)

NOTE 7 - RESTRUCTURING PROGRAMS

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

In December 2000, and September 2001, as part of the Company's efforts to streamline its operations commensurate with its revenue base, the Company identified opportunities to reduce its cost structure by reducing headcount and closing certain operating facilities to conform to the Company's new operating structure. Accordingly, the Company adopted a restructuring plan, which resulted in a pre-tax restructuring charge of $4,200 during the nine months ended December 31, 2000 and $3,373 during the nine months ended September 30, 2001. The December 2000 charge included provisions for severance of approximately 90 management and operating staff ($1,100), as well as closure costs associated with a plan to consolidate or dispose of certain locations
including the write-down of associated property and equipment ($3,100).   The
September 2001 charge included provisions for severance of approximately 145 management and operating staff ($1,059) as well as closure costs associated with a plan to consolidate or dispose of certain locations including the write-down of associated property and equipment ($2,314).

The following summarizes the activity and balances in each restructuring program for the nine months ended September 30, 2001:

                                          JUNE 1999                   DECEMBER 2000                SEPTEMBER 2001
                                    RESTRUCTURING PROGRAM         RESTRUCTURING PROGRAM        RESTRUCTURING PROGRAM        TOTAL
                                    -----------------------       -----------------------      ----------------------     --------
                                                 FACILITIES                    FACILITIES                   FACILITIES
                                    SEVERANCE      CLOSURE        SEVERANCE      CLOSURE       SEVERANCE      CLOSURE
                                    ---------    ----------       ---------    ----------      ---------    ---------
Balance at December 31, 2000....  $      57          $179       $     900        $1,000                                    $ 2,136
Restructuring charge............          -             -               -             -         $1,059         2,314       $ 3,373
Spending and adjustments........        (57)          (10)           (900)         (463)          (637)       (1,356)       (3,423)
                                  ---------          ----       ---------        ------         ------       -------       -------
Balance at June 30, 2001........  $       -          $169       $       -        $  537         $  422       $   958       $ 2,086
                                  =========          ====       =========        ======         ======       =======       =======

NOTE 8 - INCOME TAXES

The Company did not record an income tax benefit for the nine months ended September 30, 2001 due to the uncertainty of its realization. Management will continue to assess the adequacy of and the need for a valuation allowance. To the extent it is determined that such allowance is no longer required, principally by achieving sustained profitability, a tax benefit may be recognized in the future.

NOTE 9 - COMMON STOCK REPURCHASE PROGRAM

On May 3, 2001, the Company announced its plan to repurchase up to 15% of its then outstanding shares of common stock. Purchases under the program were made in the open market or in privately negotiated transactions, depending on market conditions and other factors. The New York Stock Exchange, the exchange the Company's Common Stock traded on at the time required that the Company maintain a certain average closing price of its Common Stock, calculated over a 30 consecutive trading day period. The primary reason the Company undertook its share repurchase program was to meet this requirement. On September 27, 2001, the Company announced it would no longer purchase any additional shares under the program.

Between May 3, 2001 and September 27, 2001, the Company purchased 644,600 shares of its common stock for $500. The purchases were recorded at cost and reported in stockholders' equity as common stock held in treasury.

                       COTELLIGENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollar amounts in thousands)
                                  (Unaudited)

NOTE 10 - LONG-TERM INCENTIVE PLAN

On March 9, 2001 the Company notified all option holders under the Long-Term Incentive Plan of a stock option exchange program. The exchange program was developed as a way to bring the option exercise prices back in line with the market price for the Company's Common Stock. Completely voluntary on the part of the option holder, the program allowed the option holder to exchange existing stock option grants for a new option grant. On March 16, 2001, the date by which option holders were required to elect to participate in the program, 1,399,638 options were cancelled. On September 21, 2001, 1,169,446 new option grants were issued, based on that day's closing price of the Company's Common Stock. The number of new option grants were less than the number of options initially cancelled, due to option holders who were terminated from the Company between March 16, 2001 and September 21, 2001. On September 30, 2001, the total number of options issued or approved by the Board of Directors for issuance was 4,403,251.

NOTE 11 - SUBSEQUENT EVENT

On October 11, 2001, the Company announced that it began trading its Common Stock on the OTC Bulletin Board under the symbol "CGZT". The Company had previously traded its Common Stock on the New York Stock Exchange under the symbol "CGZ" and announced on September 27, 2001, that the New York Stock Exchange had determined that trading in the Company's Common Stock would be suspended after close of market on October 10, 2001, and that the issue would be removed from the New York Stock Exchange's trading list as a result of failing to meet the New York Stock Exchange's continued listing requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for statements of historical fact contained herein, any statements contained in this report may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements.
All such forward-looking statements are based upon current expectations that involve risks and uncertainties. Cotelligent's actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed under "Risk Factors" in Cotelligent's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, other filings made with the Securities and Exchange Commission and Cotelligent's press release announcing earnings for the quarter ended September 30, 2001, which was issued on October 30, 2001. The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information set forth in our financial statements and the notes thereto included elsewhere in this filing. All forward-looking statements included in this report are based upon information available to Cotelligent as of the date thereof, and Cotelligent assumes no obligation to update any of such forward-looking statements.

                                    OVERVIEW

Cotelligent provides IT consulting and maintenance and support on software product it licenses. The Company historically operated on an April 1 to March 31 fiscal year. In July 2000, the Company changed its fiscal year end to December 31. Consequently, the Company's most recently completed fiscal period is a nine-month transition period ended December 31, 2000. The three months ended September 30, 2001 is the third quarter of the 2001 fiscal year.

Prior to March 31, 2000, the Company entered into a plan to divest its IT staff augmentation business. Accordingly, the financial statements of Cotelligent have been restated to present as discontinued operations the Company's IT staff augmentation business for all periods presented.

Cotelligent provides IT consulting and maintenance and support on software product it licenses. The majority of these activities are provided under time and materials billing arrangements, and revenues are recorded as work is performed. Revenues are directly related to the total number of hours billed to clients and the associated hourly billing rates. Hourly billing rates are established for each service provided and are a function of the type of work performed and the related skill level of the consultant. In addition, the Company is designing and marketing client server-based, web-enabled mobile management software for industries that have medium to large transient sales, field or delivery personnel. Revenues associated with software licensing and the related maintenance and consulting services are recognized once a contract is signed, delivery has been made and collectibility is probable.

The Company's principal costs are professional compensation directly related to the performance of services and related expenses. Gross profits (revenues after professional compensation and related expenses) are primarily a function of hours billed to clients per professional employee or consultant, hourly billing rates of those employees or consultants and employee or consultant compensation relative to those billing rates. Gross profits can be adversely impacted if services provided cannot be billed, if the Company is not effective in managing its service activities, if fixed-fee engagements are not properly priced, if consultant cost increases exceed increases in revenue or if there are high levels of unutilized time (work activities not chargeable to clients or unrelated to client services) of full-time salaried service professional employees.

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

                         CONSOLIDATED RESULTS OF OPERATIONS
                                 (In Thousands)


THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES

Revenues decreased $12,288, or 55%, to $10,187 in the three months ended September 30, 2001 from $22,475 in the three months ended September 30, 2000. The decrease was due to a general reduction in demand for its services due to softening in the market coupled with a shift away from general IT consulting services towards offering mobile workforce management solutions and its associated ramp-up time.

GROSS PROFIT

Gross profit decreased $4,419, or 58%, to $3,152 in the three months ended September 30, 2001 from $7,571 in the three months ended September 30, 2000.
The decrease was due to lower revenues following a general reduction in demand for its services due to softening in the market coupled with a shift away from general IT consulting services towards offering mobile workforce management solutions and its associated ramp-up time. The gross profit margin decreased to 31% from 34%, due to a drop in utilization of salaried employees during a period of declining revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased $4,219, or 37%, to $7,221 in the three months ended September 30, 2001 from $11,440 in the three months ended September 30, 2000. The decrease was primarily due to the closure of three operating locations subsequent to March 31, 2000 and prior to January 1, 2001, and reductions in operating staff following the divestiture of the majority of the IT staff augmentation business, as well as the effects of other reductions in staff to streamline operations in line with revenues.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased $298, or 30%, to $689 in the three months ended September 30, 2001 from $987 in the three months ended September 30, 2000. The decrease was due to the elimination of amortization related to goodwill following the complete write-off of goodwill in the quarter ended December 31, 2000, offset by increased depreciation on new technology equipment.

OTHER INCOME (EXPENSE)

Other income (expense) primarily consists of interest income. Interest income was $312 for the three months ended September 30, 2001 compared to interest income of $543 for the three months ended September 30, 2000. The decrease in interest income was due to a lower cash balance on hand during the three months ended September 30, 2001.

BENEFIT FOR INCOME TAXES

The Company did not record an income tax benefit for the three months ended September 30, 2001 due to the uncertainty of its realization. For the quarter ended September 30, 2000, the Company recorded an income tax benefit of $1,472 because the operating losses of that period were available for carry back against taxable income of prior years.

INCOME (LOSS) FROM DISCONTINUED OPERATIONS

Discontinued operations is comprised of the Company's IT staff augmentation business. The loss from discontinued operations of $49 for the three months ended September 30, 2001 compares to income of $148 for the three months ended September 30, 2000. The decrease in income from discontinued operations is the result of the sale of all components of discontinued operations, except one component, by October 31, 2000.

                       CONSOLIDATED RESULTS OF OPERATIONS
                                 (IN THOUSANDS)


NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES

Revenues decreased $35,246, or 48%, to $38,282 in the nine months ended September 30, 2001 from $73,528 in the nine months ended September 30, 2000. The decrease was due to a general reduction in demand for its services due to softening in the market coupled with a shift away from general IT consulting services towards offering mobile workforce management solutions and its associated ramp-up time.

GROSS PROFIT

Gross profit decreased $12,478, or 53%, to $10,909 in the nine months ended September 30, 2001 from $23,387 in the nine months ended September 30, 2000. The decrease was due to a general reduction in demand for its services due to softening in the market coupled with a shift away from general IT consulting services toward offering mobile workforce management solutions and its associated ramp-up time. The gross profit margin decreased to 28% from 32%, due to a drop in utilization of salaried employees during a period of declining revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased $10,746, or 30%, to $24,706 in the nine months ended September 30, 2001 from $35,452 in the nine months ended September 30, 2000. The decrease was primarily due to the closure of three operating locations subsequent to March 31, 2000 and prior to January 1, 2001, and reductions in operating staff following the divestiture of the majority of the IT staff augmentation business, as well as the effects of other reductions in staff to streamline operations in line with revenue.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased $817, or 28%, to $2,065 in the nine months ended September 30, 2001 from $2,882 in the nine months ended September 30, 2000. The decrease was due to the elimination of amortization related to goodwill following the complete write-off of goodwill in the quarter ended December 31, 2000.

OTHER INCOME (EXPENSE)

Other income (expense) primarily consists of net interest income (expense). Net interest income was $1,191 for the nine months ended September 30, 2001 compared to net interest expense of $2,252 for the nine months ended September 30, 2000. This change was due to the elimination of all obligations due under the Company's Credit Agreement and an earn-out agreement resulting from the Company's sale of the majority of the IT staff augmentation business on June 30, 2000 which reduced interest expense. The Company also earned additional interest income on the cash proceeds received from the sale on June 30, 2000 of the majority of its IT staff augmentation business during the nine months ended September 30, 2001.

BENEFIT FOR INCOME TAXES

The Company did not record an income tax benefit for the nine months ended September 30, 2001 due to the uncertainty of its realization. For the nine months ended September 30, 2000, the Company recorded an income tax benefit of $5,885 because the operating losses of that period were available for carry back against taxable income of prior years.

INCOME (LOSS) FROM DISCONTINUED OPERATIONS

Discontinued operations is comprised of the Company's IT staff augmentation business. The loss from discontinued operations of $32 for the nine months ended September 30, 2001, compares to income of $8,403 for the nine months ended September 30, 2000. The decrease in income from discontinued operations is the result of the sale of all components of discontinued operations, except one component, by October 31, 2000.

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

Cash used for operating activities was $5,441 for the nine months ended September 30, 2001 and the average cash balance during the quarter was $21,259. Historically, the Company's primary sources of liquidity have been the collection of accounts receivable and borrowings under the credit facility. Total receivables were 61 days of quarterly revenues at September 30, 2001 and 82 days at December 31, 2000.

With the termination of its borrowing arrangements under the Credit Agreement, the Company's primary sources of liquidity going forward will be its existing cash balances, the collection of accounts receivable, and any cash resulting from the sales of the components of the remaining discontinued IT staff augmentation business. The Company believes that the remaining cash from the consummated divestiture transactions and any funds generated from operations will provide adequate cash to fund its anticipated cash working capital needs at least through the next twelve months.

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


                                     COTELLIGENT, INC.




DATE: NOVEMBER 13, 2001              /S/ CURTIS J. PARKER
      -----------------              ---------------------
                                     CURTIS J. PARKER
                                     EXECUTIVE VICE PRESIDENT,
                                     CHIEF FINANCIAL OFFICER AND TREASURER