Form 10-K
period 2001-12-31
COTELLIGENT INC
filed 2002-03-29
CIK 1004963

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2001.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from          to
                               --------    --------
Commission file number 0-27412

                                COTELLIGENT, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                    94-3173918
(State or other jurisdiction of                     (I.R.S.Employer
incorporation or organization)                     Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.[ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $6,407,383 based on the closing price of $0.43 of the registrant's Common Stock as reported on the OTC Bulletin Board on March 28, 2002.

The number of shares of the registrant Common Stock outstanding as of March 28, 2002 was 14,900,891.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10, 11, 12 and 13, of this Form 10-K. We anticipate that our Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

                                COTELLIGENT, INC.
                                TABLE OF CONTENTS
                                    FORM 10-K

                                                                                                    PAGE
Part I
     Item 1       Business......................................................................      3
     Item 2       Properties....................................................................     13
     Item 3       Legal Proceedings.............................................................     13
     Item 4       Submission of Matters to a Vote of Security Holders...........................     13

Part II
     Item 5       Market for the Registrant's Common Stock and Related Stockholder Matters......     14
     Item 6       Selected Financial Data.......................................................     14
     Item 7       Management's Discussion and Analysis of Financial Condition and
                      Results of Operations.....................................................     16
     Item 8       Financial Statements and Supplementary Data...................................     22
     Item 9       Changes in and Disagreements With Accountants on Accounting and
                      Financial Disclosure......................................................     45
Part III
     Item 10      Directors and Executive Officers of the Registrant............................     46
     Item 11      Executive Compensation........................................................     46
     Item 12      Security Ownership of Certain Beneficial Owners and Management................     46
     Item 13      Certain Relationships and Related Transactions................................     46

Part IV
     Item 14      Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............     47
Signatures .....................................................................................     49

                                     PART I

Item 1. Business.
        --------

Company Overview

Cotelligent provides complete business solutions, specializing in mobile business and Web services solutions, to extend information technology ("IT") beyond the desktop all the way to the mobile enterprise. Our mobility business solutions keep mobile workforces connected to their companies' business applications. Our Web services solutions keep our clients' customers, vendors, partners and employees connected via the Internet to a variety of information residing in our clients' information technology infrastructures. We also provide maintenance and support on software products licensed to our clients in connection with solutions we develop.

As part of our complete solutions, we offer:

     .    Strategic IT consulting services
     .    Enterprise Resource Planning (ERP) and Implementation/integration services
     .    Custom application development
     .    Sales and field force automation solutions (FastTrack(TM))
     .    Mobile middleware products (JASware(TM))
     .    Hardware and software products (partners)
     .    Application hosting and Vertical Solution Provider Services
     .    Remote support services
     .    Help desk and Education services

While expanding the capabilities of enterprise systems can benefit Business-to-Business (B2B) and Business-to-Consumer (B2C) initiatives, we believe the greatest demand today is in the Business-to-Employee (B2E) category. This includes the management of mobile workers responsible for functions like route sales, pre-sales, merchandising, route delivery, distribution and field service/repair. The software and hardware used to facilitate these functions include laptops, handheld PCs, PDAs and Web-based Customer Relationship Management (CRM) applications. Cotelligent's complete business solutions, which include software, hardware and information services, are focused on extending information technology functionality to a broad spectrum of office-based and mobile workers. These complete solutions allow mobile workers to do their jobs more effectively from wherever they are located. They allow the client to receive more reliable information. These solutions increase productivity from the field in ways not experienced by the client before. We believe Cotelligent is different from traditional software and services companies because we are able to provide the range of products and services needed to develop complete business solutions that employ advanced mobility and Web-based technologies.

We have expertise in a variety of industries, including consumer goods, manufacturing, high-tech, financial services and automotive. We understand how to build advanced technology systems that expand upon a company's existing systems and compliment the work conducted in their user environments. We have assembled a technical staff with a broad range of skills and industry expertise, including business analysts, network architects, account managers and others. The high level of technical expertise and business experience offered by Cotelligent is an important Company differentiator in the markets in which we compete.

Over the past year, we have positioned ourselves to leverage our foundation of experience in enterprise, systems integration and eBusiness solutions, along with our vertical industry experience, to take advantage of the emerging and growing market for mobility solutions. Cotelligent has over ten years of experience in delivering its FastTrack(TM) sales force automation solutions and its JASware(TM) mobile middleware solutions to a variety of leading companies. Cotelligent's enterprise software, eBusiness and Web services solutions expertise, combined with our FastTrack(TM) and JASware(TM) offerings, uniquely position our Company. We use a proprietary consulting project methodology to help ensure that our clients achieve a successful result and help them make well-informed business and technology decisions.

While we continue to pursue opportunities in eBusiness, our focus on enterprise solutions is directed toward linking eBusiness and mBusiness solutions in the enterprise. Our goal is to continue growing our eBusiness revenue but outpace that growth with mBusiness revenue, which we believe should become the dominant part of the business over the next two years. For 2001, our largest client accounted for approximately 9.3% of our revenue, while our ten largest clients (each over $1 million) accounted for approximately 44% of our revenue.

Strategy

Cotelligent's strategy is comprised of the following components:

Build Systems Using Advanced Technology Empowering the Mobile Workforce

IDC, a technology market research company, predicts that the Mobile Enterprise Applications ("MEA") market will be a $150 billion industry by 2003. Cotelligent's strategy is to take advantage of this market opportunity by leveraging its core competencies in enterprise software, eBusiness and systems integration, and help our clients take advantage of advances in mobile and Web services technologies. To that end, we have already accumulated a strong base of client experience in moving information seamlessly from back-end "connected" application systems to front-end "semi-connected" and "disconnected" field force and customer relations applications using our own FastTrack(TM) and JASware(TM) solutions and application hosting services. Cotelligent has over ten years of experience in this market. Our strategy is to use our reputation and record of success in this area to gain a significant competitive position in the emerging market aimed at empowering the mobile workforce.

The Company has also developed a strong base of experience in developing and implementing Web services solutions employing both Microsoft(R) .NET and IBM open system technologies. As with our mobile computing expertise, we help our clients achieve success in employing .NET and open system technologies by leveraging our significant expertise in enterprise software and systems integration. Our experience has led us to conclude that the effective integration and utilization of Web services solutions require us to have an in-depth knowledge of how enterprise software, and general business applications and functions, interact from end-to-end. Our strategy is to continue to achieve success in developing Web services solutions in our clients' complex business environments and leveraging this success and our reputation as this market continues to grow in the future.

Partnerships

To successfully execute our business strategy, Cotelligent has determined that we must be able to offer complete business solutions to our clients. We believe that in the increasingly interconnected world, key alliances are important. We leverage the resources and depth that come from having strategic partnerships with the companies that complement our capabilities. Our partners include Symbol Technologies, IBM, Microsoft, SAP, Computer Associates, PeopleSoft, Cognos and White Horse Interactive.

Cotelligent has partnered with companies that provide the best components for solutions in our targeted markets. Our Partner Selection Model has been acknowledged in 2001 by IDC as one of the best models of its kind. By carefully choosing which companies provide the best technical solutions and the best partnership opportunities, Cotelligent can offer the best total solution for the best value to our clients. As we continue to evolve to a software solution-centric company, we expect that our partnership program will be expanded in order to enhance our ability to deliver advanced mobile computing and Web services solutions.

Differentiation

We intend to differentiate ourselves from our competitors in the following ways:

..    Invest in partnerships. Strong partnerships will help us to further develop
     ----------------------
     and execute our business strategy:
     . Using partner products and technologies to compliment ours improves "time to market" for Cotelligent solutions.
     . Partners integrating JASware(TM) and/or FastTrack(TM) into their offerings broaden revenue opportunities through channels.
     . Cotelligent is able to improve gross and operating margins through reduced costs of sales and solution delivery.
..    Invest in technology. Cotelligent's ability to be competitive in mobility
     --------------------
     and Web services solutions require us to make investments in technology. These investments will ensure that our software solutions continue to advance our clients' capabilities and, at the same time, keep Cotelligent competitive in the market.
..    Leverage reputation and expertise in enterprise software and systems
     --------------------------------------------------------------------
     integration. Cotelligent's reputation for providing outstanding systems
     -----------
     implementation and integration services is key to our ability to ensure that new, more advanced Cotelligent solutions are properly integrated across our clients' information technology infrastructure.
..    Stress optimization in our marketing messages. Our marketing messages will
     ---------------------------------------------
     increasingly focus on how Cotelligent solutions optimize business activities from end-to-end. We will demonstrate this by employing return on investment ("ROI") analysis and specific factors residing in each Cotelligent target market.

Cotelligent Solutions

Capitalizing on our experience in specific industries allows us to support targeted companies seeking improvements in operational efficiencies and marketplace performance ("optimization") using eBusiness, mBusiness and Web services technology. The integration of our portfolio of products, services and applications into specific industry areas combine to create:

     .    Sales Force Automation (SFA) solutions
     .    Field Force Automation (FFA) solutions
     .    eBusiness solutions
     .    Web services solutions
     .    Other specialized business software solutions

By implementing Cotelligent's solutions, our clients are able to:

     .    Cut costs by automating manual processes
     . Improve productivity and timeliness of data throughput to and from mobile workers
     .    Increase competitive advantage

At the center of our strategy is taking our most effective solutions to market. In determining this, we use a variety of sources for market analysis and data, including Gartner Group and IDC. This information has helped Cotelligent target the most effective components that create the most value (for competitive positioning) and maximize our profitability. In addition, this approach allows us to combine and package our software solutions and services, price them competitively and deliver them as a complete solution to the marketplace.

Below is a description of each of these areas:

Enterprise solutions - Our experience in this field distinguishes us from our
--------------------
competitors by giving us expertise to offer our clients a reliable and scalable framework for managing and moving business data across a variety of platforms. We integrate client systems across their organizations, build better customer relationships, improve back-office efficiencies, share knowledge and generally ensure that software applications in their eBusiness and mBusiness environments work together in form and function within their enterprise.

eBusiness solutions - This portion of our business is built from our experience
-------------------
and expertise in many facets of eBusiness application design and creation. We can facilitate the development and execution of a viable plan that integrates the Internet into new and/or existing business processes, systems and cultures.

Web services solutions - We are a leader in the technologies most popular in the
----------------------
development and deployment of Web services - most notably, IBM WebSphere(R) and Microsoft(R) .NET. As a new breed of pervasive applications, these Web services and Cotelligent's highly skilled team help our clients promote the publication, location and promotion of never before possible IT services to anyone with an Internet connection.

mBusiness and mobility solutions - This field continues to gain significant
--------------------------------
momentum from our knowledge and expertise in wireless data applications. We are enhancing our portfolio of mBusiness solutions through in-house development of our JASware(TM) middleware and FastTrack(TM) framework. We continue to form strategic alliances with key hardware and application development providers to strengthen our solution offerings and capabilities.

Cotelligent's Value Proposition

We promote the following advantages when differentiating our solutions from those of our competitors:

..    Our track record is verifiable: We apply expertise in complex environments
     ------------------------------
     to deliver solutions on time and within budget.
..    Our solutions are designed for our clients' industries: We focus on our
     ------------------------------------------------------
     clients' needs to achieve their potential.
..    Our business experts combine technical experience with vertical industry
     ------------------------------------------------------------------------
     expertise: We combine high levels of expertise in both Microsoft-based and
     ---------
     open systems environment with over 26 years of experience in vertical industry markets.
..    Our framework approach shortens development life cycle: We reduce risk and
     ------------------------------------------------------
     development time by using proven components and methodologies.

..    Our partnerships are carefully managed: We choose and monitor these
     --------------------------------------
     relationships in a way that ensures each delivers application and industry solutions that best fit our clients' business needs.
..    Our approach is to help our clients achieve self-sufficiency: We are
     ------------------------------------------------------------
     dedicated to knowledge transfer and remain accessible as our clients' businesses evolve.

Cotelligent Services

The integrated set of services we provide to our clients include:

     .    Strategic IT consulting services - Analysis of business organization
          --------------------------------
          and processes. After reviewing the technology landscape to determine strengths and weaknesses inherent in our clients' current environment, we provide recommendations that address their infrastructure to hardware needs. This assessment includes defining, analyzing, reviewing and affirming functional and non-functional requirements. We make our clients more competitive in the markets in which they do business by focusing on their business strategy and process, technology and personnel transformation.

     .    Enterprise Resource Planning and Implementation/integration services -
          --------------------------------------------------------------------
          Implementation, integration and optimization of Enterprise Resource Planning applications, including customization and configuration. We optimize manufacturing, order entry, accounting, purchasing, warehousing, transportation and human resource systems to make businesses more responsive and more profitable.

     .    Application development
          .    Custom application development: Development of open system or
               ------------------------------
               Microsoft architectured business applications. In the Web environment, these include eBusiness, ePortal and Web services solutions.
          .    Industry application framework solutions: Development of
               ----------------------------------------
               industry-specific and company-specific components layered onto the FastTrack(TM) application framework, which includes communication and mobile workforce management capabilities. The framework approach begins with a core application of base functionality that is faster and less risky to complete compared with a fully customized application.

     .    Mobile middleware products (JASware(TM)) - Management of the
          ---------------------------------------
          synchronization and flow of information between a variety of devices and/or host systems (all in the same system of enterprise) in a wired or unwired environment. Our middleware product mobilizes enterprise systems while managing assets on the move.

     .    Hardware and software products (Partners) - Partners' products,
          ----------------------------------------
          services and applications that complement and extend our products, services and applications to create a more complete end-to-end business solution.

     .    Application hosting and Vertical Solution Provider services - Our
          -----------------------------------------------------------
          Pervasive Data Center provides a suitable environment for the hosting and operational support of Sales Force Automation, Field Force Automation, mobility and eBusiness applications. Support is available 24 hours a day, 7 days a week, to monitor and manage the accessibility and functionality of these applications

     .    Remote support services - Staging, configuration, distribution and
          -----------------------
          asset management services assist clients with deployment of new mobile solutions. On-going help desk services are available to support users around the clock.

     .    Education and eLearning services - Education services offer our
          --------------------------------
          clients a variety of products and solutions that can be bundled to meet any business's education and training needs, whether it is training end users on a new field force application or training the trainers.

     .    Specialized consulting services - Our technological professionals
          -------------------------------
          provide the necessary skills to assist our clients in the completion of their internal development projects or ongoing operational needs.

Market Conditions

A study by Gartner Group, a market research company, shows that in North America, the largest 20 IT professional services providers, which are referred to as Tier 1 providers, account for approximately 30 percent of the entire market. By default, about 70 percent of the North American market demand is satisfied by smaller, or Tier 2, IT professional services providers. Tier 2 IT professional services providers are companies with less than $500 million in revenue per annum and deliver some or all the IT professional service lines. These service lines are combined with technology products (for example, software or hardware) to create an IT solution. Examples of IT solutions include Customer Relationship Management, Sales Force Automation, Field Force Automation, data warehousing, business intelligence, eCommerce, Enterprise Resource Planning, knowledge management and Supply Chain Management.

Tier 2 IT professional services providers focus on delivering back-office, project-based services requiring technical architecture and design, project management, business solution architecture, application development, systems integration and Internet services. They are not focused on delivering business strategy consulting or staff augmentation services. eCommerce solutions, on average, account for 28 percent of IT professional services revenue of the Tier 2 companies surveyed by Gartner Group, followed by Customer Relationship Management, human resources and business intelligence solutions accounting for 10 percent, 9 percent and 6 percent, respectively. Similarly, Tier 2 companies that deliver consulting and systems integration services, on average, derive about 40 percent of their revenue from clients, earning less than $500 million per annum.

Tier 2 IT professional services providers have grown in importance throughout most of 2001 for three primary reasons:

     . The rise and subsequent fall of pure-play eBusiness services companies has left a major IT professional services delivery gap.
     . Research indicates that the small and mid-size business market in the United States may increase spending on front office and back-office eBusiness initiatives over the next few years.
     . The absence of a technological catalyst, such as client/server, Enterprise Resource Planning, Y2K and eBusiness with the potential to disrupt markets, has enabled Tier 2 competitors to effectively catch up to Tier 1 competitors through the development of reusable templates and solutions that also require strong systems integration skills.

Marketing

We initiated a number of important marketing initiatives during 2001. These marketing initiatives were focused on helping the Company transform its identity and build its brand in the markets in which it competes.

     . The launch of our revamped Web site to reflect the re-branding of Cotelligent, subsequent integration of new information, including our JASware(TM)mobile solutions and FastTrack(TM)offerings.
     . Brand building through all printed and online materials to support our offerings and positioning as a mobility solutions provider.
     . Brand building through tradeshow presence at partner, targeted vertical market and similar technology events.
     . By employing a PR firm, the Company generated numerous articles in industry publications and several speaking opportunities at industry events improving brand awareness.
     . Regular internal communications to employees of Cotelligent announcing events, client wins and successes to promote involvement and build culture.

We employ an integrated marketing approach that links planning and the launch of new solutions, products and service offerings with active marketing campaigns to support them. Our first step toward this was to organizationally link our Business Development and Marketing functions together.

Sales

It is important to educate, orient and measure our sales force utilizing consistent benchmarking procedures. In 2001, we continued the development of numerous industry-specific sales kits (Client Engagement Guides, or "CEGs") for each of our target vertical markets. In addition, we have introduced solution-based CEGs that provide detailed information on how to effectively sell Cotelligent software solutions and services.

The CEGs provide Cotelligent with market intelligence, enabling our sales teams to focus on specific market niches. Further, these valuable documents accelerate the education of new sales Account Executives as they join the Company. Using these guides, we have advanced the effectiveness of our sales force in the following ways:

     . Establishing a working knowledge of Cotelligent, our core competencies, market focus and value proposition. Our Account Executives are now equipped to approach prospective clients with a greater understanding of their industry and issues, and articulate Cotelligent's value proposition.
     . Building valued relationships with clients by solving today's problems and providing them with a vision/strategy for the future.
     . Accelerating sales opportunities by focusing our selling activities on discreet market segments in Cotelligent core competencies.
     .    Increasing revenue.

Our solutions and services are sold by our direct sales force as well as by our channel sales force. We also utilize telesales and telemarketing sales in order to generate leads and open new opportunities.

Competition

In the emerging marketplace of mobility solutions, there are few standards established and a number of ways to extend the functionality of the enterprise IT system. Therefore, each competitor has determined the scope of the solution they provide and the components used to build them. Thus, Cotelligent has a large number of competitors in part determined by the industry and/or technology niche needed for the particular client's business. In other cases, the competitor is left over from the days of a more traditional IT consulting model.

For example, mobilization often requires a middleware product. In this area, our JASware(TM) products compete with companies like Synchrologic and Aether Systems. The development of the mobile business application requires in-depth industry knowledge and the ability to customize applications. In the consumer goods market, we compete with companies like SAP, MEI and Thinque. To make a mobile solution efficient, it should be integrated into the legacy systems or added as an enterprise Web service. In this area, we may compete with larger system integrators or a "Big Five" accounting firm.

To compete successfully, we must be able to deliver leading-edge solutions with speed and competence, develop and market cost-effective offerings that meet changing client needs, and respond rapidly to evolving technology by continuously training our technical and sales consultants.

Registrant Information

Cotelligent was incorporated in February 1993 under the laws of the State of California as TSX, a California corporation. In November 1995, we changed our jurisdiction of incorporation to Delaware and our name to Cotelligent Group, Inc. In September 1998, we changed our name to Cotelligent, Inc. Unless the context otherwise requires, references to "Cotelligent," "Company," "we," "us" and "our" refer to Cotelligent, Inc., a Delaware corporation.

Our headquarters are located at 44 Montgomery St., Suite 4050, San Francisco, California 94104 and our telephone number is (415) 439-6400.

Employees

At December 31, 2001 we had 275 employees, including a technical staff of approximately 165 IT professionals.

Risk Factors

--------------------------------------------------------------------------------
The following discussion contains certain cautionary statements regarding Cotelligent, Inc.'s business and results of operations, which should be considered by our stockholders or any reader of our business and results of financial information disclosure. This information is provided to enable us to avail ourselves of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The following factors should be considered in conjunction with any discussion of our operations or results, including any forward-looking statements as well as comments contained in press releases, presentations to securities analysts or investors and all other communications made by us or our representatives. We intend to use the following words or variations of the following words to identify forward-looking statements: anticipates, believes, expects, estimates, intends, plans, projects and seeks.

In making these statements, we disclaim any intention or obligation to address or update each factor in future filings or communications regarding our business or results, and we do not undertake to address how any of these factors may have caused changes to discussions or information contained in previous filings or communications. In addition, any of the matters discussed below may have affected our past results and may affect future results, so that our actual results may differ materially from those expressed here and in prior or subsequent communications.
--------------------------------------------------------------------------------

If we are unable to generate positive cash flow and return to profitability in the near term, we may exhaust our capital.

We have experienced a general reduction in demand for our services. At the same time, we have taken action to divest non-strategic operations and have used the cash proceeds from these divestitures to pay off debt obligations. As a result, we have had adequate working capital to fund our needs as we restructured the business. Nevertheless, we realize these cash resources are limited and that if our business does not begin to generate revenue, a positive cash flow and return to profitability in the near term, our on-going liquidity and financial viability could be materially and adversely affected.

If the eBusiness, mBusiness and Web services markets do not continue to develop, or if their development is delayed, our business could be harmed.

Our future revenues will depend on the development of the eBusiness, mBusiness and Web services markets. The failure of these markets to materialize, or a delay in the development of these markets, could seriously harm our business. The success of eBusiness depends substantially upon the widespread adoption of the Internet as a primary medium for commerce, business applications and communications. Critical issues concerning the commercial use of the Internet, such as security, reliability, cost, accessibility and quality of service continue to evolve and unforeseen factors may negatively affect the growth of Internet use or the attractiveness of commerce and business communications over the Internet. The success of mBusiness depends on acceptance of wireless data applications for commercial use, the quality of telecommunications and availability of devices supporting wireless applications. Critical issues in the wireless industry include security, cost, accessibility and reliability of service, and further development of wireless technology standards.

We have a limited operating history in the mBusiness and Web services markets.

The uncertainty of our future performance in these markets may impact our ability to market and sell mBusiness and Web services solutions to prospective clients, which would adversely affect our operating results.

Our future growth and ability to differentiate Cotelligent from its competition is, in part, dependent upon our success in developing, marketing and selling our mobile management solution services.

We are developing, marketing and selling mobile management solutions and services. Some of these efforts in the past year have not been successful. In addition, our resources in the mobile management solution area are limited. Nevertheless, we continue to focus on this business as it represents significant opportunity. If we are not able to stay ahead of technical advancements in the market or deliver these solutions and services, our operating results could suffer.

Our JASware(TM) and FastTrack(TM) applications may not be accepted by the market.

We have recently deployed our JASware(TM) Web-enabled mobile management software and our FastTrack(TM) mobile solutions addressing field force automation, and these software applications are an important part of our strategy. The use of JASware(TM) and FastTrack(TM) in client solutions may fail to gain market acceptance due to a variety of factors, many of which are outside our control. These factors include:

     .    Client preferences;
     . Competition from companies offering and selling similar solutions and services;
     . Introduction of new technologies not compatible with our existing solutions and services that render our offerings obsolete;
     . Actual or perceived quality and usefulness issues that negatively impact the Company's prospects.

If our software applications are not accepted by the market, our business could be adversely affected.

Our software applications may not work as intended.

Part of our strategy is to provide synchronization and transfer of information between disparate systems, platforms and devices, and rapidly implement mobile business solutions. If our software products, including our JASware(TM) products and FastTrack(TM) framework, do not work as intended, we will be unable to provide these solutions to our clients and our business would be adversely affected.

We may need to invest heavily in research and development to keep our software applications viable.

We may need to invest heavily in research and development to keep our software applications viable in the rapidly changing markets in which we operate. This research and development effort may require significant resources and may not be successful. The investment of significant resources in research and development could adversely affect our liquidity. In addition, our business may be adversely affected if our investment does not result in the development of software applications that can be used in providing IT solutions to our clients.

We may be unable to protect our proprietary technology.

Our success in providing mBusiness and Web services solutions depends, in part, upon our proprietary software applications and other intellectual property rights. We rely on a combination of trade secrets, nondisclosure, other contractual arrangements, copyright and trademark laws to protect our proprietary rights. We enter into confidentiality agreements with our employees, consultants and clients, and limit access to and distribution of our proprietary information. We cannot be certain that the steps we take in this regard will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. In addition, although we believe that our services and products do not infringe on the intellectual property rights of others, infringement claims may be asserted against us in the future, and, if asserted, these infringement claims may be successful. A successful claim against us could materially adversely affect our business and results of operations.

We may not be able to establish successful partnerships or strategic alliances, and partnerships and strategic alliances we do establish may not be successful.

Part of our strategy is to form partnerships and strategic alliances with entities that have complementary products, services or technologies which can help us provide complete IT solutions to our clients. Even if we identify suitable candidates, we may not be able to form partnerships or alliances on reasonable commercial terms. In addition, any partnerships or alliances we do establish may not complement our business or help us provide IT solutions to our clients. If we fail to establish successful partnerships or strategic alliances, our ability to provide clients with complete IT solutions could be adversely affected.

We are subject to rapid changes in technology and client preferences.

Our market is characterized by rapidly changing technology, changes in client requirements and preferences, frequent new product and service announcements, and evolving new industry standards and practices that could render our existing proprietary technology obsolete. Our success will depend, in part, on our ability to acquire or license leading technologies useful in our business; enhance our existing software solutions; develop new software solutions and technology that address the increasingly sophisticated and varied needs of existing and prospective clients; and respond to technological advances and evolving industry standards and practices on a cost-effective and timely basis. The development of proprietary technology entails significant technical, financial and business risks. To be successful, we must adapt to the rapidly changing market by continually improving the performance and reliability of our software applications. We could also incur substantial costs to modify our software applications to adapt to these changes. Our business could be adversely affected if we incurred significant costs without adequate results.

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

Our clients may cancel or delay spending on IT solution initiatives because of the current economic climate.

Since the second half of 2000, many companies have experienced financial difficulties or uncertainty and have begun to cancel or delay spending on technology consulting initiatives as a result. Furthermore, the severe financial difficulties which many start-up Internet companies have experienced has further reduced the perceived urgency by larger companies to begin or continue technology initiatives. If large companies continue to cancel or delay their technology consulting initiatives because of the current economic climate, or for other reasons, our business and results of operations could be adversely affected.

Our revenues and financial condition may be adversely affected by the loss of business from significant clients.

Our revenues are primarily derived from services provided in response to client requests or on an assignment-by-assignment basis. Our engagements, generally billed on a time and materials basis, are terminable at any time by our clients, generally without penalty. In addition, for the year ended December 31, 2001, our largest client and our ten largest clients accounted for approximately 9.3% and 44%, respectively, of our revenues. Our clients may not continue to engage us for projects or use our services at historical levels, if at all. If we lose a major client or suffer a reduction in business, our revenues and financial condition may be adversely affected.

If we fail to continue to attract and retain qualified IT professionals, it could harm our business.

Our success depends upon our ability to attract, hire and retain technical consultants, software developers, software engineers and project managers who possess the necessary skills and experience to conduct our business. We continually identify, screen and retain qualified IT professionals to keep pace with client demand for rapidly evolving technologies and varying client needs. We compete for these professionals with our clients, other providers of software solutions and services, systems integrators, providers of outsourcing services, computer systems consultants and temporary staffing companies in a variety of industry segments. Competition for individuals with proven technical skills is intense. In the past, we have experienced difficulties in identifying and retaining qualified IT professionals and, in some instances, we were unable to meet requests for services. We cannot assure that qualified IT professionals will continue to be available to us in sufficient numbers.

Our success is dependent on our key management personnel.

Our operations are dependent on the continued efforts of our executive officers and senior management. In addition, we will likely depend on the senior management of any business we may merge with or acquire in the future. If any of these people are unable or unwilling to continue in his or her present role, or if we are unable to hire, train and integrate new management personnel effectively, our business could be adversely affected. We do not currently maintain key person life insurance covering any of our executive officers or other members of senior management.

We face intense competition that could adversely affect our ability to generate revenue and profitability.

The IT consulting services industry is highly competitive, fragmented and subject to rapid change. Our competitors include local, regional and national software firms, IT consulting firms, system integration firms, professional service divisions of applications software firms and the professional service groups of computer equipment companies. We also compete with management information outsourcing companies, "Big Five" accounting firms and other management consulting firms. Many of our competitors have greater technical, financial or marketing resources than we have. In addition, we intend to enter new markets and expand our solutions and services offerings through internal growth and acquisitions, and we expect to encounter additional competition from established companies in these areas. Further, traditional purchasers of consulting services have consolidated their vendor lists to a smaller number of preferred solutions and service providers. If we are unable to become a preferred solutions and service provider, our ability to acquire new clients and retain existing clients could be adversely affected. If we cannot compete effectively in our industry, our revenues and profitability could be adversely affected.

We do not have a credit facility in place as we operate from existing cash resources.

When we paid off our bank loan on June 30, 2000, our credit facility was terminated. Prior to June 30, 2000, we have relied on our credit facility and positive cash flow to satisfy our liquidity needs. We have not secured additional financing and plan to continue operating using our existing cash resources and cash resources generated from the collection of our accounts receivable. Should we find ourselves in need of more cash, we would have to seek financing and might, as a result, have a short-term liquidity problem. Additionally, we may not be successful in securing financing, or if successful, the terms may not be advantageous to us.

If we are unable to increase our revenues through the deployment of our sales and business development organization, our future growth could suffer.

We re-organized our sales force in 2000, which resulted in significant turnover and the hiring of a number of new sales people. Although we feel this new sales team is better suited than our prior sales force to develop the business we are targeting, we recognize there is an extensive ramp-up time associated with a new sales force and market conditions for our services are competitive. If this new team is not successful in growing the number of profitable client engagements in the near term, our revenues and profitability may not improve. Consequently, our financial performance could be materially and adversely affected.

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

Item 2. Properties.
        ----------

Our principal executive offices and our continuing operating subsidiaries are located in 8 facilities with an aggregate of approximately 77,480 square feet and are leased at aggregate current monthly rents of approximately $0.1 million with no lease commitment extending past the year 2007. We believe that our properties are adequate for our needs. Furthermore, we believe that suitable additional or replacement space will be available when required on terms we believe will be acceptable.

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

                                     PART II
                                     -------

Item 5. Market for the Registrant's Common Stock and Related Stockholder
        ----------------------------------------------------------------
        Matters.
        -------

Price range of common stock

The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock. Since October 11, 2001 the Common Stock has been listed on the OTC Bulletin Board under the symbol "CGZT," prior to which it was listed on the NYSE under the symbol "CGZ".

                                                         High     Low
                                                        ------   -----

Fiscal Year Ended March 31, 2000
     April 1, 1999 through June 30, 1999.............   $15.31   $5.63
     July 1, 1999 through September 30, 1999.........   $ 7.81   $3.50
     October 1, 1999 through December 31, 1999.......   $ 6.94   $2.88
     January 3, 2000 through March 31, 2000 .........   $ 6.69   $4.25

Nine Months Ended December 31, 2000
     April 1, 2000 through June 30, 2000.............   $ 7.25   $3.75
     July 1, 2000 through September 30, 2000.........   $ 5.56   $3.06
     October 1, 2000 through December 31, 2000.......   $ 3.44   $0.63

Fiscal Year Ended December 31, 2001
     January 1, 2001 through March 31, 2001..........   $ 5.00   $0.58
     April 1, 2001 through June 30, 2001.............   $ 0.95   $0.40
     July 1, 2001 through September 30, 2001.........   $ 0.99   $0.12
     October 1, 2001 through December 31,2001........   $ 0.32   $0.10

Fiscal  Year Ended December 31, 2002
     January 1, 2002 through March 28, 2002..........   $ 0.50   $0.25

On March 28, 2002, the last reported sales price of the Common Stock, as reported on the OTC Bulletin Board, was $0.43 per share. On March 28, 2002, there were 784 stockholders of record of the Common Stock.

Item 6. Selected Financial Data.
        -----------------------

The Company historically operated on an April 1 to March 31 fiscal year. In July 2000, the Company announced a change in its fiscal year end to December 31 from March 31, resulting in a nine month transition period from April 1, 2000 through December 31, 2000.

The selected financial data with respect to Cotelligent's consolidated statements of operations for the year ended December 31, 2001, the nine months ended December 31, 2000 and years ended March 31, 1998, 1999 and 2000 and with respect to the consolidated balance sheets as of December 31, 2001 and 2000 and March 31, 1998, 1999 and 2000 have been derived from Cotelligent's financial statements which have been audited by Arthur Andersen LLP.

The following selected financial data should be read in conjunction with the financial statements, related notes and other financial information of the Company included elsewhere herein. See "Item 7. Management's Discussion and
                                                ---------------------------
Analysis of Financial Condition and Results of Operations".
----------------------------------------------------------

                             Selected Financial Data
                                Cotelligent, Inc.
                        (In thousands, except share data)

                                                     Year Ended December 31,       Nine Months Ended December 31,
                                                   ----------------------------    ------------------------------
                                                                    (Unaudited)                      (Unaudited)
                                                       2001           2000             2000             1999
                                                   ------------    ------------    ------------     -------------
Statement of Operations Data (1)(2):
 Revenues ......................................    $    45,901     $    93,592     $    66,292      $    78,264
 Cost of services ..............................         31,976          63,621          44,884           51,258
                                                    -----------     -----------     -----------      -----------
   Gross profit ................................         13,925          29,971          21,408           27,006
 Selling, general and administrative expense ...         29,876          48,228          36,742           30,374
 Depreciation and amortization of goodwill .....          2,634           3,888           3,035            2,413
 Impairment of long-lived assets ...............             --          41,478          41,478               --
 Restructuring charge ..........................          3,373           4,200           4,200               --
 Non-recurring transaction costs ...............             --              --              --               --
                                                    -----------     -----------     -----------      -----------
 Operating income (loss) .......................        (21,958)        (67,823)        (64,047)          (5,781)
 Other income (expense) ........................          1,249          (1,605)           (323)          (2,474)
                                                    -----------     -----------     -----------      -----------
 Income (loss) before provision for income taxes        (20,709)        (69,428)        (64,370)          (8,255)
 Provision (benefit) for income taxes ..........         (5,074)        (11,104)         (9,334)          (2,890)
                                                    -----------     -----------     -----------      -----------
 Income (loss) from continuing operations ......        (15,635)        (58,324)        (55,036)          (5,365)
                                                    -----------     -----------     -----------      -----------
 Income (loss) from discontinued operations ....            (32)          5,133           2,889          (12,234)
 Gain on sale of discontinued operations, net of
   income taxes of $14,464 .....................             --           9,963           9,963               --
                                                    -----------     -----------     -----------      -----------
 Income (loss) from discontinued operations ....            (32)         15,096          12,852          (12,234)
                                                    -----------     -----------     -----------      -----------
 Net income (loss) .............................        (15,667)    $   (43,228)    $   (42,184)     $   (17,599)
                                                    ===========     ===========     ===========      ===========
 Earnings per share
 Basic -
 Income (loss) from continuing operations ......          (1.04)          (3.84)    $     (3.61)     $     (0.38)
 Income (loss) from discontinued operations ....             --            0.99            0.84            (0.87)
                                                    -----------     -----------     -----------      -----------
 Net income (loss) .............................          (1.04)          (2.85)    $     (2.77)     $     (1.25)
                                                    ===========     ===========     ===========      ===========
 Diluted -
 Income (loss) from continuing operations ......    $     (1.04)    $     (3.84)    $     (3.61)     $     (0.38)
 Income (loss) from discontinued operations ....             --            0.99            0.84            (0.87)
                                                    -----------     -----------     -----------      -----------
 Net income (loss) .............................    $     (1.04)    $     (2.85)    $     (2.77)     $     (1.25)
                                                    ===========     ===========     ===========      ===========
 Weighted average number of shares outstanding
 Basic .........................................     15,075,546      15,173,898      15,230,969       14,060,481
 Diluted .......................................     15,075,546      15,173,898      15,230,969       14,060,481

                                                               Year Ended March 31,
                                                   -------------------------------------------

                                                        2000           1999            1998
                                                   ------------    ------------    -----------
Statement of Operations Data (1)(2):
 Revenues ......................................    $   105,564     $    88,739    $    59,202
 Cost of services ..............................         69,995          55,730         39,303
                                                    -----------     -----------    -----------
   Gross profit ................................         35,569          33,009         19,899
 Selling, general and administrative expense ...         41,860          25,641         20,619
 Depreciation and amortization of goodwill .....          3,266           1,838            654
 Impairment of long-lived assets ...............             --              --             --
 Restructuring charge ..........................             --              --             --
 Non-recurring transaction costs ...............             --              --            214
                                                    -----------     -----------    -----------
 Operating income (loss) .......................         (9,557)          5,530         (1,588)
 Other income (expense) ........................         (3,756)            128           (684)
                                                    -----------     -----------    -----------
 Income (loss) before provision for income taxes        (13,313)          5,658         (2,272)
 Provision (benefit) for income taxes ..........         (4,660)          2,268         (1,201)
                                                    -----------     -----------    -----------
 Income (loss) from continuing operations ......         (8,653)          3,390         (1,071)
                                                    -----------     -----------    -----------
 Income (loss) from discontinued operations ....         (9,990)         11,926          7,502
 Gain on sale of discontinued operations, net of
   income taxes of $14,464 .....................             --              --             --
                                                    -----------     -----------    -----------
 Income (loss) from discontinued operations ....         (9,990)         11,926          7,502
                                                    -----------     -----------    -----------
 Net income (loss) .............................    $   (18,643)    $    15,316    $     6,431
                                                    ===========     ===========    ===========
 Earnings per share
 Basic -
 Income (loss) from continuing operations ......    $     (0.60)    $      0.24    $     (0.09)
 Income (loss) from discontinued operations ....          (0.70)           0.85           0.65
                                                    -----------     -----------    -----------
 Net income (loss) .............................    $     (1.30)    $      1.09    $      0.56
                                                    ===========     ===========    ===========
 Diluted -

 Income (loss) from continuing operations ......    $     (0.60)    $      0.24    $     (0.09)
 Income (loss) from discontinued operations ....          (0.70)           0.84           0.64
                                                    -----------     -----------    -----------
 Net income (loss) .............................    $     (1.30)    $      1.08    $      0.55
                                                    ===========     ===========    ===========
 Weighted average number of shares outstanding
 Basic .........................................     14,298,693      14,078,068     11,485,393
 Diluted .......................................     14,298,693      14,236,786     11,610,339

                                             December 31,                March 31,
                                          -----------------   ------------------------------
                                           2001       2000      2000       1999       1998
                                          -------   -------   --------   --------   --------
Balance Sheet Data:
 Working capital ......................   $22,387   $34,255   $ 43,047   $ 97,614   $ 79,025
  Total assets ........................   $43,652   $64,714   $159,527   $158,374   $103,335
 Long-term debt less current portion      $   538   $  1000   $     52   $ 28,191   $    171
 Stockholders' equity .................   $29,035   $45,003   $ 85,980   $107,833   $ 90,339

(1) During fiscal 1998, the Company acquired four businesses accounted for under the pooling-of-interests method (the "Pooled Companies") and has restated its financial statements for all periods to present financial data as if Cotelligent and the Pooled Companies had always been members of the same operating group. In addition, during the fiscal years ended March 31, 1998, 1999 and 2000, the Company acquired ten businesses accounted for under the purchase method (the "Purchased Companies"). The consolidated financial statements include the operating results of the Purchased Companies subsequent to their respective acquisition dates. Prior to March 31, 2000, the Company entered into a plan to divest its IT staff augmentation business. Accordingly, the accompanying financial data have been prepared to present as discontinued operations the Company's IT staff augmentation business for all periods presented.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations.
        -------------

Cotelligent was formed in February 1993 to acquire, own and operate IT consulting services businesses. Cotelligent was a non-operating entity until 1996 when it first began to acquire businesses. The Company historically operated on an April 1 to March 31 fiscal year. In July 2000, the Company changed its fiscal year to December 31, resulting in a nine-month transition period from April 1, 2000 through December 31, 2000.

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

Cotelligent provides IT consulting and maintenance, support and hosting on software products it licenses. The majority of these activities are provided under time and materials billing arrangements, and revenues are recorded as work is performed. Revenues are directly related to the total number of hours billed to clients and the associated hourly billing rates. Hourly billing rates are established for each service provided and are a function of the type of work performed and the related skill level of the consultant. In addition, the Company has developed complete mobile workforce management solutions for industries that have medium to large transient sales, field or delivery personnel. A component of these solutions may be software that has been developed by the Company. Revenues associated with software licensing, related maintenance and consulting services are recognized once a contract is signed, delivery has been made and collectibility is probable.

The Company's principal costs are professional compensation directly related to the performance of services and related expenses. Gross profits (revenues after professional compensation, related expenses and depreciation of deferred development costs) are primarily a function of hours billed to clients per professional employee or consultant, hourly billing rates of those employees or consultants and employee or consultant compensation relative to those billing rates. Gross profits can be adversely impacted if services provided cannot be billed, if the Company is not effective in managing its service activities, if fixed-fee engagements are not properly priced, if consultant cost increases exceed bill rate increases or if there are high levels of unutilized time (work activities not chargeable to clients or unrelated to client services) of full-time salaried service professional employees.

Operating income (gross profit less depreciation, research and development costs, and selling, general and administrative expenses) can be adversely impacted by increased administrative staff compensation and expenses related to streamlining or expanding the Company's business, which may be incurred before revenues or economies of scale are generated from such investment. Solution development activities require a higher level of selling, general and administrative activities as well as investment in research and development activities.

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

Results of Operations (in thousands)

For comparability purposes, the following discussion will make reference to comparisons between the year ended December 31, 2001 and the year ended December 31, 2000, and the nine-month transition period ended December 31, 2000 and December 31, 1999. The Company believes that these comparisons are meaningful as they represent identical period-over-period comparisons.

Results for the year ended December 31, 2000 and the nine months ended December 31, 1999 are unaudited. The Company changed its year end to December 31 from March 31 and reported audited results for the nine month transition period ended December 31, 2000 in its Transition Report on Form 10-K.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000
(Unaudited)

Revenues. Revenues decreased during the year ended December 31, 2001 by $47,691, or 51%, to $45,901 from $93,592 in the year ended December 31, 2000. The decrease was due to a general reduction in demand for services due to softening in the market coupled with the Company's evolution from providing general IT consulting services towards offering mobile workforce management solutions.

Gross profit. Gross profit decreased in the year ended December 31, 2001 by $16,046, or 54%, to $13,925 from $29,971 in the year ended December 31, 2000.
The decrease was due to a general reduction in demand for services due to softening in the market coupled with the Company's evolution from providing general IT consulting services towards offering mobile workforce management solutions. Gross profit as a percentage of revenues decreased to 30% from 32% primarily due to lower utilization of salaried billable staff caused by a downturn in demand for services.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased in the year ended December 31, 2001 by $18,352, or 38%, to $29,876 from $48,228 in the year ended December 31, 2000.
The decrease was primarily due to the closure of three operating locations in the later part of 2000, reductions in operating staff following the divestiture of the majority of the IT staff augmentation business, as well as the effects of other reductions in staff to streamline operations in line with revenue, and a decrease in the provision for doubtful accounts receivable (which in the year ended December 31, 2000 primarily related to dot.com customers where venture capital funding had not materialized). Selling, general and administrative expenses as a percent of revenues were 65% for the year ended December 31, 2001 compared to 52% for the same period of the prior year. Although the Company has streamlined operations, the Company continues to invest heavily in sales, marketing and business development activities as it shifts away from general IT consulting services towards offering mobile workforce management solutions. By the end of 2001, 39% of the selling, general and administrative spending was attributable to selling, marketing and business development activities.

Depreciation and Amortization of Goodwill. Depreciation and amortization decreased in the year ended December 31, 2001 by $1,254, or 32%, to $2,634 from $3,888 in the year ended December 31, 2000. The decrease was due to the reduction of amortization related to goodwill, following the complete write-off of goodwill in the quarter ended December 31, 2000.

Impairment of long-lived assets. During the year ended December 31, 2000, the Company recognized an impairment of long-lived assets charge for $41,478 representing a $37,371 goodwill impairment charge and a $4,107 write-off of investment costs associated with the bSmart.to joint venture.

Restructuring Charge. In September 2001 and December 2000, as part of the Company's efforts to streamline its operations commensurate with its revenue base, the Company identified opportunities to reduce its cost structure by reducing headcount and closing certain operating facilities to conform to the Company's new operating structure. Accordingly, the Company adopted restructuring plans in accordance with Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges." The restructuring charge of $3,373 during the year ended December 31, 2001 included provisions for severance of approximately 145 management and operating staff ($1,059) as well as closure costs associated with a plan to consolidate or dispose of certain locations, including the write-down of associated property and equipment ($2,314). The restructuring charge of $4,200 during the year ended December 31, 2000 included provisions for severance of approximately 90 management and operating staff ($1,100) as well as closure costs associated with a plan to consolidate or dispose of certain locations, including the write-down of associated property and equipment ($3,100).

Other Income (Expense). Other income (expense) primarily consists of interest income, net of interest expense. Interest income, net of interest expense, was $1,249 for the year ended December 31, 2001 as compared to interest expense, net of interest income of $1,605 for the year ended December 31, 2000. The change to net interest income for the year ended December 31, 2001 from net interest expense for the year ended December 31, 2000 was due to the elimination of all obligations due under the Company's Credit

Agreement and an earn-out agreement resulting from the Company's sale of the majority of the IT staff augmentation business on June 30, 2000. Subsequent to June 30, 2000, interest expense was reduced and the Company also earned additional interest income on the cash proceeds received from the sale on June 30, 2000 during the years ended December 31, 2000 and 2001.

Provision (Benefit) for Income Taxes. The Company realized an income tax benefit of $5,074, or an effective tax rate of 24% of pre-tax loss for the year ended December 31, 2001, compared to an income tax benefit of $11,104, or an effective tax rate of 16% for the year ended December 31, 2000. The increase in the effective tax rate was the result of a valuation allowance against the tax benefit associated with the net operating loss generated in the year ended December 31, 2001, due to the uncertainty of realization, as it is only available to carry forward against future years' income.

In the first quarter of 2002, Congress approved the Job Creation and Worker Assistance Act of 2002, allowing March 31, 2002 net operating losses to be carried back five years. Under SFAS No. 109, the effect of this change in tax law is not reflected in the December 31, 2001 financial statements as changes in tax law must be reflected in the period of enactment. Had this change in tax law been reflected in the financial statements at December 31, 2001, additional tax benefits would have been recorded.

Income (Loss) from Discontinued Operations. Discontinued operations is comprised of operations associated with the IT staff augmentation portion of the Company's business and the gain on the sale of the discontinued operations.

The net loss from discontinued operations of $32 for the year ended December 31, 2001 compares to net income of $5,133 for the year ended December 31, 2000. The decrease in income from discontinued operations is the result of the sale of all components of discontinued operations, except one component, by October 31, 2000. In addition, during the year ended December 31, 2001, the Company abandoned its plan to divest the one remaining component, and consequently, closed the business.

The gain on sale of the discontinued operations of $9,963 for the year ended December 31, 2000 consists of three separate transactions, including: 1) the sale of the majority of the IT staff augmentation business on June 30, 2000 for proceeds of $116,495 and the assumption of approximately $10,000 in liabilities,
2) the sale of the IT staff augmentation operations in Orlando on July 14, 2000 for $650 and the assumption of $385 of assumed liabilities, and 3) the sale of the international IT staff augmentation operation for $4,459, consisting of a secured promissory note bearing interest at prime plus 1%, payable over five years.

Nine Months Ended December 31, 2000 Compared to Nine Months Ended December 31, 1999 (Unaudited)

Revenues. Revenues decreased in the nine months ended December 31, 2000 by $11,972, or 15%, to $66,292 from $78,264 in the nine months ended December 31, 1999. The decrease was primarily due to a general reduction in demand for the Company's services and the discontinuation of revenues from the Company's Philadelphia-based operations from August 8, 2000 through December 6, 2000 while contributed to the bSmart.to joint venture and accounted for on the equity method of accounting. Partially offsetting the decrease in revenues was a 21% increase in the average billing rate.

Gross Profit. Gross profit decreased in the nine months ended December 31, 2000 by $5,598, or 21%, to $21,408 from $27,006 in the nine months ended December 31, 1999. The decrease was primarily due to a general reduction in demand for the Company's services and the contribution of the Company's Philadelphia-based operations to the joint venture from August 8, 2000 through December 6, 2000. Gross profit as a percentage of revenues decreased due to lower utilization of salaried billable staff caused by a downturn in demand for services and the exclusion of the Philadelphia-based operations, which, contributed to the bSmart.to joint venture, had inherently higher gross profit as a percentage of revenue. The decrease was partially offset by an increase in the average billing rate.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased in the nine months ended December 31, 2000 by $6,368, or 21%, to $36,742 from $30,374 in the nine months ended December 31, 1999. The increase was primarily due to increases in employee wages and benefits incurred in the Company's effort to move towards a centralized business model which required a more robust infrastructure and was put into place prior to management's decision to divest the majority of its IT staff augmentation business. In addition, the Company increased the provision for doubtful accounts receivable (primarily related to dot.com customers where venture capital funding has not materialized), paid termination benefits to employees at locations closed, and increased marketing efforts associated with the re-branding of the Company. Selling, general and administrative expenses as a percent of revenues were 55% for the nine months ended December 31, 2000 compared to 39% for the same period of the prior year. Although the Company was in the process of divesting its discontinued operations during the nine months ended December 31, 2000, selling, general and administrative expenses did not decrease as the Company continued to provide infrastructure and support for the divested operations.

Depreciation and Amortization of Goodwill. Depreciation and amortization increased in the nine months ended December 31, 2000 by $622, or 26%, to $3,035 from $2,413 in the nine months ended December 31, 1999. The increase was primarily due to the spending on new state-of-the art technology equipment and related depreciation.

Impairment of long-lived assets. During the nine months ended December 31, 2000, the Company recognized an impairment of long-lived assets charge for $41,478, representing a $37,371 goodwill impairment charge and a $4,107 write-off of investment costs associated with the bSmart.to joint venture.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, the Company considers, among other factors, deterioration of operating performance or a general reduction in demand for services for a sustainable period to be indicators of potential impairment of long-lived assets. The Company experienced a reduction in demand for its services. As a result of this reduction in demand for its services, the Company recognized a $37,371 impairment of goodwill during the nine months ended December 31, 2000 as the future discounted cash flows of its certain long-lived assets were estimated to be less than the asset's related carrying value.

In December 2000, the Company exercised its right to terminate the bSmart.to joint venture when the Company believed that the wireless venture would require a substantial additional investment to remain viable and that making such an investment would not be in the best interest of the Company. As a result of termination of the joint venture, the Company recognized a $4,107 impairment of long-lived assets charge related to investment costs associated with the formation of and the investment in the bSmart.to joint venture.

Restructuring Charge. During the nine months ended December 31, 2000, the Company recognized a $4,200 restructuring charge resulting from a thorough review of its cost structure in order to streamline its operations commensurate with its revenue base. The charge included provisions for severance of approximately 90 management and operating staff ($1,100) as well as closure costs associated with a plan to consolidate or discontinue certain operating locations ($3,100).

Other Income (Expense). Other income (expense) primarily consists of interest expense, net of interest income. Interest expense, net of interest income, was $323 for the nine months ended December 31, 2000 as compared to interest expense, net of interest income of $2,474 for the nine months ended December 31, 1999. The decrease in net interest expense was due to the elimination of all obligations due under the Company's Credit Agreement and an earn-out agreement resulting from the Company's sale of the majority of the IT staff augmentation business on June 30, 2000 which reduced interest expense. The Company also earned additional interest income on the cash proceeds received from the sale on June 30, 2000 during the nine months ended December 31, 2000.

Provision (Benefit) for Income Taxes. The Company realized a benefit of $9,334, or an effective tax rate of 15% of pre-tax loss for the nine months ended December 31, 2000, compared to an income tax benefit of $2,890, or an effective tax rate of 35% for the nine months ended December 31, 1999. The decrease in the effective tax rate reflects recognition of a valuation allowance against the current year benefit.

Income (Loss) from Discontinued Operations. Discontinued operations is comprised of operations associated with the IT staff augmentation segment of the Company's business and the gain on the sale of the discontinued operations.

The net income from discontinued operations of $2,889 for the nine months ended December 31, 2000 compares to a net loss of $12,234 for the nine months ended December 31, 1999. The increase in profitability was the result of one-time charges in the nine months ended December 31, 1999 of $20,000 related to goodwill impairment and $4,920 for restructuring. The non-recurrence of these one-time charges were offset by lower revenues in the nine months ended December 31, 2000 resulting from the sale of the majority of the discontinued operations on June 30, 2000.

The gain on sale of the discontinued operations of $9,963 for the nine months ended December 31, 2000 consists of three separate transactions including: 1) the sale of the majority of the IT staff augmentation business on June 30, 2000 for proceeds of $116,495 and the assumption of approximately $10,000 in liabilities, 2) the sale of the IT staff augmentation operations in Orlando on July 14, 2000 for $650 and the assumption of $385 of assumed liabilities and 3) the sale of the international IT staff augmentation operation for $4,459, consisting of a secured promissory note bearing interest at prime plus 1%, payable over five years.

Liquidity and Capital Resources

The Company has historically financed its growth principally through cash flows from operations, borrowing under its credit facilities and the use the net proceeds from its public offerings.

Prior to June 30, 2000, the Company maintained a credit facility ("Credit Line") with a consortium of banks (the "Lenders") under which it borrowed to fund working capital needs. On June 30, 2000, the Company completed the sale of the majority of the IT staff augmentation business for $116,495 and the assumption of certain liabilities. The Company used a portion of the cash proceeds from the sale to pay off all obligations under the Credit Line and to pay an earn-out obligation due sellers of an acquired business. Upon settlement of all obligations under the Credit Line, the Credit Line was terminated. Subsequent to June 30, 2000, the Company maintained no credit facility.

Cash used in operating activities was $6,995 for the year ended December 31, 2001. The primary sources of liquidity for the Company going forward are the collection of its accounts receivable, the cash balances resulting from the sale of the discontinued operations and refundable federal and state income taxes resulting from the carry-back of net operating losses. Total receivables were 56 and 82 days of quarterly revenue at December 31, 2001 and December 31, 2000, respectively. In the first quarter of 2002, Congress approved the Job Creation and Worker Assistance Act of 2002, allowing fiscal tax year end March 31, 2002 net operating losses to be carried back five years. The effect of this change in tax law is expected to result in the Company's ability to receive additional tax refunds estimated at $7,200, which could be received late in 2002. Shortly after December 31, 2001, the Company completed a detailed forecast of the Company's operations that includes a plan to achieve a positive cash flow and return to profitability prior to December 31, 2002. Based on this forecast and the Company's operations through March 2002, management believes that the remaining cash on hand will provide adequate cash to fund its anticipated cash working capital needs at least through next year.

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

Recent Accounting Pronouncements

A FASB staff announcement was issued in November 2001 regarding "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred." In this announcement, the FASB staff concluded that amounts billed by service providers for reimbursement of out-of-pocket expenses incurred should be characterized as revenue in the Company's income statement. EITF Issues No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," and No. 00-10, "Accounting for Shipping and Handling Fees and Costs," provide the principal support for the FASB staff's conclusion. Currently, the Company records revenue received on such arrangements as an offset to the expenses incurred, as these arrangements are billed at zero margin. In accordance with this announcement, the Company intends to reclassify amounts received for reimbursement of out-of-pocket expenses as revenues in its December 31, 2002 income statement. Management does not believe that the impact of this reclassification will have a material effect on the Company's gross margins.

Critical Accounting Policies

Allowance for Doubtful Accounts
The Company provides an allowance for potentially uncollectible accounts receivable under the provisions of SFAS No. 5, "Accounting for Contingencies", in the ordinary course of business. The allowance is derived as the result of periodic and thorough reviews of aged and known problem accounts during each quarter. In addition the Company reserves for unknown issues in its receivables at the balance sheet date using a formula consistent from quarter to quarter. Management believes that its approach is appropriate to reserve for potentially uncollectible receivables. Should management have taken another approach to developing its reserve, the allowance for doubtful accounts may have been different than that reported.

Revenue Recognition

The Company accounts for revenue under the provisions of SAB 101, "Staff Accounting Bulletin No. 101: Revenue Recognition in Financial Statements", which requires revenue to be recorded when there is evidence of an agreement, a fixed and determinable fee, collectibility is probable, and delivery has occurred. Revenues pursuant to time and materials contracts are generally recognized as services are performed and collectibility is determined. Revenues pursuant to fixed-fee contracts are generally recognized as services are rendered on the percentage-of-completion method of accounting based on hours incurred to total estimated labor hours to complete. Revenues exclude reimbursable expenses charged to and collected from clients. Revenues earned for software license sales and service contracts are recorded based on the provisions of AICPA SOP 97-2, "Software Revenue Recognition", which shares the basic criteria of SAB No. 101.

Divestiture Liabilities

Over the course of the past three fiscal years, the Company has divested its IT staff augmentation business. The divestiture of its IT staff augmentation business included the sale of the majority of this business to a third party, COMSYS Information Technology Services, Inc., for cash and the assumption of certain liabilities. The Company also sold two other components of this operation, its international IT staff augmentation operation, and its staff augmentation business in Orlando, to two other third parties for a note receivable and cash and the assumption of certain liabilities, respectively. Lastly, the Company abandoned the final business included in discontinued operations during 2001. Certain reserves for remaining obligations and trailing liabilities were established at the time of these sales that were based on facts and circumstances known at the time of the discontinuance. These estimates were established under Accounting Principles Board Opinion No. 30 and have been revised over time as new information is obtained that changes the nature of future divestiture obligations. Should additional information be received in the future, the Company will adjust the remaining divestiture reserves in the financial statements as appropriate.

Restructuring Liabilities

As part of the Company's efforts to streamline its operations commensurate with its revenue base, the Company identified opportunities to reduce its cost structure by reducing headcount and closing certain operating facilities to conform to the Company's changing operating structure in June 1999, December 2000, and September 2001. These restructuring obligations were calculated using information known at the date of the respective accruals based on the provisions of EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". Management has adjusted these obligations over the payment periods of each restructuring plan as liabilities have been settled and payments have been made.

Accounting for Stock Options

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and as permitted by the provisions of SFAS No. 123, the Company continues to apply the provisions of Accounting Principles Board Opinion ("APB") No. 25, FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation," and related interpretations in accounting for its employee stock option plans. Under APB No. 25 and FIN 44, the Company is required to record compensation expense at intrinsic value if stock options are granted at an exercise price below the fair value of the Company's stock. The Company chose to account for options issued under its option plan in this manner for comparability purposes, as it is the acceptable method amongst the Company's competitors and in the industry. Had the Company chosen to account for its options using the fair value method of the options issued under SFAS No. 123, the Company's net loss would have been greater by $234 for the year ended December 31, 2001, $6,130 for the nine months ended December 31, 2000, and $4,118 for the year ended March 31, 2000.

Accounting for Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". This pronouncement requires using an asset and liability approach to recognize deferred tax assets and liabilities for the tax consequences of temporary differences by applying enacted statutory tax rates to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company has not given benefit to any deferred tax assets or net operating losses in the previous two fiscal years due to uncertainty of realizing these assets in future periods. In addition, the financial statements have provided reserves for certain tax positions taken by the Company in the March 31, 1999, 2000, and 2001 tax returns based on enacted tax laws during those periods. In the first quarter of 2002, Congress approved the Job Creation and Worker Assistance Act of 2002, allowing March 31, 2002 net operating losses to be carried back five years. Under SFAS No. 109, the effect of this change in tax law is not reflected in the December 31, 2001 financial statements as changes in tax law must be reflected in the period of enactment. Had this change in tax law been reflected in the financial statements at December 31, 2001, additional tax benefits would have been recorded.

Item 8. Financial Statements and Supplementary Data.
        -------------------------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Cotelligent, Inc.:

We have audited the accompanying consolidated balance sheets of Cotelligent, Inc. and subsidiaries (a Delaware corporation) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2001, the nine months ended December 31, 2000, and the year ended March 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cotelligent, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the year ended December 31, 2001, the nine months ended December 31, 2000, and the year ended March 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                               /S/ Arthur Andersen LLP

San Francisco, California
March 21, 2002

                       COTELLIGENT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                              December 31, 2001   December 31, 2000
                                                                              -----------------   -----------------
                              ASSETS
Current assets:
   Cash and cash equivalents ..............................................       $ 18,778            $ 26,500
   Refundable income taxes ................................................          7,008                  --
   Accounts receivable, including unbilled accounts of $1,627 and $4,043 and net of allowance for doubtful accounts
          of $1,566 and $2,615, respectively ..............................          4,660              19,229
   Deferred tax assets ....................................................             13               1,435
   Notes receivable from officers and stockholder .........................          1,829               1,703
   Current portion of note receivable from acquirer of
          discontinued operation ..........................................            525                  --
   Prepaid expenses and other current assets ..............................          1,022               1,916
                                                                                  --------            --------
     Total current assets .................................................         33,835              50,783
Capitalized software costs, net ...........................................            862                  --
Property and equipment, net ...............................................          3,430               6,761
Note receivable from acquirer of discontinued operation ...................          3,508               4,459
Equity investment in alliance partner .....................................          1,860               2,047
Other assets ..............................................................            157                 664
                                                                                  --------            --------
     Total assets .........................................................       $ 43,652            $ 64,714
                                                                                  ========            ========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt ....................................       $    350            $    212
  Accounts payable ........................................................          1,535               2,047
  Accrued compensation and related payroll liabilities ....................          2,217               5,826
  Obligations related to acquired/sold businesses .........................          3,170               3,125
  Restructuring liabilities ...............................................          1,334               2,136
  Other accrued liabilities ...............................................          2,842               3,182
                                                                                  --------            --------
     Total current liabilities ............................................         11,448              16,528
Long-term debt ............................................................            538               1,000
Deferred tax liabilities ..................................................             13               1,435
Income tax reserves .......................................................          2,618                 748
                                                                                  --------            --------
     Total liabilities ....................................................         14,617              19,711

Stockholders' equity:
   Preferred Stock, $0.01 par value; 500,000 shares authorized,
   no shares issued or outstanding ........................................             --                  --
   Common Stock, $0.01 par value; 100,000,000 shares authorized, 15,514,757
     and 15,349,630 shares issued, respectively ...........................            155                 153
   Additional paid-in capital .............................................         86,888              86,866
   Notes receivable from stockholders .....................................         (6,193)             (6,368)
   Retained deficit .......................................................        (51,315)            (35,648)
   Treasury Stock .........................................................           (500)                 --
                                                                                  --------            --------
     Total stockholders' equity ...........................................         29,035              45,003
                                                                                  --------            --------
     Total liabilities and stockholders' equity ...........................       $ 43,652            $ 64,714
                                                                                  ========            ========

 The accompanying notes are an integral part of these consolidated financial statements.

                       COTELLIGENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)

                                                             Year Ended    Nine Months Ended   Year Ended
                                                            December 31,     December 31,       March 31,
                                                               2001              2000             2000
                                                            ------------   -----------------   -----------
Revenues ................................................   $    45,901       $    66,292      $   105,564
Cost of services ........................................        31,976            44,884           69,995
                                                            -----------       -----------      -----------
        Gross profit ....................................        13,925            21,408           35,569
Selling, general and administrative expenses ............        29,876            36,742           41,860
Depreciation and amortization of goodwill ...............         2,634             3,035            3,266
Impairment of long-lived assets .........................            --            41,478               --
Restructuring charge ....................................         3,373             4,200               --
                                                            -----------       -----------      -----------
Operating loss ..........................................       (21,958)          (64,047)          (9,557)
Other income (expense):
   Interest expense .....................................            (2)           (1,564)          (3,915)
   Interest income ......................................         1,418             1,194              278
   Other ................................................          (167)               47             (119)
                                                            -----------       -----------      -----------
     Total other income (expense) .......................         1,249              (323)          (3,756)
                                                            -----------       -----------      -----------
Loss from continuing operations before income taxes .....       (20,709)          (64,370)         (13,313)
Benefit for income taxes ................................         5,074             9,334            4,660
                                                            -----------       -----------      -----------
Loss from continuing operations .........................       (15,635)          (55,036)          (8,653)
    Income (loss) from discontinued operations less
    Provision (benefit) for income taxes of $0, $1,556
    and ($5,379) ........................................           (32)            2,889           (9,990)
    Gain on sale of discontinued operation, net of income
    taxes of  $0, $14,464 and $0 ........................            --             9,963               --
                                                            -----------       -----------      -----------
    Income (loss) from discontinued operations ..........           (32)           12,852           (9,990)
                                                            -----------       -----------      -----------
Net loss ................................................   $   (15,667)      $   (42,184)     $   (18,643)
                                                            ===========       ===========      ===========
Earnings per share:
  Basic -
  Income (loss) from continuing operations ..............   $     (1.04)      $     (3.61)     $     (0.60)
  Income (loss) from discontinued operations ............            --              0.84            (0.70)
                                                            -----------       -----------      -----------
Net loss ................................................   $     (1.04)      $     (2.77)     $     (1.30)
                                                            ===========       ===========      ===========
  Diluted -
  Income (loss) from continuing operations ..............   $     (1.04)      $     (3.61)     $     (0.60)
  Income (loss) from discontinued operations ............            --              0.84            (0.70)
                                                            -----------       -----------      -----------
Net loss ................................................   $     (1.04)      $     (2.77)     $     (1.30)
                                                            ===========       ===========      ===========
Basic and diluted weighted average number of shares
outstanding .............................................    15,075,546        15,230,969       14,298,693
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

                       COTELLIGENT, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)

                                                                         Notes
                                          Common Stock     Additional   Receivable               Treasury Stock          Total
                                       ------------------   Paid-In       from       Retained  --------------------  Stockholders'
                                         Shares    Amount  Capital     Stockholders  Earnings    Shares     Amount      Equity
                                       ------------------  ----------  ------------  --------  --------------------  ------------
Balance at March 31, 1999 ..........   14,489,510   $145   $ 93,667      $    --     $ 25,179     833,479  $(11,158)   $107,833
Issuance of Common Stock, net of
costs ..............................    1,045,099     11      8,062       (6,149)          --          --        --       1,924
Tax benefit on stock options
exercised ..........................           --     --         38           --           --          --        --          38
Repurchase of Common Stock .........           --     --         --           --           --     238,400    (2,477)     (2,477)
Re-issuance of Treasury Stock ......           --     --    (13,635)          --           --  (1,071,879)   13,635          --
Return of Common Stock previously
issued to acquire company ..........     (469,209)    (5)    (2,690)          --           --          --        --      (2,695)
Net loss ...........................           --     --         --           --      (18,643)         --        --     (18,643)
                                       ----------   ----   --------      -------     --------  ----------  --------    --------
Balance at March 31, 2000 ..........   15,065,400    151     85,442       (6,149)       6,536          --        --      85,980
Issuance of Common Stock, net of
costs ..............................      209,230      2        739         (332)          --          --        --         409
Shares issued in connection with
earnout to sellers of acquired
businesses .........................      100,000      1        571           --           --          --        --         572
Return of shares issued under note
receivable from stockholder ........      (25,000)    (1)      (112)         113           --          --        --          --
Warrants received in connection
with investment in joint venture ...           --     --        900           --           --          --        --         900
Warrants cancelled in connection
with dissolution of joint venture ..           --     --       (900)          --           --          --        --        (900)
Warrants issued in connection with
investment in joint venture ........           --     --        226           --           --          --        --         226
Net loss ...........................           --     --         --           --      (42,184)         --        --     (42,184)
                                       ----------   ----   --------      -------     --------  ----------  --------    --------
Balance at December 31, 2000 .......   15,349,630    153     86,866       (6,368)     (35,648)         --        --      45,003

Issuance of Common Stock, net of
costs ..............................      215,127      3        196                                    --        --         199
Cancellation of LSPP Note ..........      (50,000)    (1)      (174)         175           --          --        --          --
Purchase of Treasury Shares ........           --     --         --           --           --     644,600      (500)       (500)
Net loss ...........................           --     --         --           --      (15,667)         --        --     (15,667)
                                       ----------   ----   --------      -------     --------  ----------  --------    --------
Balance at December 31, 2001 .......   15,514,757   $155   $ 86,888      $(6,193)    $(51,315)    644,600  $   (500)   $ 29,035
                                       ==========   ====   ========      =======     ========  ==========  ========    ========

   The accompanying notes are an integral part of these consolidated financial statements.

                       COTELLIGENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                            Year Ended    Nine Months Ended   Year Ended
                                                                           December 31,     December 31,       March 31,
                                                                              2001              2000              2000
                                                                           ------------   -----------------   ----------
Cash flows from operating activities:
     Net loss ..........................................................     $(15,667)        $(42,184)        $(18,643)
     Adjustments to reconcile net loss to net cash used in operating activities:
            Gain on sale of discontinued operations ....................           --           (9,963)              --
            Loss (income) from discontinued operations .................           32           (2,889)           9,990
            Depreciation and amortization ..............................        2,634            3,035            3,266
            Impairment of long-lived assets ............................           --           41,478               --
            Equity loss from investments ...............................          169               13               --
            Deferred income taxes, net .................................           --              564             (425)
            Loss on disposal of property and equipment .................            5               11               10
            Provision for doubtful accounts ............................        1,702            3,845              818
            Changes in current assets and liabilities:
                   Accounts receivable .................................       12,867              435             (931)
                   Prepaid expenses and other current assets............          731              (65)             980
                   Accounts payable and accrued expenses ...............       (4,073)          (2,981)          (1,079)
                   Income taxes, net ...................................       (5,138)          (1,209)          (3,745)
            Changes in other assets ....................................         (257)             128               63
                                                                             --------         --------         --------
     Net cash used in operating activities .............................       (6,995)          (9,782)          (9,696)
Cash flows from investing activities:
     Proceeds from sale of assets ......................................           --               --              603
     Investments, net ..................................................           --           (6,097)            (253)
     Payment received on note from acquirer of discontinued operation ..           26               --               --
     Purchase of businesses, net of cash of acquired companies .........           --               --           (2,756)
     Purchases of property and equipment ...............................         (408)          (1,778)          (3,892)
     Capitalized software costs ........................................         (862)              --               --
                                                                             --------         --------         --------
     Net cash used in investing activities .............................       (1,244)          (7,875)          (6,298)
Cash flows from financing activities:
     Borrowing under credit agreement ..................................           --            9,111           20,668
     Payments under credit agreement ...................................           --          (57,890)              --
     Payments on capital lease obligations .............................          (44)            (122)             (82)
     Payments on amounts due sellers of acquired businesses ............         (600)          (8,534)            (730)
     Net borrowings (repayments) on short-term debt ....................         (261)              --                9
     Net repayments (borrowings) on notes receivable from officers .....           --              100           (1,433)
     Net proceeds from issuance of common stock ........................          199              409            1,462
     Repurchase of common stock ........................................         (500)              --           (2,477)
                                                                             --------         --------         --------
     Net cash provided by (used in) financing activities ...............       (1,206)         (56,926)          17,417
                                                                             --------         --------         --------
Cash flows provided by discontinued operations:
     Cash provided by (used for) discontinued operations ...............        1,723          (21,192)           2,399
     Proceeds from sale of IT staff augmentation business ..............           --          117,481               --
                                                                             --------         --------         --------
     Cash provided by discontinued operations ..........................        1,723           96,289            2,399
                                                                             --------         --------         --------
     Net increase (decrease) in cash and cash equivalents ..............       (7,722)          21,706            3,822
     Cash and cash equivalents at beginning of period ..................       26,500            4,794              972
                                                                             --------         --------         --------
     Cash and cash equivalents at end of period ........................     $ 18,778         $ 26,500         $  4,794
                                                                             ========         ========         ========

        The accompanying notes are an integral part of these consolidated financial statements.

                       COTELLIGENT, INC. AND SUBSIDIARIES

                                 (In thousands)

                                                                       Year Ended    Nine Months Ended   Year Ended
                                                                      December 31,     December 31,       March 31,
                                                                         2001              2000              2000
                                                                      ------------   -----------------   ----------
Supplemental disclosures of cash flow information:
      Interest paid ...............................................      $  2             $1,914           $3,338
      Income taxes paid ...........................................        74                 32              788
Significant non-cash transactions:
      Fair market value of Common Stock issued to acquire business         --                 --              500
      Return of shares previously issued to acquire business ......        --                 --            2,695
      Adjustments to purchase price of businesses acquired in prior
      years .......................................................        --              1,018            8,386
    Fair value of Common Stock issued to seller of acquired
    business ......................................................        --                572               --
      Common stock issued to employees for notes receivable .......        --                332            6,149
    Return of Common Stock previously issued to employee for note
    receivable ....................................................       175                113               --
    Warrants issued in connection with joint venture ..............        --                226               --
    Note receivable issued in connection with sale of discontinued
    operation .....................................................        --              4,459               --
    Reduction in note receivable from acquirer of discontinued
    operations ....................................................       400                 --               --

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

The Company historically operated on an April 1 to March 31 fiscal year. In July 2000, the Company changed its fiscal year to December 31, resulting in a nine-month transition period from April 1, 2000 through December 31, 2000.

The Company has suffered significant operating losses as well as negative operating cash flows in the last three fiscal periods and continues to be subject to certain risks common to companies in this industry. These uncertainties include the availability of financing, the retention of and dependence on key individuals, the affects of intense competition, the ability to develop and successfully market new product and service offerings, and the ability to streamline operations and increase revenues. There can be no assurance the Company will be profitable in the future.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements and related notes to the consolidated financial statements include the accounts and results of Cotelligent, Inc. and its subsidiaries. In addition, the consolidated financial statements and related notes include those companies acquired utilizing the purchase method of accounting from their respective acquisition dates. All significant intercompany transactions and accounts have been eliminated.

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

Software Development Costs

Capitalized software costs are comprised of purchased software and internal software development costs. All development costs incurred prior to the establishment of a software product's technical feasibility are expensed as research and development costs. Software costs incurred subsequent to this determination are capitalized. Capitalization ceases and depreciation of capitalized costs begins when the software product is available for general release to clients. Capitalized software depreciation expense is included in cost of services.

                       COTELLIGENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the respective assets on a straight-line basis. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the respective assets.

Goodwill

In prior periods, goodwill represented the excess of cost over fair value of net tangible assets acquired through acquisitions and previously was amortized on a straight-line basis over the period of 30 years.

Investments

Investments in other businesses where ownership is less than 20% are accounted for using the cost basis of accounting. Investments where ownership is between 20% and 50%, and where the Company has the ability to exercise significant influence, are accounted for using the equity method of accounting.

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

Revenue Recognition

Revenues associated with software licensing and the related maintenance and consulting services are recognized once a contract is signed, delivery has been made and collectibility is probable. Revenues pursuant to time and materials contracts are generally recognized as services are performed and collectibility is determined. Revenues pursuant to fixed-fee contracts are generally recognized as services are rendered on the percentage-of -completion method of accounting based on labor hours incurred to total estimated labor hours to complete. Revenues exclude reimbursable expenses charged to and collected from clients.

Cost of Services

Cost of services expenses consist primarily of compensation and benefits of Cotelligent's employees engaged in the delivery of consulting services.

Income Taxes

The Company accounts for income taxes using an asset and liability approach requiring the recognition of deferred tax assets and liabilities for the tax consequences of temporary differences by applying enacted statutory tax rates to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Return of Common Stock

The return of Common Stock previously issued to acquire purchased companies is recorded at the market price of the Common Stock on the day the shares are returned and results in a decrease to stockholders' equity.

Repurchase of Common Stock

The Company records the repurchase of Common Stock as a reduction of stockholders' equity at cost. When common shares are reissued, the Company uses a first-in, first-out method.

Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share includes the impact of Common Stock options outstanding, when dilutive.

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

Restructuring Charges

Restructuring charges are recognized in the period when management enters into a plan to reorganize or streamline the operations. The charges include costs associated with the termination of employees and the closure of operating locations.

Recent Accounting Pronouncements

A FASB staff announcement was issued in November 2001 regarding "Income Statement Characterization of Reimbursement Received for `Out-of-Pocket' expenses Incurred." In this announcement, the FASB staff concluded that amounts billed by service providers for reimbursement of out-of-pocket expenses incurred should be characterized as revenue in the Company's income statement. EITF Issues No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," and No. 00-10, "Accounting for Shipping and Handling Fees and Costs," provide the principal support for the FASB staff's conclusion. Currently, the Company records revenue received on such arrangements as an offset to the expenses incurred, as these arrangements are billed at zero margin. In accordance with this announcement, the Company intends to reclassify amounts received for reimbursement of out-of-pocket expenses as revenues in its December 31, 2002 income statement. Management does not believe that the impact of this reclassification will have a material effect on the Company's gross margins.

Reclassifications

Certain reclassifications have been made in the prior years' financial statements to conform to the presentation in the current period.

Note 3 - Business Combinations

During the year ended March 31, 2000, Cotelligent acquired one company accounted for under the purchase method for aggregate consideration of $2,800 (100,758 shares issued at fair market value of $500 and $2,300 of cash). Total assets acquired related to this acquisition were $1,481, which resulted in the recognition of goodwill of $2,085. The results of this acquisition have been included in the Company's results from its respective acquisition date.

Prior to December 31, 2000, goodwill was amortized over a 30-year period. On December 31, 2000, the Company recognized an impairment charge, which reduced the remaining goodwill to zero (see Note 9).

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

                       COTELLIGENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

                                                                 (Unaudited)
                                                            Year Ended March 31,
                                                                   2000
                                                            --------------------
Revenues ................................................       $   108,608
Cost of services ........................................            72,152
                                                                -----------
     Gross profit .......................................            36,456
Selling, general and administrative expenses ............            43,017
Depreciation and amortization of goodwill ...............             3,322
                                                                -----------
Operating loss ..........................................            (9,883)
Other expense ...........................................            (3,922)
                                                                -----------
Loss before provision for income taxes ..................           (13,805)
Benefit for income taxes ................................            (4,660)
                                                                -----------
Net loss ................................................       $    (9,145)
                                                                ===========

Basic and diluted loss per share ........................            $(0.64)
                                                                ===========
Basic and diluted weighted average shares ...............        14,340,538
                                                                ===========

Note 4 - Allowance for Doubtful Accounts

Allowance for doubtful accounts activity is as follows:

Balance, March 31, 1999 .................................       $ 1,449
    Balance of newly acquired companies' allowance
        for doubtful accounts at acquisition ............           174
    Charges to costs and expenses .......................           818
    Write-offs ..........................................          (561)
                                                                -------
Balance, March 31, 2000 .................................         1,880
    Charges to costs and expenses .......................         3,845
    Write-offs ..........................................        (3,110)
                                                                -------
Balance, December 31, 2000 ..............................       $ 2,615
    Charges to costs and expenses .......................        1,702
    Write-offs ..........................................        (2,751)
                                                                -------
Balance, December 31, 2001 ..............................       $ 1,566
                                                                =======

Note 5 - Capitalized Software Costs

The Company capitalizes software development costs when a development project reaches technological feasibility and ceases capitalization when the product is ready for release. Research and development costs related to software development that has not reached technological feasibility are expensed as incurred. During the year ended December 31, 2001, the Company capitalized $862 software development costs and expects to commence depreciating these costs in 2002 over the software's expected life of two years.

                       COTELLIGENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

Note 6 - Property and Equipment

Property and equipment is comprised of the following:

                                                   December 31,   December 31,
                                                       2001          2000
                                                   ------------   ------------
Computer and office equipment...................     $ 7,744        $10,545
Furniture and fixtures..........................       1,089          1,758
Leasehold improvements..........................         897          1,154
                                                     -------        -------
                                                       9,730         13,457
Less: Accumulated depreciation..................      (6,300)        (6,696)
                                                     -------        -------
Total property and equipment....................     $ 3,430        $ 6,761
                                                     =======        =======

Depreciation is provided on the estimated useful lives of the respective assets (ranging from three to ten years). Depreciation expense of property and equipment for the twelve months ended December 31, 2001 and the nine months ended December 31, 2000 was $2,634 and $1,839, respectively.

Note 7 - Investments

During the fiscal period ended December 31, 2000, the Company made two investments as follows:

Investment in White Horse Interactive. On July 18, 2000, the Company paid $2,000 to acquire a 35% ownership interest in White Horse Interactive, an integrated media agency. The Company uses the equity method of accounting for this investment and recorded equity income of $13 for the nine months ended December 31, 2000, and an equity loss of $169 for the year ended December 31, 2001.

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

On December 6, 2000, the Company exercised its right under the joint venture agreement to terminate the relationship. As a result, the Company regained complete ownership of the Philadelphia-based operation, including $1,400 in cash and more working capital than originally contributed, 100% ownership in JAS Concepts, Inc., an investment made by the joint venture prior to its dissolution, and consequently, recognized a charge of $4,107 to reduce the investment in the joint venture to its realizable value. The charge is included in Impairment of long-lived assets in the Statement of Operations for the nine months ended December 31, 2000.

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

                       COTELLIGENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

Note 8 - Long-term Debt

                                                                                      December 31,   December 31,
                                                                                          2001           2000
                                                                                      ------------   ------------
Non-interest bearing notes payable with maturities of $350 in 2002, $443 in 2003,
   and $95 in 2004 (discounted based on inputed interest of 9.5%) .................     $ 888          $1,200
Other notes payable, with interest rates from 8.0% to 11.0%, with maturities
   through March 2001 .............................................................        --              12
Less: current maturities ..........................................................      (350)           (212)
                                                                                        -----          ------
Total long-term debt ..............................................................     $ 538          $1,000
                                                                                        =====          ======

Note 9 - Impairment of Long-Lived Assets

During the nine months ended December 31, 2000, the Company recognized an impairment of long-lived assets charge for $41,478, representing a $37,371 goodwill impairment charge and a $4,107 write-off of investment costs associated with the bSmart.to joint venture (see Note 7).

In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, the Company considers, among other factors, deterioration of operating performance or a general reduction in demand for services for a sustainable period to be indicators of potential impairment of long-lived assets. The Company has experienced a reduction in demand for its services. As a result of this reduction in demand, the Company recognized a $37,371 impairment of goodwill during the nine months ended December 31, 2000 as the future undiscounted cash flows of certain of its long-lived assets were estimated to be less than the asset's related carrying value.

Note 10 - Restructuring Programs

In June 1999, as part of the Company's reorganization into practice groups, the Company identified opportunities to align its operating structure by closing certain of its redundant facilities and rationalizing headcount to conform to the Company's new operating structure. Accordingly, the Company adopted a restructuring plan, which resulted in a pre-tax restructuring charge of $4,920. The charge included provisions for severance of approximately 60 management and operating staff ($3,510) as well as closure costs related to a plan of consolidating certain operating locations ($1,410). The change was originally recorded as an operating expense in June 1999. Upon the Company's decision to discontinue its IT staff augmentation segment the amount was reclassified to discontinued operations, as all charges related to severance or other activities of the discontinued operations (see Note 12).

In December 2000 and September 2001, as part of the Company's efforts to streamline its operations commensurate with its revenue base, the Company identified additional opportunities to reduce its cost structure. Accordingly, the Company adopted a restructuring plan in accordance with Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges", which resulted in a pre-tax restructuring charge of $4,200 during the nine months ended December 31, 2000 and $3,373 during the twelve months ended December 31, 2001. The December 2000 charge included provisions for severance of approximately 90 management and operating staff ($1,100) as well as closure costs associated with a plan to consolidate or dispose of certain locations including the write-down of associated property and equipment ($3,100). The September 2001 charge included provisions for severance of approximately 145 management and operating staff ($1,059) as well as closure costs associated with a plan to consolidate or dispose of certain locations including the write-down of associated property and equipment ($2,314).

                       COTELLIGENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

The following summarizes the activity and balances in each restructuring program from inception through December 31, 2001:

                                        June 1999              December 2000            September 2001
                                  Restructuring Program    Restructuring Program    Restructuring Program
                                  ----------------------   ----------------------   ----------------------
                                              Facilities               Facilities               Facilities
                                  Severance    Closure     Severance    Closure     Severance    Closure      Total
                                  ---------   ----------   ---------   ----------   ---------   ----------   -------
Restructuring charge ..........    $ 3,510      $1,410      $   --      $    --      $    --     $    --     $ 4,920
Spending and write-downs ......     (2,636)       (409)         --           --           --          --      (3,045)
                                   -------      ------      ------      -------      -------     -------     -------
Balance, March 31, 2000 .......        874       1,001          --           --           --          --       1,875
Restructuring charge ..........         --          --       1,100        3,100           --          --       4,200
Spending and write-downs ......       (351)       (498)       (200)      (2,100)          --          --      (3,149)
Release of excess restructuring
 liability ....................       (466)       (324)         --           --           --          --        (790)
                                   -------      ------      ------      -------      -------     -------     -------
Balance, December 31, 2000 ....         57         179         900        1,000           --          --       2,136
Restructuring charge ..........         --          --          --           --        1,059       2,314       3,373
Spending and write-downs ......        (57)        (36)       (900)        (791)      (1,034)     (1,357)     (4,175)
                                   -------      ------      ------      -------      -------     -------     -------
Balance, December 31, 2001 ....    $    --      $  143      $   --      $   209      $    25     $   957     $ 1,334
                                   =======      ======      ======      =======      =======     =======     =======

Note 11 - Income Taxes

The income tax provision (benefit) from continuing operations consists of the following:

                                                  Year Ended     Nine Months Ended   Year Ended
                                                  December 31,      December 31,     March 31,
                                                      2001              2000            2000
                                                  ------------   -----------------   ----------
Current:
  Federal .....................................     $(6,224)          $    --         $(1,164)
  State .......................................          50                --              --
                                                    -------           -------         -------
                                                     (6,174)               --          (1,164)
                                                    -------           -------         -------
Deferred:
  Federal .....................................       1,100            (8,815)         (3,059)
  State .......................................          --              (519)           (437)
                                                    -------           -------         -------
                                                      1,100            (9,334)         (3,496)
                                                    -------           -------         -------
Total provision (benefit) for income taxes ....     $(5,074)          $(9,334)        $(4,660)
                                                    =======           =======         =======

The tax benefits associated with nonqualified stock options reduced taxes currently payable as shown above by $38 for the year ended March 31, 2000. Such tax benefits are credited to capital when realized. No benefits were realized for the fiscal periods ended December 31, 2001 and December 31, 2000. In addition to the benefit recorded on continuing operations for the nine months ended December 31, 2000, the Company recorded a tax provision associated with discontinued operations and the gain on the sale of its discontinued operations of $16,020.

                       COTELLIGENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

Significant components of deferred tax assets and liabilities of the Company are as follows:

                                                     December 31,   December 31,
                                                         2001           2000
                                                     ------------   ------------

Current
-------
Deferred tax assets:
  Allowance for doubtful accounts .................    $   609        $    514
  Accrued vacation ................................        138             401
  Accrued liabilities .............................      2,254           1,064
  Other ...........................................        (40)             --
Valuation allowance ...............................     (2,948)           (544)
                                                       -------        --------
     Net current deferred tax assets ..............         13           1,435
Non-current
Deferred tax assets:
  Net operating loss carry forwards ...............      6,926           1,165
  Goodwill ........................................      3,225           7,209
  Other ...........................................        144              --

Valuation allowance ...............................    (10,295)         (8,374)
                                                       -------        --------
     Net non-current deferred tax assets ..........         --              --

Deferred tax liabilities:
   Cash to accrual ................................         --              (8)
   Capital lease ..................................         --            (921)
   Other ..........................................        (13)           (506)
                                                       -------        --------
     Total deferred tax liabilities ...............        (13)         (1,435)
                                                       -------        --------
     Net deferred taxes ...........................    $    --        $     --
                                                       =======        ========

During the year ended March 31, 2000, the Company decided to dispose of its IT staff augmentation business and recorded a deferred tax asset for $7,190 on the books of its discontinued operations (see Note 12). Upon the ultimate sale of the majority of these operations during the nine months ended December 31, 2000, the Company reclassified this deferred tax asset to continuing operations. During the year ended December 31, 2001, the Company utilized a portion of its net operating losses in a carryback claim, thus resulting in a current benefit. At December 31, 2001, the Company has fully reserved for all net deferred tax assets generated from continuing operations, including net operating losses, due to management's uncertainly to their realizability. The Company will continue to assess the adequacy of and need for the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets will be recognized in the future. The Company had approximately $20,000 of net operating losses carryforwards for U.S. federal and state income tax purposes that will begin expiring in the 2021 tax year.

In the first quarter of 2002, Congress approved the Job Creation and Worker Assistance Act of 2002 (the Act) allowing net operating losses for the Company's fiscal tax year ending March 31, 2002 to be carried back five years. In accordance with SFAS No. 109, the effect of this change in tax law is not reflected in the December 31, 2001 financial statements as changes in tax law must be reflected in the period of enactment. Management expects that its fiscal year 2001 net operating losses reserved for above will become fully realizable during the first quarter of 2002 as a result of the enactment of the Act.

                       COTELLIGENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

The Company's effective income tax rate for its continuing operations varied from the U.S. federal statutory tax rate as follows:

                                                           Year Ended     Nine Months Ended   Year Ended
                                                           December 31,      December 31,      March 31,
                                                              2001               2000            2000
                                                          -------------   -----------------   ----------
U.S. federal statutory rate .........................        (34.0%)            (34.0%)         (34.0%)
State income taxes, net of federal benefit ..........         (4.9)              (2.0)           (2.0)
Tax benefit from net operating loss carry back ......         30.0                 --              --
Non-deductible amortization .........................         (9.3)              15.0              --
Deferred taxes not previously benefited .............         24.6                 --              --
Change in valuation allowance .......................        (20.9)               4.9              --
Increase in tax reserve .............................         (9.0)                --              --
Other ...............................................         (1.0)               1.6             1.0
                                                             -----               ----            ----
     Effective tax rate .............................        (24.5%)            (14.5%)         (35.0%)
                                                             =====              =====           =====

Note 12 - Discontinued Operations

Prior to March 31, 2000, the Company entered into a plan to divest its IT staff augmentation business. The following financial data reflects the net assets at December 31, 2001 and 2000, and the summary of operating results for the year ended December 31, 2001, the nine months ended December 31, 2000, and the year ended March 31, 2000 for these discontinued operations.

Net Assets of Discontinued Operations:

                                                                         December 31,   December 31,
                                                                            2001            2000
                                                                         ------------   ------------
Assets
Accounts receivable, including unbilled accounts of $0 and $375 ......        $--         $4,095
Prepaid expenses and other ...........................................         --             52
Property and equipment, net of accumulated depreciation of $0 and $286         --            296
                                                                              ---         ------
          Total assets ...............................................         --          4,443
                                                                              ---         ------
Liabilities
Accounts payable .....................................................         --            293
Accrued compensation .................................................         --          1,348
Other current liabilities ............................................         --          2,802
                                                                              ---         ------
                   Total liabilities .................................         --          4,443
                                                                              ---         ------
Net assets of discontinued operations ................................        $--         $   --
                                                                              ===         ======

                       COTELLIGENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

Summary of Operating Results of Discontinued Operations:

                                                     Year Ended     Nine Months Ended   Year Ended
                                                     December 31,      December 31,      March 31,
                                                        2001              2000             2000
                                                     ------------   -----------------   ----------
Revenues .........................................     $3,453           $69,528          $233,278
Cost of services .................................      2,692            51,464           174,289
                                                       ------           -------          --------
  Gross profit ...................................        761            18,064            58,989
Impairment of long-lived assets ..................         --                --            20,000
Restructuring charge .............................         --              (790)            4,920
Selling, general and administrative expenses .....        793            13,511            46,182
Depreciation and amortization of goodwill ........         --               916             3,293
                                                       ------           -------          --------
  Operating income (loss) ........................        (32)            4,427           (15,406)
Other income .....................................         --                18                37
                                                       ------           -------          --------
Income (loss) before provision for income taxes...        (32)            4,445           (15,369)
Provision (benefit) for income taxes .............         --             1,556            (5,379)
                                                       ------           -------          --------
Income (loss) from discontinued operations .......     $  (32)          $ 2,889          $ (9,990)
                                                       ======           =======          ========

On June 30, 2000, the Company sold the majority of its IT staff augmentation business for $116,495 and the assumption of certain liabilities totaling approximately $10,000. The Company agreed to assist the acquiring company for up to one year following the close of the sale, which included maintaining certain computer systems. The Company also took responsibility and has reserves for certain aged receivables greater than 90 days.

On July 14, 2000, the Company sold its staff augmentation operations in Orlando for a cash payment of $650 and approximately $385 of assumed liabilities. The Company has written down the remaining net assets related to this sale, including goodwill, to zero during the quarter ended June 30, 2000.

On October 31, 2000, the Company sold its international IT staff augmentation business for a secured promissory note of $4,459 bearing interest at the prime rate of interest, plus one percent and payable over five years. Management has written down the net assets related to this operation, including goodwill, to zero during the quarter ended June 30, 2000 based on the preliminary estimate of the entity's net realizable value prior to the sale.

The net gain on the disposal of the IT staff augmentation businesses was $9,963 for the nine months ended December 31, 2000.

During the first nine months of 2001, the Company held one remaining component in discontinued operations. During the fourth quarter, the Company abandoned its plan to divest of this operation and has consequently closed this business. Subsequent to the closure of this business, the Company continues to service any residual client contracts and has classified the financial results related to these contracts in continuing operations.

In connection with accounting for the sale of the discontinued operations the Company accrued costs related to the divestiture program including expenses of the sale, estimated closure costs and the write-down of operating assets to zero. A summary of the originally accrued liabilities and activities through December 31, 2001 is as follows. The balance of divestiture accrued liabilities is included in obligations related to acquired/sold businesses.

                       COTELLIGENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)

                                                                                              Divestiture
                                                                                           Accrued Liabilities
                                                                                           -------------------
Accrued liabilities established upon recording the sale of the majority of the IT staff
augmentation business .................................................................         $ 5,084
Change in book value of discontinued operations through December 31, 2000 .............            (676)
Expenses paid out related to divestiture ..............................................          (2,908)
                                                                                                -------
Balance, December 31, 2000 ............................................................           1,500
Change in book value of discontinued operations through December 31, 2001 .............           1,771
Adjustment of note receivable from acquirer of discontinued operation .................            (400)
Expenses paid out related to divestiture ..............................................            (743)
                                                                                                -------
Balance, December 31, 2001 ............................................................         $ 2,128
                                                                                                =======

Note 13 - Lease Commitments

Cotelligent leases various office space and certain equipment under noncancelable lease agreements which expire at various dates. Future minimum rental payments under such leases at December 31, 2001 for the Company's continuing operations are as follows.

                                                                Operating Leases
                                                                ----------------
2002 .........................................................      $ 2,991
2003 .........................................................        2,172
2004 .........................................................        1,691
2005 .........................................................        1,105
2006 .........................................................          613
Thereafter ...................................................          150
                                                                    -------
Total minimum lease payments .................................        8,722
Less: Sublease payment due Cotelligent .......................       (2,295)
                                                                    -------
Net minimum lease payments ...................................      $ 6,427
                                                                    =======

Rental expense under these leases for the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000 was $2,601, $3,061 and $3,126 respectively.

Note 14 - Employee Benefit Plans

Long-term Incentive Plan

The Company maintains the 1998 Long-Term Incentive Plan (the "1998 Plan") and the 2000 Long-Term Incentive Plan (the "2000 Plan"). The 1998 Plan was adopted as a replacement to the Company's 1995 Long-Term Incentive Plan (the "1995 Plan"). No further awards may be granted under the 1995 Plan, although awards granted prior to the adoption of the 1998 Plan remain outstanding under the 1995 Plan in accordance with their terms. The 2000 Plan is similar to the 1998 Plan, except that (i) awards under the 2000 Plan are to be made primarily to employees who are not officers or directors, (ii) the 2000 Plan does not contain a limit as to the number of shares that may be subject to outstanding awards granted either individually or in the aggregate (whereas the 1998 Plan contains 750,000 per individual annual limit, and aggregate limit of 18% of total outstanding shares), and (iii) incentive stock options (ISOs) cannot be granted under the 2000 Plan. Of the non-qualified options granted to date, a majority are generally exercisable beginning one year from the date of the grant in cumulative yearly amounts of 25% to 33% of the shares under option and all expire ten years from the date of the grant. Under the provisions of the plans, stock-based awards are granted at terms and prices determined by the Long-Term Incentive Plan Committee as defined in each plan.

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

                                                                Weighted
                                                Option Price     Average
                                  Number of      Range per      Exercise     Expiration
                                   Shares          Share          Price        Date
                                 ----------    -------------    --------    -----------
Outstanding at March 31, 1999     2,574,892    $1.54 -$29.00     $16.16     2006 - 2009
      Granted ...............       341,425    $4.00 - $6.13     $ 5.02     2006 - 2010
      Exercised .............       (45,808)   $1.54 - $9.00     $ 2.60     2006 - 2009
      Cancelled .............      (980,216)   $1.54 -$29.00     $17.09     2006 - 2010
                                 ----------    -------------     ------     -----------
Outstanding at March 31, 2000     1,890,293    $1.54 -$29.00     $13.99            2010
      Granted ...............     1,459,965    $2.56 -$ 6.69     $ 4.25            2010
      Exercised .............          (900)   $        1.54     $ 1.54            2009
      Cancelled .............    (1,150,642)   $3.44 -$29.00     $10.32     2006 - 2010
                                 ----------    -------------     ------     -----------
Outstanding at Dec. 31, 2000      2,198,716    $1.54 -$29.00     $ 9.37     2006 - 2010
      Granted ...............     5,097,732    $0.14 -$ 1.13     $ 0.23            2011
      Exercised .............            --               --         --              --
      Cancelled .............    (2,215,994)   $0.17 -$29.00     $ 9.02     2006 - 2011
                                 ----------    -------------     ------     -----------
Outstanding at Dec. 31, 2001      5,080,454    $0.14 -$27.50     $ 0.35     2006 - 2011

On March 9, 2001, the Company notified all option holders under the Long-Term Incentive Plan of a stock option exchange program. The exchange program was developed as a way to bring the option exercise prices back in line with the market price for the Company's Common Stock. Completely voluntary on the part of the option holder, the program allows the option holder to exchange existing stock option grants for a new option grant of the same number of options at an exercise price equal to the fair value of the Company's Common Stock as of the date of grant, September 21, 2001. The vesting schedule was not interrupted as a result of the exchange program. The number of options cancelled in the year ended December 31, 2001 include 1,399,638 options surrendered and cancelled on March 16, 2001 in order to participate in the option exchange program. These options surrendered had an option price range per share of $0.25-$23.06 and a weighted average exercise price per share of $12.59. The number of options issued in the year ended December 31, 2001 include 1,169,446 new options granted on September 21, 2001 at $0.25 per share as part of the option exchange program.

The following table summarizes information concerning outstanding and exercisable options at December 31, 2001:

                                Weighted
                                 Average     Exercise
                  Number of     Remaining    Weighted   Number of       Weighted
   Range of       Options      Contractual   Average     Options        Average
Exercise Price   Outstanding        Life      Price     Exercisable   Exercise Price
--------------   -----------   -----------   --------   -----------   --------------
$  0.14-$0.25    4,591,457        9.77        $ 0.19     1,083,612        $ 0.24
$ 0.30-$16.25      485,865        8.90        $ 1.77       105,495        $ 2.65
$17.53-$27.25        3,132        6.20        $19.84         2,599        $19.76
-------------    ---------        ----        ------     ---------        ------
$ 0.14-$27.25    5,080,454        9.69        $ 0.35     1,191,706        $ 0.50
=============    =========        ====        ======     =========        ======

Exercisable options at December 31, 2001, December 31, 2000, and March 31, 2000 were 1,191,706, 1,004,512, and 943,571 at exercise prices between $0.14 and $29.00, and weighted average exercise prices of $0.50, $13.72, and $15.79, respectively.

                       COTELLIGENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and the Company continues to apply the provisions of Accounting Principals Board ("APB") Opinion No. 25 and FASB Interpretation No. 44 in accounting for its employee stock option plans. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing ("Black-Scholes") model with the following weighted average assumptions for the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000, respectively: (1) risk-free interest rates of 4.67%, 4.77%, and 6.04%, (2) a dividend yield of 0%, (3) volatility factors of the expected market price of the Company's common stock of 193%, 106%, and 89%, and
(4) a weighted average expected life of 4.76, 4.61 years and 4.8 years. The weighted average fair values of options granted during the year ended December 31, 2001, the nine months ended December 31, 2000, and the year ended March 31, 2000 were $0.23, $2.74, and $3.62 per share, respectively.

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

For purposes of pro forma disclosure, the estimated fair value of options is amortized to expense over the options' vesting period. If the Company had elected to recognize compensation expense for options granted during the year ended December 31, 2001, the nine months ended December 31, 2000, and the year ended March 31, 2000 based on the fair value as described in SFAS No. 123, net loss and earnings per share would have been changed to the pro forma amounts indicated below.

                                         Year Ended        Nine Months Ended
                                        December 31,          December 31,      Year Ended March 31,
                                            2001                  2000                  2000
                                    -------------------   -------------------   --------------------
                                       As        Pro         As        Pro         As         Pro
                                    Reported    Forma     Reported    Forma     Reported     Forma
                                    --------   --------   --------   --------   --------   ---------
Loss from continuing operations     $(15,635)  $(15,869)  $(55,036)  $(61,166)  $ (8,653)  $(12,771)
Net loss                            $(15,667)  $(15,901)  $(42,184)  $(48,314)  $(18,643)  $(22,761)
Earnings (loss) per share:
    Basic --
        Income (loss) from
            continuing operations      (1.04)     (1.05)     (3.61)     (4.02)     (0.60)     (0.89)
        Net income (loss)              (1.04)     (1.05)     (2.77)     (3.17)     (1.30)     (1.59)
    Diluted --
        Income (loss) from
            continuing operations      (1.04)     (1.05)     (3.61)     (4.02)     (0.60)     (0.89)
    Net income (loss)                  (1.04)     (1.05)     (2.77)     (3.17)     (1.30)     (1.59)

Employee Stock Purchase Plan

The Company's Employee Stock Purchase Plan (the "ESPP") allows eligible employees to purchase shares of the Company's Common Stock at a price equal to 85 % of the lower of the closing market price on the first or last trading day of the ESPP's quarter. A total of 950,000 shares of Common Stock have been reserved for issuance under the ESPP. During the year ended December 31, 2001, the nine months ended December 31, 2000, and the year ended March 31, 2000, employees purchased 215,127, 101,719 and 318,802 shares for aggregate proceeds to the Company of $95, $395 and $1,251, respectively.

                       COTELLIGENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

On February 1, 2002, the Company terminated the Employee Stock Purchase Plan
(ESPP). Because the number of employees in the Company had decreased significantly over the prior two fiscal years, the administrative costs of the plan were out of line with the remaining number of active participants. The Company terminated the plan as a means to streamline its operating expenses going forward.

401(k) Plan

The Company sponsors the Cotelligent, Inc. 401(k) Retirement Saving Plan (the "401(k) Plan") for the benefit of all employees upon date of hire. The 401(k) Plan is funded by employee payroll deductions and a matching program whereby the Company contributes 25% of an employee's first 4% of salary deferral to the 401(k) Plan. Matching contributions vest over a four-year period. The Company contributed $109, $152 and $503, respectively, in connection with the matching program during the year ended December 31, 2001, the nine months ended December 31, 2000, and the year ended March 31, 2000.

Leveraged Stock Purchase Plan

In 1999, the stockholders approved the Cotelligent, Inc. 1999 Leveraged Stock Purchase Plan (the "LSPP") which authorizes the purchase of shares of Common Stock by eligible employees who are selected by the Compensation Committee of the Board of Directors (the "Committee") to participate in the LSPP on terms and conditions determined by the Committee.

Through December 31, 2001, 1,691,842 shares are outstanding under the LSPP resulting in notes receivable from stockholders for $6,193 which is included as a component of stockholders' equity. The notes receivable (1) include varying rates of interest; (2) are secured by the pledge of Cotelligent stock issued;
(3) are full recourse as to the employee, except that in the case of death, disability, termination by the Company without cause or a change of control of the Company, where recourse against the employees is limited to the pledged stock; and (4) have a term of five years from date of issuance, provided that if the stock is sold, the loan shall be prepaid, and if the stock is not sold, the loan may not be prepaid. The stock issued under the LSPP is restricted from sale in the open market for a period of two years from the date of issuance, provided, however, that in the case of death, disability, termination by the Company without cause or change of control of the Company, the stock may be sold and the proceeds used to repay the loan.

Note 15 - Stockholders' Equity

Preferred Stock

The Company has authorized 500,000 shares of one class of $0.01 par value Preferred Stock. The Board of Directors has authority, without further vote or action by stockholders, to issue the shares, fix the number of shares and change the number of shares constituting any series, and to provide for or change the voting powers, designations, preferences and relative, participating, optional or other special rights, qualifications, limitations or restrictions thereof, including dividend rights (and whether dividends are cumulative), dividend rates, terms of redemption (including sinking fund provisions), a redemption price or prices, conversion rights and liquidation preferences of the shares constituting any class or series of the Preferred Stock. No Preferred Stock was outstanding at December 31, 2001 or 2000. The Company has no current plans to issue any shares of Preferred Stock.

Common Stock

The Company has authorized 100,000,000 shares of one class of $0.01 par value Common Stock. The holders of Common Stock are entitled to one vote for each share on all matters voted upon by stockholders, including the election of the directors. At December 31, 2001 and 2000, there were respectively 15,514,757 and 15,349,630 shares of Common Stock outstanding. In May 1998, the Company registered 4 million shares of its Common Stock to be used in connection with merger and acquisition activities. The Company repurchased 664,600 and 238,400 shares of its Common Stock during the year ended December 31, 2001 and the fiscal year ended March 31, 2000, respectively. In addition, during the fiscal year ended March 31, 2000, the Company negotiated the return of 469,209 shares of Common Stock from the original seller of its Orlando operations pursuant to terms in the original purchase agreement.

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

Note 16 - Earnings Per Share
Earnings per share is as follows:

                                                       For The Year Ended
                                                        December 31, 2001
                                               ---------------------------------
                                                                       Per Share
                                                Income      Shares      Amount
                                               --------   ----------   ---------
Basic/diluted earnings (loss) per share-
Loss from continuing operations                $(15,635)  15,075,546    $(1.04)
Income from discontinued operations                 (32)  15,075,546     (0.00)
                                               --------   ----------    ------
Net loss applicable to common stockholders     $(15,667)  15,075,546    $(1.04)

The effect of options issued to directors and employees has not been considered in the diluted earnings per share calculation due to the loss position of the Company's continuing operations for the year ended December 31, 2001. As such, there is no difference between the basic and diluted loss per share calculations.

                                                   For The Nine Months Ended
                                                       December 31, 2000
                                               ---------------------------------
                                                                       Per Share
                                                Income       Shares     Amount
                                               --------   ----------   ---------
Basic/diluted earnings (loss) per share-
Loss from continuing operations                $(55,036)  15,230,969    $(3.61)
Income from discontinued operations              12,852   15,230,969      0.84
                                               --------   ----------    ------
Net loss applicable to common stockholders     $(42,184)  15,230,969    $(2.77)

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

                       COTELLIGENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

                                                      For The Year Ended
                                                        March 31, 2000
                                              ----------------------------------
                                                                       Per Share
                                               Income       Shares      Amount
                                              --------    ----------   --------
Basic/diluted earnings (loss) per share-
Loss from continuing operations               $ (8,653)   14,298,693    $(0.60)
Income from discontinued operations             (9,990)   14,298,693    (0.70)
                                              --------    ----------    -----
Net loss applicable to common stockholders    $(18,643)   14,298,693    $(1.30)

The effect of options issued to directors and employees has not been considered in the diluted earnings per share calculation due to the loss position of the Company's continuing operations for the year ended March 31, 2000. As such, there is no difference between the basic and diluted loss per share calculations.

Options to purchase common shares of 5,080,454, 2,198,716, and 1,544,843 were excluded from the computation of diluted earnings per share for the twelve months ended December 31, 2001, the nine months ended December 31, 2000 and for the fiscal year ended March 31, 2000, respectively, as the options' exercise price was greater than the market price of the common shares for the respective periods.

Note 17 - Commitments and Contingencies

Employment Agreements

The executive officers have entered into employment agreements with the Company which contain provisions for compensation upon termination without cause or changes in control. Pursuant to such employment agreements, each such officer is eligible to earn bonus compensation payable out of a bonus pool determined by the Board of Directors or its Compensation Committee. Bonuses will be determined by measuring, among other objective and subjective measures, such officer's performance, the performance of the local operation for which such officer has primary responsibility and the Company's performance against targets.

Loans to White Horse Interactive

The Company has agreed to advance White Horse Interactive up to $70 for short-term working capital purposes. At December 31, 2001, no advances had been made under this agreement.

Legal Matters

The Company is involved in various legal matters in the normal course of business. In the opinion of management, these matters are not anticipated to have a material adverse effect on the financial position or results of operations or cash flows of the Company.

Note 18 - Segment Information

During the year ended March 31, 2000, the Company streamlined its operations into two operating segments, Professional Services, also known as the IT staff augmentation business, and Technology Solutions. The Company subsequently discontinued the IT staff augmentation business. Accordingly, assets, liabilities, results of operations and cash flows have been segregated and reported as discontinued operations for all periods presented and previously reported results have been restated (see Note 12). Within the Technology Solutions segment, the Company continues to provide licensed software, consulting services including custom application software development and outsourcing solutions, solutions in conjunction with national partnerships with leading enterprise application software companies, network design, intranet and internet application design and development, hosting and support service, and IT Education. These services can either be provided discretely, or bundled together with the Company's software offerings that result in a total technology solution. Management has considered the requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", and has determined that the Company has one continuing operating segment; therefore, no additional disclosure has been provided.

                       COTELLIGENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

Note 19 - Quarterly Financial Data (Unaudited)

The following is quarterly data for the periods presented on the statement of operations. In addition, quarterly data for the nine month period ended December 31, 1999 is presented for comparative purposes to the nine month period ended December 31, 2000.

                                                           For the Year Ended December 31, 2001
                                                  -----------------------------------------------------
                                                     First        Second         Third        Fourth
                                                    Quarter       Quarter       Quarter       Quarter
                                                  -----------   -----------   -----------   -----------
Revenues ......................................   $    16,022   $    12,073   $    10,187   $     7,619
Gross profit ..................................         4,740         3,017         3,152         3,016
Income (loss) from continuing operations ......        (4,265)       (6,017)       (7,905)        2,552
Income (loss) from discontinued operations ....            (6)           23           (49)           --
Net income (loss) .............................        (4,271)       (5,994)       (7,954)        2,552
Earnings per share:
  Basic and diluted
  Income (loss) from continuing operations ....   $     (0.28)  $     (0.39)  $     (0.54)  $      0.17
  Income (loss) from discontinued operations            (0.00)         0.00          0.00          0.00
                                                  -----------   -----------   -----------   -----------
Net income (loss) .............................   $     (0.28)  $     (0.39)  $     (0.54)  $      0.17
                                                  ===========   ===========   ===========   ===========
Weighted average shares:
     Basic and diluted ........................    15,349,060    15,273,716    14,824,310    14,852,326
                                                  ===========   ===========   ===========   ===========

                                                    For the Nine Months Ended December 31, 2000
                                                   ----------------------------------------------
                                                   First Quarter   Second Quarter   Third Quarter
                                                   -------------   --------------   -------------
Revenues ......................................     $    23,753      $    22,475     $    20,064
Gross profit ..................................           7,253            7,571           6,584
Income (loss) from continuing operations ......          (5,130)          (2,856)        (47,050)
Income (loss) from discontinued operations ....           6,011              148           6,693
Net income (loss) .............................             881           (2,708)        (40,357)
Earnings per share:
  Basic -
  Income (loss) from continuing operations ....     $     (0.34)     $     (0.19)    $     (3.07)
  Income (loss) from discontinued operations ..            0.40             0.01            0.44
                                                    -----------      -----------     -----------
Net income (loss) .............................     $      0.06      $     (0.18)    $     (2.63)
                                                    ===========      ===========     ===========
  Diluted -
  Income (loss) from continuing operations ....     $     (0.34)     $     (0.19)    $     (3.07)
  Income (loss) from discontinued operations ..            0.40             0.01            0.44
                                                    -----------      -----------     -----------
     Net income (loss) ........................     $      0.06      $     (0.18)    $     (2.63)
                                                    ===========      ===========     ===========
Weighted average shares:
     Basic ....................................      15,123,639       15,235,827      15,332,273
                                                    ===========      ===========     ===========
     Diluted ..................................      15,124,960       15,235,827      15,332,273
                                                    ===========      ===========     ===========

                       COTELLIGENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

                                                   For the Nine Months Ended December 31, 1999
                                                  ----------------------------------------------
                                                  First Quarter   Second Quarter   Third Quarter
                                                  -------------   --------------   -------------
Revenues ......................................    $    26,806     $    26,162      $    25,296
Gross profit ..................................          9,750           8,945            8,311
Income (loss) from continuing operations ......           (940)         (1,672)          (2,753)
Income (loss) from discontinued operations ....        (15,394)          1,751            1,409
Net income (loss) .............................        (16,334)             79           (1,344)
Earnings per share:
  Basic -
  Income (loss) from continuing operations ....    $     (0.07)    $     (0.12)     $     (0.18)
  Income (loss) from discontinued operations ..          (1.14)           0.13             0.09
                                                   -----------     -----------      -----------
Net income (loss) .............................    $     (1.21)    $      0.01      $     (0.09)
                                                   ===========     ===========      ===========
  Diluted -
  Income (loss) from continuing operations ....    $     (0.07)    $     (0.12)     $     (0.18)
  Income (loss) from discontinued operations ..          (1.14)           0.13             0.09
                                                   -----------     -----------      -----------
     Net income (loss) ........................    $     (1.21)    $      0.01      $     (0.09)
                                                   ===========     ===========      ===========
Weighted average shares:
     Basic ....................................     13,461,007      13,565,326       15,167,742
                                                   ===========     ===========      ===========
     Diluted ..................................     13,461,007      13,573,264       15,167,742
                                                   ===========     ===========      ===========

Note 20 - Related Party Transactions

The Company has notes receivable due from certain Officers and a former Officer of the Company. At December 31, 2001, the notes included $735 due from the Chief Executive Officer to cover margin calls, $549 due from the Chief Operating Officer for relocation assistance ($83) and to cover margin calls ($466), and $545 due from a former Chief Operating Officer to cover margin calls. The notes are unsecured except for the notes due from the former Officer of the Company are secured by the principal residence of that individual. The notes, although due on demand, were issued with original due dates in 2001. The notes due from the Chief Executive Officer and the Chief Operating Officer were extended by a vote of the Compensation Committee of the Board of Directors on October 29, 2001 for three years to October 29, 2004. There is also acceleration on payment of the Chief Executive Officer's and Chief Operating Officer's notes should the Company's stock reach certain sustained target values.

Item 9. Changes in and Disagreements With Accountants on Accounting and
        ---------------------------------------------------------------
        Financial Disclosure.
        --------------------

None.

                                    PART III
                                    --------

Item 10 - Directors and Executive Officers of the Registrant.
          --------------------------------------------------

The information called for by Item 10 with respect to identification of directors and executive officers of the Company is incorporated herein by reference to the material under the captions "Election of Directors" and "Other Executive Officers of the Company" in the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year (the "Proxy Statement").

Item 11 - Executive Compensation.
          ----------------------

The information called for by Item 11 with respect to executive compensation is incorporated herein by reference to the material under the caption "Executive Compensation" in the Proxy Statement.

Item 12 - Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

The information called for by Item 12 with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

Item 13 - Certain Relationships and Related Transactions.
          ----------------------------------------------

The information called for by Item 13 with respect to certain relationships and related transactions is incorporated herein by reference to the material under the caption "Certain Transactions" in the Proxy Statement.

                                     PART IV
                                     -------

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
         ----------------------------------------------------------------

     (a) The following documents are filed as a part of the Annual Report on Form 10-K:

          1.   Financial Statements                                                    Form 10-K Page No.
               --------------------                                                    -----------------
               Report of Independent Public Accountants                                       22

               Consolidated Balance Sheets at December 31, 2001 and 2000                      23

               Consolidated Statements of Operations for the year ended
                  December 31, 2001, the nine months ended December 31, 2000
                  and the year ended March 31, 2000                                           24

               Consolidated Statements of Stockholders' Equity for the year ended
                  December 31, 2001, the nine months ended December 31, 2000
                  and the year ended March 31, 2000                                           25

               Consolidated Statements of Cash Flows for the year ended
                  December 31, 2001, the nine months ended December 31, 2000
                  and the year ended March 31, 2000                                          26-27

               Notes to Consolidated Financial Statements                                    28-45

     2.   The following is a list of all Exhibits filed as part of this report.
          Exhibit 11.1 is omitted because the information is included in Note 16 to Consolidated Financial Statements, page 42.

EXHIBIT NO.                      DESCRIPTION
----------                       -----------

     3.1 Certificate of Incorporation of Cotelligent, Inc. (Exhibit 3.1 of the Company's Registration Statement on Form S-1 (File No. 33-80267), effective February 9, 1996, is hereby incorporated by reference)

     3.2 Amended and Restated By-Laws of Cotelligent, Inc. (Exhibit 4.1 of the Company's Registration Statement on Form S-8 (File No. 333-67589), filed with the SEC on November 19, 1998, is hereby incorporated by reference)

     3.3 Certificate of Amendment of Certificate of Incorporation of Cotelligent, Inc. (Exhibit 3.3 of the Company's Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on June 29, 1999, is hereby incorporated by reference)

     4.1 Form of certificate evidencing ownership of Common Stock of Cotelligent, Inc. (Exhibit 4.1 of the Company's Registration Statement on Form S-1 (File No. 33-80267), effective February 9, 1996, is hereby incorporated by reference)

     4.2 Rights Agreement, dated as of September 24, 1997, between Cotelligent, Inc. and BankBoston, N.A. (Exhibit 4.1 of the Company's Form 8-K (File No. 0-27412), filed with the SEC on September 24, 1997, is hereby incorporated by reference)

     10.1 Amended and Restated Employment Agreement, dated as of January 5, 2000, between Cotelligent, Inc. and James R. Lavelle (Exhibit 10.1 of the Company's Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on July 14, 2000, is hereby incorporated by reference)*

     10.2 Amended and Restated Employment Agreement, dated as of January 25, 2000, between Cotelligent, Inc. and Daniel E. Jackson (Exhibit 10.2 of the Company's Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on July 14, 2000, is hereby incorporated by reference)*

     10.3 Employment Agreement, dated as of December 19, 2000, between Cotelligent, Inc. and Curtis J. Parker *, **

     10.4 Long-Range Bonus Incentive Plan, effective as of November 18, 1999, among Cotelligent, Inc., James R. Lavelle and Daniel E. Jackson (Exhibit 10.6 of the Company's Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on July 14, 2000, is hereby incorporated by reference)*

     10.5 Cotelligent 1995 Long-Term Incentive Plan (Exhibit 10.9 of the Company's Registration Statement on Form S-1/A (File No. 33-80267), filed with the SEC on January 24, 1996, is hereby incorporated by reference)*

     10.6 Amended and Restated Senior Secured Credit Agreement, dated as of March 12, 1999, among Cotelligent, Inc., the Co-Borrowers named therein, the Banks named therein and BankBoston, N.A. (Exhibit 10.12 of the Company's Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on June 29, 1999, is hereby incorporated by reference)

     10.7 Cotelligent 1998 Long-Term Incentive Plan (Exhibit 10.13 of the Company's Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on June 29, 1999, is hereby incorporated by reference)*

     10.8 Cotelligent, Inc. 1999 Leveraged Stock Purchase Plan (Exhibit 2 of the Company's Schedule 13D (File No. 5-47567), filed with the SEC on January 31, 2000, is hereby incorporated by reference)*

     10.9 Forbearance and Reinstatement of Noncompetes Agreement, dated as of May 2, 2000, among Cotelligent USA, Inc., Cotelligent, Inc., E.W. & Associates, Inc., Thomas H. Edwards and Timothy M. Wooten (Exhibit
          10.1 of the Company's Registration Statement on Form S-3 (File No. 333-37586), filed with the SEC on May 22, 2000, is hereby incorporated by reference)

     10.10 Securities Issuance Agreement, dated as of May 2, 2000, between Cotelligent, Inc. and E.W. & Associates, Inc. and/or its assigns
          (Exhibit 10.2 of the Company's Registration Statement on Form S-3 (File No. 333-37586), filed with the SEC on May 22, 2000, is hereby incorporated by reference)

     10.11 Asset Purchase Agreement, dated as of June 14, 2000, by and among Cotelligent, Inc., Cotelligent U.S.A., Inc. and Comsys Information Technology Services, Inc. (Exhibit 10.3 of the Company's Registration Statement on Form S-3/A (File No. 333-37586), filed with the SEC on June 20, 2000, is hereby incorporated by reference)

     10.12 Settlement and Mutual Release, dated as of December 21, 2000, among Comsys Information Technology Services, Inc. and Cotelligent USA, Inc. (Exhibit 10.18 of the Company's Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on April 2, 2001 is hereby incorporated by reference)

     10.13 Cotelligent 2000 Long-Term Incentive Plan (Exhibit 10.19 of the Company's Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on April 2, 2001 is hereby incorporated by reference)

     21.1 Subsidiaries of the registrant **

     23.1 Consent of Arthur Andersen LLP **

     24.1 Power of attorney as reflected on signatures page included herewith **

     99   Letter pursuant to temporary note 3T**

     (b)  Reports on Form 8-K
          Current Report on Form 8-K dated December 6, 2000, filed with the SEC on January 3, 2001

     * Management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K.

     **   Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California on the 29th day of March, 2002.

                                                   COTELLIGENT, INC.


                                                 By:/s/ James R. Lavelle
                                                    -------------------------
                                                    James R. Lavelle
                                                    Chief Executive Officer

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

             Signature                                        Capacity                                Date
     ---------------------------       ------------------------------------------------------    --------------


     /s/ James R. Lavelle
     --------------------------
     James R. Lavelle                  Chairman of the Board of Directors, Director and Chief    March 29, 2002
                                       Executive Officer (Principal Executive Officer)


     /s/ Edward E. Faber
     --------------------------
      Edward E. Faber                  Vice Chairman of the Board of Directors                   March 29, 2002


     /s/ Daniel E. Jackson
     --------------------------
     Daniel E. Jackson                 President, Chief Operating Officer and Director           March 29, 2002


     /s/ Curtis J. Parker
     --------------------------
     Curtis J. Parker                  Executive Vice President, Chief Financial Officer         March 29, 2002
                                       (Principal Financial and Accounting Officer)


     /s/ Anthony M. Frank
     --------------------------
     Anthony M. Frank                  Director                                                  March 29, 2002


     /s/ Debra J. Richardson
     --------------------------
     Debra J. Richardson               Director                                                  March 29, 2002

EXHIBIT NO.                      DESCRIPTION
----------                       -----------

     3.1 Certificate of Incorporation of Cotelligent, Inc. (Exhibit 3.1 of the Company's Registration Statement on Form S-1 (File No. 33-80267), effective February 9, 1996, is hereby incorporated by reference)

     3.2 Amended and Restated By-Laws of Cotelligent, Inc. (Exhibit 4.1 of the Company's Registration Statement on Form S-8 (File No. 333-67589), filed with the SEC on November 19, 1998, is hereby incorporated by reference)

     3.3 Certificate of Amendment of Certificate of Incorporation of Cotelligent, Inc. (Exhibit 3.3 of the Company's Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on June 29, 1999, is hereby incorporated by reference)

     4.1 Form of certificate evidencing ownership of Common Stock of Cotelligent, Inc. (Exhibit 4.1 of the Company's Registration Statement on Form S-1 (File No. 33-80267), effective February 9, 1996, is hereby incorporated by reference)

     4.2 Rights Agreement, dated as of September 24, 1997, between Cotelligent, Inc. and BankBoston, N.A. (Exhibit 4.1 of the Company's Form 8-K (File No. 0-27412), filed with the SEC on September 24, 1997, is hereby incorporated by reference)

     10.1 Amended and Restated Employment Agreement, dated as of January 5, 2000, between Cotelligent, Inc. and James R. Lavelle (Exhibit 10.1 of the Company's Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on July 14, 2000, is hereby incorporated by reference)*

     10.2 Amended and Restated Employment Agreement, dated as of January 25, 2000, between Cotelligent, Inc. and Daniel E. Jackson (Exhibit 10.2 of the Company's Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on July 14, 2000, is hereby incorporated by reference)*

     10.3 Employment Agreement, dated as of December 19, 2000, between Cotelligent, Inc. and Curtis J. Parker *, **

     10.4 Long-Range Bonus Incentive Plan, effective as of November 18, 1999, among Cotelligent, Inc., James R. Lavelle and Daniel E. Jackson (Exhibit 10.6 of the Company's Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on July 14, 2000, is hereby incorporated by reference)*

     10.5 Cotelligent 1995 Long-Term Incentive Plan (Exhibit 10.9 of the Company's Registration Statement on Form S-1/A (File No. 33-80267), filed with the SEC on January 24, 1996, is hereby incorporated by reference)*

     10.6 Amended and Restated Senior Secured Credit Agreement, dated as of March 12, 1999, among Cotelligent, Inc., the Co-Borrowers named therein, the Banks named therein and BankBoston, N.A. (Exhibit 10.12 of the Company's Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on June 29, 1999, is hereby incorporated by reference)

     10.7 Cotelligent 1998 Long-Term Incentive Plan (Exhibit 10.13 of the Company's Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on June 29, 1999, is hereby incorporated by reference)*

     10.8 Cotelligent, Inc. 1999 Leveraged Stock Purchase Plan (Exhibit 2 of the Company's Schedule 13D (File No. 5-47567), filed with the SEC on January 31, 2000, is hereby incorporated by reference)*

     10.9 Forbearance and Reinstatement of Noncompetes Agreement, dated as of May 2, 2000, among Cotelligent USA, Inc., Cotelligent, Inc., E.W. & Associates, Inc., Thomas H. Edwards and Timothy M. Wooten (Exhibit
          10.1 of the Company's Registration Statement on Form S-3 (File No. 333-37586), filed with the SEC on May 22, 2000, is hereby incorporated by reference)

     10.10 Securities Issuance Agreement, dated as of May 2, 2000, between Cotelligent, Inc. and E.W. & Associates, Inc. and/or its assigns (Exhibit 10.2 of the Company's Registration Statement on Form S-3 (File No. 333-37586), filed with the SEC on May 22, 2000, is hereby incorporated by reference)

     10.11 Asset Purchase Agreement, dated as of June 14, 2000, by and among Cotelligent, Inc., Cotelligent U.S.A., Inc. and Comsys Information Technology Services, Inc. (Exhibit 10.3 of the Company's Registration Statement on Form S-3/A (File No. 333-37586), filed with the SEC on June 20, 2000, is hereby incorporated by reference)

     10.12 Settlement and Mutual Release, dated as of December 21, 2000, among Comsys Information Technology Services, Inc. and Cotelligent USA, Inc. (Exhibit 10.18 of the Company's Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on April 2, 2001 is hereby incorporated by reference)

     10.13 Cotelligent 2000 Long-Term Incentive Plan (Exhibit 10.19 of the Company's Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on April 2, 2001 is hereby incorporated by reference)

     21.1 Subsidiaries of the registrant **

     23.1 Consent of Arthur Andersen LLP **

     24.1 Power of attorney as reflected on signatures page included herewith **

     99   Letter pursuant to temporary note 3T**

     (b) Reports on Form 8-K Current Report on Form 8-K dated December 6, 2000, filed with the SEC on January 3, 2001

     * Management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K.

     **   Filed herewith.