Form 10-K/A
period 2001-12-31
COTELLIGENT INC
filed 2002-04-30
CIK 1004963

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

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

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

                                    PART III
                                    --------

Items 10, 11, 12 and 13 of the Form 10-K filed by the Company on March 29, 2002 are hereby amended as follows:

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Pursuant to the Company's Certificate of Incorporation and By-laws, the Board of Directors is divided into three classes, Class I, Class II and Class III, serving staggered three-year terms. One class of directors is elected at each annual meeting of stockholders to serve for the following three years. Currently there are two Class I directors whose terms will expire at the Annual Meeting, two Class II directors whose terms expire in 2003 and one Class III director whose term expires in 2004. The Company's Certificate of Incorporation provides that the classes of directors shall be as nearly equal in number as possible.

Class I Directors

Edward E. Faber is 69 years old and is Vice Chairman of the Board of Directors of the Company. Mr. Faber joined the Company as a director in March 1993 and served as Chairman from August 1995 to April 1996. From 1990 through 1992, he was Vice Chairman, President and Chief Executive Officer of Supercuts, Inc., a company specializing in hairstyling. Mr. Faber was founding President and Chief Executive Officer of Computerland Corporation ("Computerland"), a company specializing in the sale of computer equipment and accessories, from 1976 through 1983. He retired from Computerland in 1983 and returned in 1985 as Chairman of the Board and Chief Executive Officer, serving in that capacity until 1987 when he again retired. Mr. Faber is a director of Outdoor Broadcasting TV.com and is chairman of Gumtech International, Inc. Mr. Faber has a Bachelor of Science degree from Cornell University and served as an officer in the United States Marine Corps.

Daniel E. Jackson is 41 years old and is a director of the Company, as well as its President and Chief Operating Officer. Mr. Jackson has served as a director of the Company since September 1999. Mr. Jackson was promoted to the position of Chief Operating Officer and President in July 2000. Mr. Jackson served as Executive Vice President, Chief Financial Officer and Treasurer from June 1999 until July 2000. From September 1995 until June 1999, Mr. Jackson served in the capacities of Executive Vice President, Corporate Development and General Counsel. Mr. Jackson served as Secretary from September 1996 until September 1997 and as Chief Financial Officer from November 1996 until January 1998. From 1994 to 1995, Mr. Jackson served as Vice President and General Counsel of an affiliate of Notre Venture Capital, Ltd., a partnership specializing in industry consolidation transactions. Prior to that, he was Corporate Counsel and Secretary of Sanifill, Inc., an environmental services company, from its founding in 1990 through 1994. From 1986 until 1990, Mr. Jackson was an associate at Morgan, Lewis & Bockius LLP in New York, where he practiced law in the areas of securities and mergers and acquisitions. Mr. Jackson received a Bachelor of Science degree in business administration from The Ohio State University and a Juris Doctor degree from the University of Pennsylvania.

Class II Directors

James R. Lavelle is 51 years old and is the founder, Chairman of the Board and Chief Executive Officer of the Company. Mr. Lavelle has served as Chief Executive Officer since he founded the Company in 1993. From inception of the Company until August 1995, Mr. Lavelle was also Chairman of the Board of the Company, a position that he reassumed in April 1996. From 1985 to 1993, he was a business consultant specializing in strategic marketing and organization development. From 1983 to 1985, Mr. Lavelle was Senior Manager and Director of Management Consulting Services for the San Francisco office of KPMG Main Hurdman, an international accounting firm. Prior to that, he was Manager of Management Consulting Services in the San Francisco office of Price Waterhouse LLP, an international accounting firm. Mr. Lavelle has a bachelor's degree from University of California at Santa Barbara and a Master of Business Administration degree from Santa Clara University.

Debra J. Richardson is 47 years old, and joined the Company as a director on August 8, 2001. Dr. Richardson joined the faculty at UC Irvine in 1987, where she researches formal quality analysis and testing methods, has developed leading edge tools, and worked with several companies in adopting technology to improve the quality of critical software systems. She is currently director of the Microelectronics Innovation and Computer Research Opportunities (MICRO), one of the University of California's Industry-University Cooperative Research Programs, and is a founding member of the UC Institute for Software Research. Dr. Richardson holds the Ted and Janice Smith Family Foundation Endowed Chair. Dr. Richardson earned a Doctorate of Philosophy and a Master of Science in Computer and Information Science from the University of Massachusetts, Amherst, and received a Bachelor of Arts degree in Mathematics from Revelle College of the University of California, San Diego.

Class III Director

Anthony M. Frank is 70 years old and is a director of the Company. He joined the Company in that capacity in March 1993. In September 1994, Mr. Frank became co-founding General Partner and Chairman of Belvedere Capital Partners, the general partner of the California Community Financial Institutions Fund, the primary purpose of which is investing in California community banks. From 1992 to 1994, Mr. Frank was an independent financial consultant and venture capitalist. From March 1988 to March 1992, Mr. Frank served as the Postmaster General of the United States. From 1971 until 1988, he served as Chairman and Chief Executive Officer of First Nationwide Bank. Mr. Frank is a graduate of Dartmouth College and the Tuck School of Business and was an overseer of the Tuck School of Business. He is also a director of several companies, including The Charles Schwab Corporation, Crescent Real Estate Equities Ltd., Temple Inland Corporation and Bedford Properties Investors.

Other Executive Officers

Curtis J. Parker is 47 years old and is Executive Vice President, Chief Financial Officer, Treasurer & Assistant Secretary of the Company. From November 1996 until December 2000, Mr. Parker served as Vice President and Chief Accounting Officer. From January 1996 until March 1996, he served as a consultant to the Company and was appointed Corporate Controller in March 1996. From 1988 through 1995, Mr. Parker was employed by Burns Philp Food Inc., a manufacturer of food products, where he rose to the position of Vice President - Finance for the Industrial Products Division. Mr. Parker has a Bachelor of Commerce degree from the University of British Columbia and is a Certified Public Accountant.


Item 11 - Executive Compensation.

The following table sets forth certain information regarding the compensation earned by or awarded to the Chief Executive Officer and remaining executive officers of the Company for the fiscal year ended December 31, 2001, the twelve month period ended December 31, 2000 and the fiscal year ended March 31, 2000.

SUMMARY COMPENSATION TABLE

                                                                                                                    Long Term
                                                                                                                   Compensation
                                                                    Annual Compensation                               Awards

                                                    Fiscal                                                           Options/
Name and Principal Position                          YEAR         Salary($) (2)    Bonus($)     Other($)              SARS(#)
James R. Lavelle.............................        2001              361,166          0       18,000(3)                 0
 Chairman and Chief Executive Officer                2000(1)           450,000          0       18,000(3)                 0
                                                     2000              450,000          0       18,000(3)                 0
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

Daniel E. Jackson............................        2001              302,120          0       18,000(3)                 0
 President and Chief Operating Officer               2000(1)           375,000          0        5,470(4)
                                                                                                18,000(3)                 0
                                                     2000              368,750          0        5,470(4)
                                                                                                18,000(3)                 0
                                                                                                 5,470(4)
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

Curtis J. Parker.............................        2001              166,500          0            0              227,500
 Executive Vice President, Chief Financial           2000(1)           175,000    100,000            0               25,000
  Officer, Treasurer and Assistant Secretary         2000              160,000          0            0                    0

---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

(1) In July 2000, the Company changed its fiscal year end from March 31 to December 31. Accordingly, for each of the following persons identified, compensation for the period January 1, 2000 - March 31, 2000 is included in the twelve months ended December 31, 2000 and the fiscal year ended March 31, 2000: James R. Lavelle - $112,500, Daniel E. Jackson - $93,750, Curtis
     J. Parker - $40,000.
(2) Base salary and commissions earned. Effective January 1, 2001, Mr. Lavelle and Mr. Jackson each voluntarily took a 20% reduction in base salary to help the Company during a difficult financial period.
(3)  Represents payments made as an automobile allowance.
(4)  Imputed interest on below market loans. See Item 13, "Certain
     Relationships and Related Transactions."

STOCK OPTION GRANTS TABLE

The following table sets forth, as to the executive officers named in the Summary Compensation Table, information related to the grant of stock options pursuant to the Company's 1998 Long-Term Incentive Plan during the fiscal year ended December 31, 2001.


                                   OPTIONS GRANTED IN THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                                           INDIVIDUAL GRANTS
--------------------------------------------------------------------------------------------------------------------------
                           NUMBER OF           PERCENTAGE OF TOTAL    EXERCISE OR BASE      POTENTIAL REALIZABLE VALUE
                           SECURITIES          OPTIONS GRANTED TO     PRICE PER SHARE         AT ASSUMED ANNUAL RATES
                           UNDERLYING           EMPLOYEES IN THE        (S/SHARE)(1)        OF STOCK PRICE APPRECIATION
                 NAME       OPTIONS             FISCAL YEAR ENDED                             FOR OPTION TERM ($) (2)
                            GRANTED             DECEMBER 31, 2001
--------------------------------------------------------------------------------------------------------------------------
                                                                                                5%                10%
                                                                                            ---------         -----------
James R. Lavelle                   0                      0%                    0                   0                    0
Daniel E. Jackson                  0                      0%                    0                   0                    0
Curtis J. Parker              10,000                      0%                $0.88               5,534               14,025
                              17,500                      0%                $0.81               8,915               22,591
                             200,000                    5.1%                $0.17              21,382               54,187


(1) The exercise price per share for all options granted is equal to the market price of the underlying Common Stock as of the date of grant.
(2) The potential realizable value has been determined using market price on the date the options were granted, compounded annually over ten years, net of exercise price. These values have been determined based upon assumed rates of appreciation and are not intended to forecast the future value or trading prices of the Company's Common Stock. There can be no assurance that the amounts reflected in this table will be achieved.

STOCK OPTION EXERCISES AND YEAR END VALUES TABLE

The following table shows, as to the executive officers named in the Summary Compensation Table, information with respect to the unexercised options to purchase Common Stock granted under the 1995 and 1998 Long-Term Incentive Plans and held as of December 31, 2001.



                                             VALUE OF OPTIONS AT DECEMBER 31, 2001

                             NUMBER OF                     NUMBER OF SECURITIES UNDERLYING
                              SHARES         VALUE            UNEXERCISED OPTIONS HELD            VALUE OF UNEXERCISED
                             ACQUIRED      REALIZED              AT DECEMBER 31, 2001             IN-THE-MONEY OPTIONS
                           ON EXERCISE        ($)                                              AT DECEMBER 31, 2001 ($) (1)
                           -----------     ---------       --------------------------------    ----------------------------

Name                                                         EXERCISABLE     UNEXERCISABLE      EXERCISABLE   UNEXERCISABLE
----                                                       ----------------------------------------------------------------
James R. Lavelle               0            0                  400,000                   0            4,000               0
Daniel E. Jackson              0            0                  250,000                   0            2,500               0
Curtis J. Parker               0            0                   78,125             221,875              463          18,013

(1) Options are "in-the-money" if the closing market price of the Company's Common Stock exceeds the exercise price of the options. The value of the unexercised options represents the difference between the exercise price of such options and the closing market price ($0.26) of the Company's Common Stock on the OTC Bulletin Board on December 31, 2001.

Item 12 - Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of April 24, 2002 information regarding the beneficial ownership of the Common Stock of the Company by (i) each person known to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each of the Company's directors, (iii) each named executive officer and each officer named in the Summary Compensation Table and (iv) all executive officers and directors as a group. All persons listed have an address c/o the Company's principal executive offices and have sole voting and investment power with respect to their shares unless otherwise indicated.

                                                                                            Shares Beneficially Owned
                                                                                            -------------------------
Name                                                                                          Number          Percent
--------------------------------------------------------------------------------------      ------------     --------
James R. Lavelle (1)..................................................................        1,305,308           8.1%
Daniel E. Jackson (2).................................................................        1,099,473           6.9%
FMR Corp. (3).........................................................................        1,000,000           6.7%
Anthony M. Frank (4)..................................................................          174,656           1.2%
Edward E. Faber (5)...................................................................          146,356           1.0%
Curtis J. Parker (6)..................................................................           84,117             *
Debra J. Richardson (7)...............................................................            5,000             *
All executive officers and directors as a group (6 persons) (8)                               2,814,910          15.9%

*Less than 1%

(1) Includes 400,000 shares issuable upon exercise of options exercisable within 60 days of April 24, 2002.
(2) Includes 250,000 shares issuable upon exercise of options exercisable within 60 days of April 24, 2002.
(3) The address of the stockholder is 82 Devonshire Street, Boston, Massachusetts, 02109. Data obtained from the stockholder's Schedule 13G, filed with the Securities and Exchange Commission, on February 14, 2002.
(4) Includes 102,500 shares issuable upon exercise of options exercisable within 60 days of April 24, 2002.
(5) Includes 102,500 shares issuable upon exercise of options exercisable within 60 days of April 24, 2002.
(6) Includes 78,125 shares issuable upon exercise of options exercisable within 60 days of April 24, 2002.
(7) Includes 5,000 shares issuable upon exercise of options exercisable within 60 days of April 24, 2002.
(8) Includes 938,125 shares issuable upon exercise of options exercisable within 60 days of April 24, 2002.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The following is information with respect to certain relationships and related transactions between directors and officers, on the one hand, and the Company, on the other hand.

EMPLOYMENT AGREEMENTS; COVENANTS-NOT-TO-COMPETE

Mr. James R. Lavelle, Cotelligent's Chairman and Chief Executive Officer, is a party to a three-year employment agreement effective January 5, 2000 which, unless terminated or not renewed by him, continues thereafter on a year-to-year basis on the same terms and conditions. Mr. Lavelle's employment agreement provides that, in the event of termination of employment by the Company without cause, he shall be entitled to receive from the Company an amount equal to (i) three times the minimum base salary, as defined in the employment agreement, plus (ii) three times his most recent annual bonus (not including any payments made under Cotelligent's Long-Range Bonus Incentive Plan), without regard to whether he obtains subsequent employment. His employment agreement provides that, in the event of a change in control of the Company where he has not received at least five days' notice of such change in control, he will be deemed to have been terminated without cause and shall be entitled to compensation as respectively described in the preceding sentence. Additionally, in such event he will not be bound by any non-compete terms in his employment agreement, as discussed below. If given at least five days notice of such change in control, he may elect to terminate his employment agreement and collect the respective compensation provided above.

Mr. Daniel E. Jackson, Cotelligent's President and Chief Operating Officer, is a party to a two-year employment agreement effective January 25, 2000 which, unless terminated or not renewed by him, continues thereafter on a year-to-year basis on the same terms and conditions. Mr. Jackson's employment agreement provides that, in the event of termination of employment by the Company without cause, he shall be entitled to receive from the Company an amount equal to (i) two times the minimum base salary, as defined in the employment agreement, plus
(ii) two times his most recent annual bonus (not including any payments made under Cotelligent's Long-Range Bonus Incentive Plan), without regard to whether he obtains subsequent employment. His employment agreement provides that, in the event of a change in control of the Company where he has not received at least five days' notice of such change in control, he will be deemed to have been terminated without cause and shall be entitled to compensation as respectively described in the preceding sentence. Additionally, in such event he will not be bound by any non-compete terms in his employment agreement, as discussed below. If given at least five days notice of such change in control, he may elect to terminate his employment agreement and collect the respective compensation provided above.

In the event of a change in control, Mr. Lavelle and Mr. Jackson are entitled to reimbursement for any excise taxes the employee incurs under Section 4999 of the Internal Revenue Code, as well as any interest or penalties related to the excise tax and any entitlements outside of the employment agreement that are described in Section 280G(b)(2)(A)(i) of the Internal Revenue Code. In the employment agreements of both, a "Change in Control" is deemed to occur if: (1) any person or entity, other than the Company, a corporation owned directly or indirectly by the stockholders of the Company in substantially the same proportions as their ownership of the Common Stock of the Company, or an employee benefit plan of Company or a subsidiary of Company, acquires directly or indirectly Beneficial Ownership (as defined in Rule 13d-3 of the Exchange
Act) of any voting security of the Company and immediately after such acquisition such person or entity is, directly or indirectly, the Beneficial Owner of voting securities representing 30% or more of the total voting power of all of the then-outstanding voting securities of the Company; (2) a change in the composition of the individuals on the Board of Directors as a result of which fewer than one-half of the incumbent directors are directors who either
(a) had been directors of Company on the date 24 months prior to the date of the event that constitutes a change in control (the "original directors") or (b) were elected, or nominated with the affirmative votes of at least a majority of the aggregate of the original directors who were still in office at the time of the election or nomination and the directors whose election or nomination was previously so approved; (3) the consummation of a merger or consolidation of Company with or into another entity or any other corporate reorganization, if more than 50% of the combined voting power of the continuing or surviving entity's securities outstanding immediately after such merger, consolidation or other reorganization is owned by persons who were not stockholders of Company immediately prior to such merger, consolidation or other reorganization; or (4) the liquidation of the Company or the sale, transfer or other disposition of all or substantially all of the Company's assets.

The employment agreements of Mr. Lavelle and Mr. Jackson contain a covenant-not-to-compete with the Company for a period of two years immediately following the termination of employment; or, in the case of a termination without cause, for a period of one year following the termination of his employment; or, in the case of a Change in Control in which he is not given at least five days' notice of such Change in Control, the covenant not-to-compete does not apply for any period of time. If any court of competent jurisdiction determines that the scope, time or territorial restrictions contained in the covenant are unreasonable, the covenant-not-to-compete shall be reduced to the maximum period permitted by such court. The compensation to which Mr. Lavelle or Mr. Jackson is entitled, as the case may be, shall nonetheless be paid to him.

Annual base salary paid to Mr. Lavelle for the fiscal year ended December 31, 2001 was $361,166. For the fiscal year ended December 31, 2001, he was eligible for, but did not receive, a bonus based upon achieving certain performance objectives and upon the operating results of the Company, which objectives and results had been established by the Compensation Committee. Pursuant to the Long-Range Bonus Incentive Plan, Mr. Lavelle is eligible for bonuses in fiscal years 2003 and 2006 based upon the operating results of the Company.

Annual base salary paid to Daniel E. Jackson for the fiscal year ended December 31, 2001 was $302,120. For the fiscal year ended December 31, 2001, he was eligible for, but did not receive, a bonus based upon achieving certain performance objectives and upon the operating results of the Company, which objectives and results had been established by the Compensation Committee. Pursuant to the Long-Range Bonus Incentive Plan, Mr. Jackson is eligible for bonuses in fiscal years 2003 and 2006 based upon the operating results of the Company.

Mr. Curtis J. Parker, as Cotelligent's Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary, is a party to a one-year employment agreement effective December 19, 2000 which was extended for a two-year period as of December 19, 2001 and then, unless terminated by either party or not renewed by him, continues thereafter on a year-to-year basis, in each case on the same terms and conditions. Mr. Parker's employment agreement provides that, in the event of termination of employment by the Company without cause, he shall be entitled to receive from the Company an amount equal to (i) one times the Market Based Salary, as defined in the employment agreement, plus (ii) one times his most recent annual bonus, without regard to whether he obtains subsequent employment. His employment agreement provides that, in the event of a Change in Control of the Company where he has not received at least five days' notice of such change in control, he will be deemed to have been terminated without cause and shall be entitled to compensation as respectively described in the preceding sentence. Additionally, in such event he will not be bound by any non-compete terms in his employment agreement, as discussed below. If given at least five days' notice of such change in control, he may elect to terminate his employment agreement and collect the respective compensation provided above.

The employment agreement of Mr. Parker contains a covenant-not-to-compete with the Company for a period of one year immediately following the termination of employment; or, in the case of a termination without cause, for a period of six months following the termination of his employment; or, in the case of a Change in Control in which the he is not given at least five days' notice of such Change in Control, the covenant not-to-compete does not apply for any period of time. If any court of competent jurisdiction determines that the scope, time or territorial restrictions contained in the covenant are unreasonable, the covenant-not-to-compete shall be reduced to the maximum period permitted by such court. The compensation to which Mr. Parker is entitled shall nonetheless be paid to him.

Mr. Parker's employment agreement provides for a minimum base salary of $180,000 per year (subject to increase to $200,000 per year by the Chief Executive Officer when he determines it appropriate in light of the Company's operating performance and subject to any requisite approval by the Board of Directors or the Compensation Committee) and the right to receive annually discretionary incentive bonuses of up to fifty percent (50%) of the amount of his base salary provided by the Compensation Committee. During 2001, Mr. Parker agreed to a series of salary reductions and at the end of 2001 was earning a salary of $141,525 and had received no bonus.

CERTAIN TRANSACTIONS

From May 1996 through early July 1996, the Company advanced to Daniel E. Jackson, President and Chief Operating Officer, $250,000 to facilitate relocation of his residence to Northern California. Of the amount due, there is a remaining balance of $82,500. The remaining balance is evidenced by a demand note. The note is non-interest bearing and the principal balance was originally due July 15, 2001 or upon termination of employment if prior to the due date. The note to cover relocation was extended by a vote of the Compensation Committee of the Board of Directors on October 29, 2000 for three years to July 15, 2004. Since the beginning of the 2000 fiscal year, the Company has also advanced to Mr. Jackson an aggregate amount of approximately $480,000, evidenced by five separate unsecured demand promissory notes, three dated August 11, 1999, one dated September 30, 1999, and one dated November 23, 1999. The purpose of such advances was to cover margin calls made on brokerage accounts held by Mr. Jackson. On May 5, 2000, Mr. Jackson repaid $68,270 of principal and $31,730 of interest. The notes, although due on demand, were issued with original due dates in 2001. These notes were also extended by a vote of the Compensation Committee of the Board of Directors on October 29, 2001 for three years to October 29, 2004. The interest rates on these notes remained unchanged at rates between 7.75% and 8.75%. Payment of the notes is accelerated if the Company's Common Stock reaches certain sustained target levels.

On March 31, 1996, the Company advanced to James R. Lavelle, Chairman of the Board and Chief Executive Officer of the Company, $37,902, evidenced by an unsecured demand promissory note bearing interest annually at a rate of 6%. The entire amount of such advance remains outstanding. Since the beginning of the 2000 fiscal year, the Company has also advanced to Mr. Lavelle an aggregate amount of $619,000, evidenced by seven separate unsecured demand promissory notes. The purpose of such advances was to cover margin calls made on brokerage accounts held by Mr. Lavelle. On May 1, 2000, Mr. Lavelle repaid $15,330 of principal and $34,670 of interest. The notes, although due on demand, were issued with original due dates in 2001. The notes were extended by a vote of the Compensation Committee of the Board of Directors on October 29, 2001 for three years to October 29, 2004. The interest rates on these notes remain unchanged at rates between 7.75% and 8.25%. Payment of the notes is accelerated if the Company's Common Stock reaches certain sustained target levels.

On September 8, 1999, the stockholders approved the Cotelligent, Inc. 1999 Leveraged Stock Purchase Plan (the "LSPP") which authorizes the purchase of shares of Common Stock by eligible employees who are selected by the Compensation Committee of the Board to participate in the LSPP on terms and conditions determined by the Compensation Committee. Since the LSPP's inception through March 31, 2000, Mr. Lavelle has been issued 750,000 shares of Common Stock and Mr. Jackson has been issued 736,842 shares of Common Stock. Shares issued under the LSPP resulted in notes receivable from Mr. Lavelle for $2,671,875 at 5.93% interest, and from Mr. Jackson for $2,625,000 at 5.93%
interest. The total principal amount of the notes remains outstanding. The notes
(1) are secured by the pledge of Common Stock issued; (2) are full recourse as to the employee, except that in the case of death, disability, termination by the Company without cause or a change of control of the Company, recourse against the employees is limited to the pledged stock; and (3) have a term of five years from date of issuance, provided that if the stock is sold, the loan shall be prepaid, and if the stock is not sold, the loan may not be prepaid. The Common Stock issued under the LSPP is restricted from sale in the open market for a period of two years from the date of issuance, provided, however, that in the case of death, disability, termination by the Company without cause or change of control of the Company, the Common Stock may be sold and the proceeds used to repay the loan.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California on the 30th day of April, 2002.


                                      COTELLIGENT, INC.

                                       By:  /s/ James R. Lavelle
                                            -------------------------
                                            James R. Lavelle
                                            Chief Executive Officer