Form 10-K/A
period 2001-12-31
COTELLIGENT INC
filed 2002-05-07
CIK 1004963

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K/A
                                (Amendment No. 2)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                    PART III

Item 11 of the Form 10-K filed by the Company on April 30, 2002 is hereby amended as follows:

Item 11 - Executive Compensation.

Stock Option Grants Table

The following table sets forth, as to the executive officers named in the Summary Compensation Table, information related to the grant of stock options pursuant to the Company's 1998 Long-Term Incentive Plan during the fiscal year ended December 31, 2001.

           OPTIONS GRANTED IN THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                                             Individual Grants
                       ------------------------------------------------------------------------------------------------
                          Number of         Percentage of Total        Exercise or Base     Potential Realizable Value
                          Securities         Options Granted to         Price Per Share     At Assumed Annual Rates of
                          Underlying      Employees in the fiscal        ($/Share)(1)      Stock Price Appreciation For
      Name              Options Granted   year ended December 31, 2001                            Option Term ($) (2)
-----------------------------------------------------------------------------------------------------------------------
                                                                                                  5%            10%
                                                                                               ----------------------
James R. Lavelle            400,000(3)             7.8%                      $0.25             62,889        159,374
Daniel E. Jackson           250,000(4)             4.9%                      $0.25             39,306         99,609
Curtis J. Parker             47,500(5)             0.9%                      $0.25              7,468         18,926
Curtis J. Parker                10,000             0.2%                      $0.88              5,534         14,025
Curtis J. Parker                17,500             0.3%                      $0.81              8,915         22,591
Curtis J. Parker               200,000             3.9%                      $0.17             21,382         54,187

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

(3) Represents options issued under the Company's stock option exchange program initiated in March 2001 to replace a corresponding number of options cancelled under such program with exercise prices ranging from $12.75 to $19.00 per share.

(4) Represents options issued under the Company's stock option exchange program initiated in March 2001 to replace a corresponding number of options cancelled under such program with exercise prices ranging from $12.75 to $19.00 per share.

(5) Represents options issued under the Company's stock option exchange program initiated in March 2001 to replace a corresponding number of options cancelled under such program with exercise prices ranging from $9.00 to $20.75 per share.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California on the 7th day of May, 2002.

                                          COTELLIGENT, INC.

                                      By:      /s/ James R. Lavelle
                                          -----------------------------
                                            James R. Lavelle
                                            Chief Executive Officer