Form 10-Q
period 2002-03-31
COTELLIGENT INC
filed 2002-05-15
CIK 1004963

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 ____________

                                   FORM 10-Q

          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For The Quarterly Period Ended March 31, 2002

          [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period from _____ to ____

                                 ____________

                         Commission File Number 0-27412

                               COTELLIGENT, INC.

               Delaware                                        94-3173918
       (State of incorporation)                                (I.R.S. ID)

       44 Montgomery Street, Suite 4050  San Francisco, California 94104

                                 (415) 439-6400


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

Yes      X              No ___________
     ----------


   At May 10, 2002, there were 14,900,891 shares of common stock outstanding.

================================================================================

                               COTELLIGENT, INC.

                                   FORM 10-Q

                 For the Quarterly Period Ended March 31, 2002


                                     INDEX


Part I - Financial Information

Item 1. Financial Statements                                                               Page
                                                                                           ----

Cotelligent, Inc.
     Consolidated Balance Sheets at March 31, 2002 and December 31, 2001                    3

     Consolidated Statements of Operations for the Three Months Ended March 31, 2002        4

     Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002        5

     Notes to Consolidated Financial Statements                                             6


Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations                                                                       9

Item 3. Quantitative and Qualitative Disclosures About Market Risk                         11

                          Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K                                                   12

Signature                                                                                  13

Item 1.  Financial Statements

                      COTELLIGENT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)
                                  (Unaudited)

                                                                             March 31,               December 31,
                                                                                2002                    2001
                                                                           -------------           ----------------
                              ASSETS
Current assets:
    Cash and cash equivalents........................................       $      23,110            $    18,778
   Refundable income taxes...........................................                 225                  7,008
    Accounts receivable, including unbilled accounts of $992
           And $1,627 and net of allowance for doubtful accounts
           of $1,668 and $1,566, respectively........................               2,937                  4,660
    Deferred tax assets..............................................               7,413                     13
    Notes receivable from officers and stockholder...................               1,860                  1,829
    Current portion of note receivable from acquirer of
           Discontinued operation....................................                 642                    525
    Prepaid expenses and other current assets........................                 960                  1,022
                                                                           --------------           ------------
        Total current assets.........................................              37,147                 33,835
Capitalized software costs, net......................................                 827                    862
Property and equipment, net..........................................               3,036                  3,430
Note receivable from acquirer of discontinued operation..............               3,352                  3,508
Equity investment in alliance partner................................               1,871                  1,860
Other assets.........................................................                 110                    157
                                                                           --------------           ------------
        Total assets.................................................       $      46,343            $    43,652
                                                                           ==============           ============

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt.............................       $         252            $       350
    Accounts payable.................................................               1,084                  1,535
    Accrued compensation and related payroll liabilities.............               1,930                  2,217
    Obligations related to acquired/sold businesses..................               3,085                  3,170
    Restructuring liabilities........................................               1,042                  1,334
    Other accrued liabilities........................................               2,259                  2,842
                                                                           --------------           ------------
        Total current liabilities....................................               9,652                 11,448
Long-term debt.......................................................                 508                    538
Deferred tax liabilities.............................................                  13                     13
Income tax reserves..................................................               2,368                  2,618
                                                                           --------------           ------------
        Total liabilities............................................              12,541                 14,617
                                                                           --------------           ------------

Stockholders' equity:

    Preferred Stock, $0.01 par value; 500,000 shares authorized,
      no shares issued or outstanding................................                   -                      -
    Common Stock, $0.01 par value; 100,000,000 shares Respectively authorized, 15,545,491 and 15,514,757 shares
      issued, respectively...........................................                 155                    155
    Additional paid-in capital.......................................              86,891                 86,888
    Notes receivable from stockholders...............................              (6,193)                (6,193)
    Retained deficit.................................................             (46,551)               (51,315)
    Treasury Stock...................................................                (500)                  (500)
                                                                           --------------           ------------
        Total stockholders' equity...................................              33,802                 29,035
                                                                           --------------           ------------
        Total liabilities and stockholders' equity...................       $      46,343            $    43,652
                                                                           ==============           ============

  The accompanying notes are an integral part of these consolidated financial statements.

                       COTELLIGENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except share data)
                                  (Unaudited)

                                                                                    Three Months Ended March 31,
                                                                                  --------------------------------
                                                                                         2002              2001
                                                                                  --------------------------------
Revenues......................................................................         $  5,784         $     16,596
Cost of services..............................................................            3,803               11,856
                                                                                  -------------         ------------
        Gross profit..........................................................            1,981                4,740
Research and development costs................................................              219                    -
Selling, general and administrative expenses..................................            4,174                8,859
Depreciation and amortization of goodwill.....................................              400                  676
                                                                                  -------------         ------------
Operating loss................................................................           (2,812)              (4,795)
Other income (expense):
   Interest expense...........................................................              (21)                  (1)
   Interest income............................................................              186                  485
   Other......................................................................               11                   46
                                                                                  -------------         ------------
     Total other income (expense).............................................              176                  530
                                                                                  -------------         ------------
     Loss from continuing operations before income taxes......................           (2,636)              (4,265)
     Income tax benefit.......................................................            7,400                    -
                                                                                  -------------         ------------
Income (loss) from continuing operations......................................            4,764               (4,265)
Loss from discontinued operations net of income taxes Of $0...................                -                   (6)
                                                                                  -------------         ------------
   Net income (loss)..........................................................    $       4,764         $     (4,271)
                                                                                  =============         ============
Earnings (loss) per share:
 Basic........................................................................    $        0.32         $      (0.28)
                                                                                  =============         ============
 Diluted......................................................................    $        0.31         $      (0.28)
                                                                                  =============         ============
Weighted average number of shares outstanding
  Basic                                                                              14,890,646           15,349,060
  Diluted                                                                            15,556,747           15,349,060

 The accompanying notes are an integral part of these consolidated financial statements.

                      COTELLIGENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)


                                                                                           Three Months Ended March 31,
                                                                                         --------------------------------
                                                                                            2002                  2001
                                                                                         ----------            ----------
Cash flows from operating activities:
     Net income (loss).....................................................              $    4,764            $   (4,271)
     Adjustments to reconcile net income (loss) to net cash provided by
         (used in) operating activities:
                Operating (income) loss from discontinued operations.......                       -                     6
                Equity (income) loss from investments......................                     (11)                  (39)
                Depreciation and amortization..............................                     435                   676
                Deferred income taxes, net.................................                  (7,400)                    -
                Provision for doubtful accounts............................                      75                   676
                Changes in current assets and liabilities:
                      Accounts receivable, net.............................                   1,648                 5,896
                      Prepaid expenses and other current assets............                      31                  (446)
                      Accounts payable and accrued expenses................                  (1,613)               (2,778)
                      Income taxes payable, refundable.....................                   6,533                     1
                Changes in other assets....................................                      47                     -
                                                                                         ----------            ----------
    Cash provided by (used for) operating activities.......................                   4,509                  (279)
Cash flows from investing activities:
     Payments received on note from acquirer of discontinued operations....                      39                     -
     Purchases of property and equipment...................................                      (6)                 (161)
                                                                                         ----------            ----------
     Cash provided by (used for) investing activities......................                      33                  (161)
Cash flows from financing activities:
     Payments on capital lease obligations.................................                       -                    15
     Payments on long-term debt............................................                    (128)                    -
     Net proceeds on issuance of stock.....................................                       3                   148
                                                                                         ----------            ----------
     Cash provided by (used for) financing activities......................                    (125)                  163
Cash flows from discontinued operations:
     Cash flow provided (used) by discontinued operations..................                     (85)                  377
                                                                                         ----------            ----------
Net increase in cash.......................................................                   4,332                   100
Cash at beginning of period................................................                  18,778                26,500
                                                                                         ----------            ----------
Cash at end of period......................................................              $   23,110            $   26,600
                                                                                         ==========            ==========
Supplemental disclosures of cash flow information:
     Interest paid.........................................................              $       21            $        1
     Income taxes paid (refunded)..........................................              $   (6,533)           $       20

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

Note 2 - Summary of Significant Accounting Policies
The accompanying interim financial statements do not include all disclosures included in the financial statements in Cotelligent's Annual Report on Form 10-K for the year ended December 31, 2001 ("Form 10-K"), and therefore these financial statements should be read in conjunction with the financial statements included in Cotelligent's Form 10-K.

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

Note 3 - Changes in Stockholders' Equity


                                                                          Notes
                                     Common Stock       Additional     Receivable                     Treasury Stock      Total
                                  ------------------     Paid-In          From          Retained     ---------------   Stockholders'
                                    Shares    Amount     Capital      Stockholders      Deficit      Shares   Amount      Equity
                                  ------------------   -----------   --------------    ----------  ------------------- -------------
Balance at December 31, 2001..    15,514,757    $155       $86,888         $(6,193)     $(51,315)    644,600   $(500)    $29,035
Issuance of Common Stock......        30,734       -             3               -             -                               3
Net income....................             -       -             -               -         4,764                           4,764
                                  ------------------   -----------   --------------    ----------  ------------------- -------------
Balance at March 31, 2002.....    15,545,491    $155       $86,891         $(6,193)     $(46,551)    644,600   $(500)    $33,802
                                  ==================================================================================================

                       COTELLIGENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollar amounts in thousands)
                                  (Unaudited)

Note 4 - Discontinued Operations
The following financial data reflects a summary of operating results for the Company's discontinued operations for the three months ended March 31, 2001.

Summary of Operating Results of Discontinued Operations:

                                                        Three Months Ended
                                                          March 31, 2001
                                                       --------------------
Revenues..........................................             $  1,858
Cost of services..................................                1,453
                                                       --------------------
      Gross profit................................                  405
Selling, general and administrative expenses......                  411
Depreciation and amortization of goodwill.........                    -
                                                       --------------------
       Operating loss ............................                   (6)
                                                       --------------------
Other expense.....................................                    -
                                                       --------------------
Operating loss before provision for taxes.........                   (6)
Provision for income taxes........................                    -
                                                       --------------------
Operating loss from discontinued operations.......             $     (6)
                                                       ====================


On June 30, 2000, the Company sold the majority of its IT staff augmentation business and on July 14, 2000 and October 31, 2000 sold other components of the IT staff augmentation business. During the quarter ended March 31, 2001, the Company held one remaining component in discontinued operations. During the fourth quarter of fiscal 2001, the Company abandoned its plan to divest of this operation and consequently closed this business. Subsequent to the closure of this business, the Company continued to service any residual client contracts and has classified the financial results related to these contracts in continuing operations.

Note 5 - Earnings (loss) Per Share
Earnings (loss) per share were as follows:

                                                                  For the Three Months Ended March 31, 2002
                                                      ----------------------------------------------------------------
                                                                                                           Per Share
                                                           Income (Loss)               Shares                Amount
                                                      ---------------------      -----------------      --------------
Basic earnings (loss) per share-
Income from continuing operations..................                   4,764             14,890,646               $0.32
Income from discontinued operations................                       -             14,890,646                   -
                                                      ---------------------      -----------------      --------------
Net income available to common stockholders........                   4,764             14,890,646               $0.32
Diluted earnings (loss) per share-
Income from continuing operations..................                   4,764             15,556,747               $0.31
Income from discontinued operations................                       -             15,556,747                   -
                                                      ---------------------      -----------------      --------------
Net income available to common stockholders........                   4,764             15,556,747               $0.31

Share amounts used in the diluted earnings per share calculation reflect the effect of options issued to directors and employees.

                                                                    For the Three Months Ended March 31, 2001
                                                      -------------------------------------------------------------------
                                                             Income (Loss)                Shares               Per Share
                                                                                                                Amount
                                                      ------------------------      -----------------      --------------
Basic and diluted earnings (loss) per share-
Loss from continuing operations...................                    $(4,265)             15,349,060              $(0.28)
Loss from discontinued operations.................                         (6)             15,349,060                   -
                                                      ------------------------      -----------------      --------------
Net loss available to common stockholders.........                    $(4,271)             15,349,060              $(0.28)

                       COTELLIGENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollar amounts in thousands)
                                  (Unaudited)

The effect of options issued to directors and employees has not been considered in the diluted earnings per share calculation due to the loss position of the Company's continuing operations for the quarter ended March 31, 2001. As such, there is no difference between the basic and diluted loss per share calculation for the quarter.

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

The following summarizes the activity and balances in each restructuring program for the three months ended March 31, 2002:

                                              June 1999                 December 2000              September 2001
                                        Restructuring Program       Restructuring Program       Restructuring Program       Total
                                       -----------------------     ----------------------    ------------------------      --------
                                                    Facilities                  Facilities                  Facilities
                                       Severance      Closure      Severance     Closure      Severance       Closure
                                     ------------  ------------   -----------  ------------  -----------  ------------
Balance at December 31, 2001......     $       -          $143     $       -          $209    $      25          $ 957      $1,334
Spending and adjustments..........             -           (26)            -            23          (25)          (264)       (292)
                                     ------------  ------------   -----------  ------------  -----------  ------------     -------
Balance at March 31, 2002.........     $       -          $117     $       -          $232    $      -           $ 693      $1,042
                                     ============  ============   ===========  ============  ===========  ============     =======

Note 7 - Income Taxes
On March 9, 2002, Congress approved the Job Creation and Worker Assistance Act of 2002 (the Act) allowing net operating losses for the Company's fiscal tax year ending March 31, 2002 to be carried back five years. In accordance with SFAS No. 109, the effect of this change in tax law was reflected in the March 31, 2002 financial statements as changes in tax law must be reflected in the period of enactment. Consequently, the Company recorded a $7,400 tax benefit during the quarter ended March 31, 2002, which reflects the release of a valuation allowance against a deferred tax asset previously written down to zero due to the uncertainty of its realization. The Company intends to apply for a refund of taxes estimated to be $7,400, which it expects to receive late in 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for statements of historical fact contained herein, any statements contained in this report may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements.
All such forward-looking statements are based upon current expectations that involve risks and uncertainties. Cotelligent's actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed under "Risk Factors" in Cotelligent's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, other filings made with the Securities and Exchange Commission and Cotelligent's press release announcing earnings for the quarter ended March 31, 2002, which was issued on April 30, 2002. The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information set forth in our financial statements and the notes thereto included elsewhere in this filing. All forward-looking statements included in this report are based upon information available to Cotelligent as of the date thereof, and Cotelligent assumes no obligation to update any of such forward-looking statements.

                                   OVERVIEW

Cotelligent provides IT consulting and maintenance, support and hosting on software products its licenses. These activities are provided under time and materials billing arrangements or on a fixed-fee basis. For time and materials billing arrangements, revenues are recorded as work is performed. Revenues are directly related to the total number of hours billed to clients and the associated hourly billing rates. Hourly billing rates are established for each service provided and are a function of the type of work performed and the related skill level of the consultant. For fixed-fee arrangements, work is performed in line with established deliverables and revenue is calculated on a percentage of completion basis. In addition, the Company has developed complete mobile workforce management solutions for industries that have medium to large transient sales, filed or delivery personnel. A component of these solutions may be software that has been developed by the Company. Revenues associated with software licensing, related maintenance and consulting services are recognized once a contract is signed, delivery has been made and collectibility is probable.

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

                       CONSOLIDATED RESULTS OF OPERATIONS
                                 (In Thousands)

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Revenues
Revenues decreased $10,812, or 65%, to $5,784 in the three months ended March 31, 2002 from $16,596 in the three months ended March 31, 2001. The decrease was due to a general reduction in demand for its services due to softening in the market coupled with a shift away from general IT consulting services towards offering mobile workforce management and Web services solutions.

Gross Profit
Gross profit decreased $2,759, or 58%, to $1,981 in the three months ended March 31, 2002 from $4,740 in the three months ended March 31, 2001. The decrease was due to lower revenues following a general reduction in demand for its services due to softening in the market coupled with a shift away from general IT consulting services towards offering mobile workforce management and Web services solutions. The gross profit margin increased to 34% from 29%, due to better pricing and a mix shift to higher margin projects, caused in part by the end of some long-term, lower margin, legacy system development engagements.

Research and Development Costs
Research and development costs were $219 for the three months ended March 31, 2002. During the three months ended March 31, 2002, the Company created a dedicated team of people solely focused on research and development activities associated with mobile workforce management and Web services solutions.

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $4,685, or 53%, to $4,174 in the three months ended March 31, 2002 from $8,859 in the three months ended March 31, 2001. The decrease was primarily due to reductions in operating staff and associated spending in order to streamline operations in line with revenues.

Depreciation and Amortization
Depreciation and amortization decreased $276, or 41%, to $400 in the three months ended March 31, 2002 from $676 in the three months ended March 31, 2001. The decrease was due to the write-off of assets in connection with a restructuring charge in the prior year together with a number of assets becoming fully depreciated towards the end of 2001, resulting in less depreciation going forward.

Other Income (Expense)
Other income (expense) primarily consists of interest income. Interest income was $186 for the three months ended March 31, 2002 compared to interest income of $485 for the three months ended March 31, 2001. The decrease in interest income was due to lower cash and cash equivalents on hand during the three months ended March 31, 2002 and lower interest rates available on cash equivalents.

Income Tax Benefit
The income tax benefit of $7,400 for the quarter ended March 31, 2002 was the result of the Job Creation and Worker Assistance Act of 2002, approved by Congress on March 9, 2002, allowing net operating losses for the Company's fiscal tax year ending March 31, 2002 to be carried back five years. In accordance with SFAS No. 109, the effect of this change in tax law was reflected in the March 31, 2002 financial statements as changes in tax law must be reflected in the period of enactment. The Company did not record an income tax benefit for the three months ended March 31, 2001 due to the uncertainty of its realization at the time.

Loss from Discontinued Operations
Discontinued operations is comprised of the Company's IT staff augmentation business. During the quarter ended March 31, 2001, the Company held one remaining component in discontinued operations which resulted in a loss from discontinued operations of $6. During the fourth quarter of fiscal 2001, the Company abandoned its plan to divest of this operation and consequently closed this business. Subsequent to the closure of this business, the Company continued to service any residual client contracts and has classified the financial results related to these contracts in continuing operations.

                        LIQUIDITY AND CAPITAL RESOURCES


The Company has financed itself principally through cash flows from operations, periodic borrowing under its credit facilities, net proceeds from its public offerings and net proceeds from the sale of its IT staff augmentation business.

The Company previously maintained a credit facility with a consortium of banks under which it borrowed to fund working capital needs. On June 30, 2000, the Company used a portion of the cash proceeds from the sale of its IT staff augmentation business to pay off all obligations under the credit facility and to pay existing earn-out obligations to sellers of an acquired business. Upon settlement of all obligations under the credit facility, the credit facility was terminated. Since June 30, 2000, the Company has not maintained a credit facility.

Cash provided by operating activities was $4,509 for the three months ended March 31, 2002 and the average cash balance during the quarter was $20,994. The Company's primary sources of liquidity for the Company going forward include the collection of accounts receivable and refundable federal and state income taxes resulting from the carry-back of net operating losses. In addition, the Company continues to utilize the cash proceeds generated from the sales of its IT staff augmentation businesses. Total receivables were 46 days of quarterly revenues at March 31, 2002 and 56 days at December 31, 2001. In the first quarter of 2002, Congress approved the Job Creation and Worker Assistance Act of 2002, allowing fiscal tax year end March 31, 2002 net operating losses to be carried back five years. The effect of this change in tax law is expected to result in the Company's ability to receive additional tax refunds estimated at $7,400.
The Company intends to apply for these additional tax refunds and expects to receive an estimated $7,400 refund late in 2002. Shortly after December 31, 2001, the Company completed a detailed forecast of the Company's operations that includes a plan to achieve a positive cash flow and return to profitability prior to December 31, 2002. Based on this forecast and the Company's operations through March 2002, management believes that the remaining cash on hand will provide adequate cash to fund its anticipated cash working capital needs at least through next year.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Cotelligent has invested its existing cash in highly liquid money market accounts and does not use derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions. Accordingly, the Company believes that it is not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. Cotelligent's policy is to invest its cash in a manner that provides Cotelligent with the appropriate level of liquidity to enable it to meet its current obligations, primarily accounts payable, capital expenditures and payroll, recognizing that it does not currently have outside bank funding available.

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             None.

         (b) Reports on Form 8-K

             None

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     COTELLIGENT, INC.




Date: May 14, 2002                   /s/ Curtis J. Parker
      ------------                   ---------------------
                                     Curtis J. Parker
                                     Executive Vice President,
                                     Chief Financial Officer and Treasurer