Form 10-K/A
period 2001-12-31
COTELLIGENT INC
filed 2002-12-09
CIK 1004963

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-K/A
                                (Amendment No. 3)

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For The Fiscal Year Ended December 31, 2001

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period from _____ to ____

                             ----------------------

                         Commission File Number 0-27412

                                COTELLIGENT, INC.

          Delaware                                          94-3173918
  (State of incorporation)                                  (I.R.S.ID)

                     100 Theory, Suite 200, Irvine, CA 92612
                                 (949) 823-1600

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock ($.01 par value)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

================================================================================

                                Explanatory Note

On March 29, 2002, Cotelligent, Inc. ("the Company") filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

On April 30, 2002, the Company filed Amendment No.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001 to include information related to Items 10, 11, 12 and 13, expected to be incorporated by reference in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders.

On May 7, 2002, the Company filed Amendment No. 2 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2001 to include additional information related to Item 11 pursuant to the Company's 1998 Long-Term Incentive Plan during fiscal year ended December 31, 2001 for officers named in the summary information table.

This Amendment No. 3 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001 is being filed in order to:

..    Restate our consolidated financial statements for the fiscal periods ended
     December 31, 2001 and 2000, as more fully described in Note 2 to our consolidated financial statements included in Item 8;

..    Include the report of KPMG LLP on our consolidated financial statements as of December 31, 2001 and 2000, and for the year ended December 31, 2001 and the nine months ended December 31, 2000; and

..    Restate Item 6 (Selected Financial Data), Item 7 (Management Discussion and
     Analysis of Financial Condition and Results of Operations) and Item 14 (Exhibits, Financial Statement Schedules, and Reports on Form 8-K).

In order to preserve the nature and character of the disclosures set forth in such Items as originally filed, this report speaks as of the date of the original filing, and we have not updated the disclosures in this report to speak as of a later date. While this report primarily relates to the historical periods covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing. All information contained in this Amendment No. 3 is subject to updating and supplementing as provided in our reports filed with the Securities and Exchange Commission subsequent to the date of the original filing of the Annual Report on Form 10-K.

                                COTELLIGENT, INC.

                                   FORM 10-K A

                   For The Fiscal Year Ended December 31, 2001

                                      INDEX

Part I

Item 1.       Business .....................................................................................   5

Item 2.       Properties ...................................................................................  16

Item 3.       Legal Proceedings ............................................................................  16

Item 4.       Submission of Matters to a Vote of Security Holders ..........................................  16

Part II

Item 5.       Market for the Registrant's Common Stock and Related Stockholder Matters .....................  17

Item 6.       Selected Financial Data ......................................................................  17

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations ........  19

Item 8.       Financial Statements and Supplementary Data ..................................................  27

Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure .........  60

Part III

Item 10.      Directors and Executive Officers of the Registrant ...........................................  61

Item 11.      Executive Compensation .......................................................................  62

Item 12.      Security Ownership of Certain Beneficial Owners and Management ...............................  63

Item 13.      Certain Relationships and Related Transactions ...............................................  64

Part IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K .............................  67

              Signatures ...................................................................................  69

PART I

Item 1.  Business

Company Overview
--------------------------------------------------------------------------------
Cotelligent provides complete business solutions, specializing in mobile business and Web services solutions, to extend information technology ("IT") beyond the desktop all the way to the mobile enterprise. Our mobility business solutions keep mobile workforces connected to their companies' business applications. Our Web services solutions keep our clients' customers, vendors, partners and employees connected via the Internet to a variety of information residing in our clients' information technology infrastructures. We also provide maintenance and support on software products licensed to our clients in connection with solutions we develop.

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

Strategy

Cotelligent's strategy is comprised of the following components:

         Build Systems Using Advanced Technology Empowering the Mobile Workforce
--------------------------------------------------------------------------------
IDC, a technology market research company, predicts that the Mobile Enterprise Applications ("MEA") market will be a $150 billion industry by 2003. Cotelligent's strategy is to take advantage of this market opportunity by leveraging its core competencies in enterprise software, eBusiness and systems integration, and help our clients take advantage of advances in mobile and Web services technologies. To that end, we have already accumulated a strong base of client experience in moving information seamlessly from back-end "connected" application systems to front-end "semi-connected" and "disconnected" field force and customer relations applications using our own FastTrack(TM) and JASware(TM) solutions and application hosting services. Cotelligent has over ten years of experience in this market. Our strategy is to use our reputation and record of success in this area to gain a significant competitive position in the emerging market aimed at empowering the mobile workforce.

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

                                                                    Partnerships
--------------------------------------------------------------------------------
To successfully execute our business strategy, Cotelligent has determined that we must be able to offer complete business solutions to our clients. We believe that in the increasingly interconnected world, key alliances are important. We leverage the resources and depth that come from having strategic partnerships with the companies that complement our capabilities. Our partners include Symbol Technologies, IBM, Microsoft, SAP, Computer Associates, PeopleSoft, Cognos and White Horse Interactive.

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

                                                                 Differentiation
--------------------------------------------------------------------------------
We intend to differentiate ourselves from our competitors in the following ways:

Invest in partnerships
Strong partnerships will help us to further develop and execute our business strategy:

     . Using partner products and technologies to compliment ours improves "time to market" for Cotelligent solutions.
     . Partners integrating JASware(TM) and/or FastTrack(TM) into their offerings broaden revenue opportunities through channels.
     . Cotelligent is able to improve gross and operating margins through reduced costs of sales and solution delivery.

Invest in technology
Cotelligent's ability to be competitive in mobility and Web services solutions require us to make investments in technology. These investments will ensure that our software solutions continue to advance our clients' capabilities and, at the same time, keep Cotelligent competitive in the market.

Leverage reputation and expertise in enterprise software and systems integration Cotelligent's reputation for providing outstanding systems implementation and integration services is key to our ability to ensure that new, more advanced Cotelligent solutions are properly integrated across our clients' information technology infrastructure.

Stress optimization in our marketing messages
Our marketing messages will increasingly focus on how Cotelligent solutions optimize business activities from end-to-end. We will demonstrate this by employing return on investment ("ROI") analysis and specific factors residing in each Cotelligent target market.

Solutions
--------------------------------------------------------------------------------
Capitalizing on our experience in specific industries allows us to support targeted companies seeking improvements in operational efficiencies and marketplace performance ("optimization") using eBusiness, mBusiness and Web services technology. The integration of our portfolio of products, services and applications into specific industry areas combine to create:

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

Below is a description of each of these areas:

                                                            Enterprise Solutions
--------------------------------------------------------------------------------
Our experience in this field distinguishes us from our competitors by giving us expertise to offer our clients a reliable and scalable framework for managing and moving business data across a variety of platforms. We integrate client systems across their organizations, build better customer relationships, improve back-office efficiencies, share knowledge and generally ensure that software applications in their eBusiness and mBusiness environments work together in form and function within their enterprise.

                                                             eBusiness Solutions
--------------------------------------------------------------------------------
This portion of our business is built from our experience and expertise in many facets of eBusiness application design and creation. We can facilitate the development and execution of a viable plan that integrates the Internet into new and/or existing business processes, systems and cultures.

                                                          Web Services Solutions
--------------------------------------------------------------------------------
We are a leader in the technologies most popular in the development and deployment of Web services - most notably, IBM WebSphere(R) and Microsoft(R) ..NET. As a new breed of pervasive applications, these Web services and Cotelligent's highly skilled team help our clients promote the publication, location and promotion of never before possible IT services to anyone with an Internet connection.

                                                mBusiness and Mobility Solutions
--------------------------------------------------------------------------------
This field continues to gain significant momentum from our knowledge and expertise in wireless data applications. We are enhancing our portfolio of mBusiness solutions through in-house development of our JASware(TM) middleware and FastTrack(TM) framework. We continue to form strategic alliances with key hardware and application development providers to strengthen our solution offerings and capabilities.

Value Proposition
--------------------------------------------------------------------------------
We promote the following advantages when differentiating our solutions from those of our competitors:

Our track record is verifiable: We apply expertise in complex environments to deliver solutions on time and within budget.

Our solutions are designed for our clients' industries: We focus on our clients' needs to achieve their potential.

Our business experts combine technical experience with vertical industry expertise: We combine high levels of expertise in both Microsoft-based and open systems environment with over 26 years of experience in vertical industry markets.

Our framework approach shortens development life cycle: We reduce risk and development time by using proven components and methodologies.

Our partnerships are carefully managed: We choose and monitor these relationships in a way that ensures each delivers application and industry solutions that best fit our clients' business needs.

Our approach is to help our clients achieve self-sufficiency: We are dedicated to knowledge transfer and remain accessible as our clients' businesses evolve.

Services
--------------------------------------------------------------------------------
The integrated set of services we provide to our clients include:

                                                Strategic IT Consulting Services
--------------------------------------------------------------------------------
Analysis of business organization and processes. After reviewing the technology landscape to determine strengths and weaknesses inherent in our clients' current environment, we provide recommendations that address their infrastructure to hardware needs. This assessment includes defining, analyzing, reviewing and affirming functional and non-functional requirements. We make our clients more competitive in the markets in which they do business by focusing on their business strategy and process, technology and personnel transformation.

            Enterprise Resource Planning and Implementation/integration Services
--------------------------------------------------------------------------------
Implementation, integration and optimization of Enterprise Resource Planning applications, including customization and configuration. We optimize manufacturing, order entry, accounting, purchasing, warehousing, transportation and human resource systems to make businesses more responsive and more profitable.

                                                         Application Development
--------------------------------------------------------------------------------
Custom application development
Development of open system or Microsoft architectured business applications. In the Web environment, these include eBusiness, ePortal and Web services solutions.

Industry application framework solutions
Development of industry-specific and company-specific components layered onto the FastTrack(TM) application framework, which includes communication and mobile workforce management capabilities. The framework approach begins with a core application of base functionality that is faster and less risky to complete compared with a fully customized application.

                                        Mobile Middleware Products (JASware(TM))
--------------------------------------------------------------------------------
Management of the synchronization and flow of information between a variety of devices and/or host systems (all in the same system of enterprise) in a wired or unwired environment. Our middleware product mobilizes enterprise systems while managing assets on the move.

                                       Hardware and Software Products (Partners)
--------------------------------------------------------------------------------
Partners' products, services and applications that complement and extend our products, services and applications to create a more complete end-to-end business solution.

                     Application Hosting and Vertical Solution Provider Services
--------------------------------------------------------------------------------

Our Pervasive Data Center provides a suitable environment for the hosting and operational support of Sales Force Automation, Field Force Automation, mobility and eBusiness applications. Support is available 24 hours a day, 7 days a week, to monitor and manage the accessibility and functionality of these applications.

                                                         Remote Support Services
--------------------------------------------------------------------------------
Staging, configuration, distribution and asset management services assist clients with deployment of new mobile solutions. On-going help desk services are available to support users around the clock.

                                                Education and eLearning Services
--------------------------------------------------------------------------------
Education services offer our clients a variety of products and solutions that can be bundled to meet any business's education and training needs, whether it is training end users on a new field force application or training the trainers.

                                                 Specialized Consulting Services
--------------------------------------------------------------------------------
Our technological professionals provide the necessary skills to assist our clients in the completion of their internal development projects or ongoing operational needs.

Market Conditions
--------------------------------------------------------------------------------
A study by Gartner Group, a market research company, shows that in North America, the largest 20 IT professional services providers, which are referred to as Tier 1 providers, account for approximately 30 percent of the entire market. By default, about 70 percent of the North American market demand is satisfied by smaller, or Tier 2, IT professional services providers. Tier 2 IT professional services providers are companies with less than $500 million in revenue per annum and deliver some or all the IT professional service lines. These service lines are combined with technology products (for example, software or hardware) to create an IT solution. Examples of IT solutions include Customer Relationship Management, Sales Force Automation, Field Force Automation, data warehousing, business intelligence, eCommerce, Enterprise Resource Planning, knowledge management and Supply Chain Management.

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

Marketing
--------------------------------------------------------------------------------
We initiated a number of important marketing initiatives during 2001. These marketing initiatives were focused on helping the Company transform its identity and build its brand in the markets in which it competes.

     . The launch of our revamped Web site to reflect the re-branding of Cotelligent, subsequent integration of new information, including our JASware(TM) mobile solutions and FastTrack(TM) offerings.
     . Brand building through all printed and online materials to support our offerings and positioning as a mobility solutions provider.
     . Brand building through tradeshow presence at partner, targeted vertical market and similar technology events.
     . By employing a PR firm, the Company generated numerous articles in industry publications and several speaking opportunities at industry events improving brand awareness.
     . Regular internal communications to employees of Cotelligent announcing events, client wins and successes to promote involvement and build culture.

We employ an integrated marketing approach that links planning and the launch of new solutions, products and service offerings with active marketing campaigns to support them. Our first step toward this was to organizationally link our Business Development and Marketing functions together.

Sales
--------------------------------------------------------------------------------
It is important to educate, orient and measure our sales force utilizing consistent benchmarking procedures. In 2001, we continued the development of numerous industry-specific sales kits (Client Engagement Guides, or "CEGs") for each of our target vertical markets. In addition, we have introduced solution-based CEGs that provide detailed information on how to effectively sell Cotelligent software solutions and services.

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

Competition
--------------------------------------------------------------------------------
In the emerging marketplace of mobility solutions, there are few standards established and a number of ways to extend the functionality of the enterprise IT system. Therefore, each competitor has determined the scope of the solution they provide and the components used to build them. Thus, Cotelligent has a large number of competitors in part determined by the industry and/or technology niche needed for the particular client's business. In other cases, the competitor is left over from the days of a more traditional IT consulting model.

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

Registrant Information
--------------------------------------------------------------------------------
Cotelligent was incorporated in February 1993 under the laws of the State of California as TSX, a California corporation. In November 1995, we changed our jurisdiction of incorporation to Delaware and our name to Cotelligent Group, Inc. In September 1998, we changed our name to Cotelligent, Inc. Unless the context otherwise requires, references to "Cotelligent," "Company," "we," "us" and "our" refer to Cotelligent, Inc., a Delaware corporation.

Our headquarters are located at 44 Montgomery St., Suite 4050, San Francisco, California 94104 and our telephone number is (415) 439-6400.

Employees
--------------------------------------------------------------------------------
At December 31, 2001 we had 275 employees, including a technical staff of approximately 165 IT professionals.

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

Item 2.  Properties

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

Item 3.  Legal Proceedings

We are, from time to time, a party to litigation arising in the normal course of our business. We are not presently subject to any material litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock. Since October 11, 2001 the Common Stock has been listed on the OTC Bulletin Board under the symbol "CGZT," prior to which it was listed on the NYSE under the symbol "CGZ".


                                                                Quarter End
        ----------------------------------------------------------------------------------
           Fiscal Year Ended Mar 31, 2000        June 30    Sept 30     Dec 31     Mar 31
        ----------------------------------------------------------------------------------
           Common stock price per share:
             High                                $ 15.31     $ 7.81     $ 6.94     $ 6.69
             Low                                    5.63       3.50       2.88       4.25
        ----------------------------------------------------------------------------------
           Nine Months Ended Dec 31, 2000        June 30    Sept 30     Dec 31     Mar 31
        ----------------------------------------------------------------------------------
           Common stock price per share:
             High                                 $ 7.25     $ 5.56     $ 3.44
             Low                                    3.75       3.06       0.63
        ----------------------------------------------------------------------------------
           Fiscal Year Ended Dec 31, 2001         Mar 31    June 30    Sept 30     Dec 31
        ----------------------------------------------------------------------------------
           Common stock price per share:
             High                                 $ 5.00     $ 0.95     $ 0.99     $ 0.32
             Low                                    0.58       0.40       0.12       0.10
        ----------------------------------------------------------------------------------
           Fiscal Year Ended Dec 31, 2002         Mar 31    June 30    Sept 30     Dec 31
        ----------------------------------------------------------------------------------
           Common stock price per share:
             High                                 $ 0.50
             Low                                    0.25

On March 28, 2002, the last reported sales price of the Common Stock, as reported on the OTC Bulletin Board, was $0.43 per share. On March 28, 2002, there were 784 stockholders of record of the Common Stock.

Item 6. Selected Financial Data

The Company historically operated on an April 1 to March 31 fiscal year. In July 2000, the Company announced a change in its fiscal year end to December 31 from March 31, resulting in a nine-month transition period from April 1, 2000 through December 31, 2000.

The selected financial data with respect to Cotelligent's consolidated statements of operations for the year ended December 31, 2001 and the nine months ended December 31, 2000 and with respect to the consolidated balance sheets as of December 31, 2001 and 2000 have been derived from Cotelligent's financial statements which have been audited by KPMG LLP.

The selected financial data with respect to Cotelligent's consolidated statements of operations for the years ended March 31, 1998, 1999 and 2000 and with respect to the consolidated balance sheets as of March 31, 1998, 1999 and 2000 have been derived from Cotelligent's financial statements which have been audited by Arthur Andersen LLP.

As discussed in Item 7 and Item 8 of this amended Annual Report on Form 10-K/A and in Note 2 of our consolidated financial statements, we have restated our previously audited consolidated statements for the fiscal year ended December 31, 2001 and the nine month transition period ended December 31, 2000. The effects of these restatements are reflected in this selected consolidated financial data. The following selected financial data should be read in conjunction with the financial statements, related notes and other financial information of the Company included elsewhere herein. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

                             SELECTED FINANCIAL DATA
                        (In thousands, except share data)

                                                                          Nine Months Ended
                                            Year Ended December 31,          December 31,              Year Ended March 31,
                                           ------------------------  -----------------------  ------------------------------------
                                              Restated    Restated     Restated
Statement of Operations Data (1)(2):            2001        2000         2000         1999        2000         1999         1998
                                           ------------ -----------  -----------  ----------  -----------  ----------- -----------
   Revenues .............................. $    45,447  $    93,342  $    66,042  $   78,264  $   105,564  $    88,739 $    59,202
   Cost of services ......................      31,976       63,496       44,759      51,258       69,995       55,730      39,303
                                           -----------  -----------  -----------  ----------  -----------  ----------- -----------
     Gross profit ........................      13,471       29,846       21,283      27,006       35,569       33,009      19,899
   Research and development costs ........         862            -            -           -            -            -           -
   Selling, general and administrative
     expenses ............................      32,332       53,577       41,238      32,787       45,126       27,479      21,273
   Impairment of long-lived assets .......       4,562       42,450       42,450           -            -            -           -
   Restructuring charge ..................       2,436        1,620        1,620           -            -            -           -
   Non-recurring transaction costs .......           -            -            -           -            -            -         214
                                           -----------  -----------  -----------  ----------  -----------  ----------- -----------
   Operating income (loss) ...............     (26,721)     (67,801)     (64,025)     (5,781)      (9,557)       5,530      (1,588)
   Other income (expense) ................         (73)      (2,642)      (1,360)     (2,474)      (3,756)         128        (684)
                                           -----------  -----------  -----------  ----------  -----------  ----------- -----------
   Income (loss) before provision for
     income taxes ........................     (26,794)     (70,443)     (65,385)     (8,255)     (13,313)       5,658      (2,272)
   Benefit (provision) for income taxes ..       3,455        9,447        7,677       2,890        4,660       (2,268)      1,201
                                           -----------  -----------  -----------  ----------  -----------  ----------- -----------
   Income (loss) from continuing
     operations ..........................     (23,339)     (60,996)     (57,708)     (5,365)      (8,653)       3,390      (1,071)
                                           -----------  -----------  -----------  ----------  -----------  ----------- -----------
   Operating income (loss) from
     discontinued operations, net of
     income taxes of $ -, $1,208, $ -,
     $6,587, $5,379, $7,951, $8,459 ......           -        2,244            -     (12,234)      (9,990)      11,926       7,502
   Gain (loss) on sale of discontinued
     operations, net of income taxes
     of $ -, $12,744, $12,744 ............        (190)      19,541       19,541           -            -            -           -
                                           -----------  -----------  -----------  ----------  -----------  ----------- -----------
   Income (loss) from discontinued
     operations ..........................        (190)      21,785       19,541     (12,234)      (9,990)      11,926       7,502
                                           -----------  -----------  -----------  ----------  -----------  ----------- -----------
   Net income (loss) ..................... $   (23,529) $   (39,211) $   (38,167) $  (17,599) $   (18,643) $    15,316 $     6,431
                                           ===========  ===========  ===========  ==========  ===========  =========== ===========
   Earnings per share
   Basic -
   Income (loss) from continuing
     operations .......................... $     (1.55) $     (4.02) $     (3.79) $    (0.38) $     (0.60) $      0.24 $     (0.09)
   Income (loss) from discontinued
     operations ..........................       (0.01)        1.44         1.28       (0.87)       (0.70)        0.85        0.65
   Net income (loss) ..................... $     (1.56) $     (2.58) $     (2.51) $    (1.25) $     (1.30) $      1.09 $      0.56
                                           ===========  ===========  ===========  ==========  ===========  =========== ===========
   Diluted -
   Income (loss) from continuing
     operations .......................... $     (1.55) $     (4.02) $     (3.79) $    (0.38) $     (0.60) $      0.24 $     (0.09)
   Income (loss) from discontinued
     operations ..........................       (0.01)        1.44         1.28       (0.87)       (0.70)        0.84        0.64
                                           ===========  ===========  ===========  ========== ============  =========== ===========
   Net income (loss) ..................... $     (1.56) $     (2.58) $     (2.51) $    (1.25) $     (1.30) $      1.08 $      0.55
                                           ===========  ===========  ===========  ========== ============  =========== ===========
   Weighted average number of
     shares outstanding
    Basic ................................  15,075,546   15,173,898   15,230,969  14,060,481   14,298,693   14,078,068  11,485,393
    Diluted ..............................  15,075,546   15,173,898   15,230,969  14,060,481   14,298,693   14,236,786  11,610,339

                                                 Restated
                                               December 31,                         March 31,
                                          ----------------------       -----------------------------------
                                             2001         2000           2000         1999         1998
                                          ---------    ---------       ---------    ---------    ---------
Balance Sheet Data:
   Working capital ....................    $ 26,197     $ 36,861       $  43,047    $  97,614    $  79,025
   Total assets .......................    $ 36,080     $ 65,805       $ 159,527    $ 158,374    $ 103,335
   Long-term debt .....................    $      -     $      -       $      52    $  28,191    $     171
   Stockholders' equity ...............    $ 24,964     $ 48,794       $  85,980    $ 107,833    $  90,339

(1) During fiscal 1998, the Company acquired four businesses accounted for under the pooling-of-interests method (the "Pooled Companies") and has restated its financial statements for all periods to present financial data as if Cotelligent and the Pooled Companies had always been members of the same operating group. In addition, during the fiscal years ended March 31, 1998, 1999 and 2000, the Company acquired ten businesses accounted for under the purchase method (the "Purchased Companies"). The consolidated financial statements include the operating results of the Purchased Companies subsequent to their respective acquisition dates. Prior to March 31, 2000, the Company entered into a plan to divest its IT staff augmentation business. Accordingly, the accompanying financial data have been prepared to present as discontinued operations the Company's IT staff augmentation business for all periods presented.
(2) On August 8, 2000, the Company contributed cash and its Philadelphia-based operation to a joint venture, bSmart.to LLC for 50% ownership. On December 6, 2000, the Company exercised its right to terminate the relationship under the joint venture agreement, and consequently, the net assets of the Philadelphia-based operation, including cash and another subsidiary of the joint venture, JAS Concepts, reverted back to the Company. Accordingly, during the period of August 8 through December 6, 2000, the Company's investment in the joint venture was accounted for on the equity method of accounting. Prior to August 8, 2000 and after December 6, 2000, the results of the Philadelphia-based operation were consolidated with the accounts of the Company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

On August 8, 2000, the Company contributed cash and its Philadelphia-based operation to a joint venture, bSmart.to LLC, for 50% ownership. On December 6, 2000, the Company exercised its right to terminate the relationship under the joint venture agreement, and consequently, the net assets of the Philadelphia-based operation, including cash and another subsidiary of the joint venture, JAS Concepts, reverted back to the Company. Accordingly, during the period of August 8 through December 6, 2000, the Company's investment in the joint venture was accounted for on the equity method of accounting. Prior to August 8, 2000 and after December 6, 2000, the results of the Philadelphia-based operation were consolidated with the accounts of the Company.

Cotelligent provides IT consulting and also provides maintenance, support and hosting on software products it licenses. The majority of the IT consulting services are provided under time and materials billing arrangements, and revenues are recorded as work is performed. Revenues are directly related to the total number of hours billed to clients and the associated hourly billing rates. Hourly billing rates are established for each service provided and are a function of the type of work performed and the related skill level of the consultant. Revenues pursuant to fixed-fee contracts are generally recognized as services are rendered on the percentage-of-completion method of accounting based on hours incurred to total estimated labor hours to complete. In addition, the Company has developed complete mobile workforce management solutions for industries that have medium to large transient sales, field or delivery personnel. A component of these solutions may be software that has been developed by the Company. Revenues associated with software licensing, related maintenance and consulting services are recognized once a contract is signed, delivery has been made and collectibility is probable.

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

Operating income can be adversely impacted by increased administrative staff compensation and expenses related to streamlining or expanding the Company's business, which may be incurred before revenues or economies of scale are generated from such investment. Solution development activities require a higher level of selling, general and administrative activities as well as investment in research and development activities.

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

Restatement
--------------------------------------------------------------------------------
As previously disclosed on July 10, 2002, we terminated Arthur Andersen LLP and engaged KPMG LLP as our independent public accountants. During the course of our quarterly review for the three months ended June 30, 2002, we determined that it was necessary to engage KPMG to re-audit our consolidated financial statements for the year ended December 31, 2001 and the nine month transition period ended December 31, 2000 because we identified potential errors in those previously reported consolidated financial statements. In the course of the re-audit, we concluded that certain errors in our consolidated financial statements needed to be corrected. Accordingly, the Company has restated the consolidated financial statements as of and for the fiscal year ended December 31, 2001 and the nine months ended December 31, 2000 and the notes thereto included in this amended Annual Report on Form 10-K/A. For additional information regarding the restatement, please refer to Note 2 to the consolidated financial statements included in Item 8.

Results of Operations (in thousands)
--------------------------------------------------------------------------------
For comparability purposes, the following discussion will make reference to comparisons between the year ended December 31, 2001 and the year ended December 31, 2000, and the nine-month periods ended December 31, 2000 and December 31, 1999. The Company believes that these comparisons are meaningful as they represent identical period-over-period comparisons.

Results for the year ended December 31, 2000, which have been restated, and the nine months ended December 31, 1999 are unaudited. The Company changed its year end to December 31 from March 31 and reported audited results for the nine month transition period ended December 31, 2000 in its Transition Report on Form 10-K.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000
(Unaudited)

                                                                        Revenues
--------------------------------------------------------------------------------
Revenues decreased during the year ended December 31, 2001 by $47,895, or 51%, to $45,447 from $93,342 in the year ended December 31, 2000. The decrease was due to a general reduction in demand for services due to softening in the market coupled with the Company's evolution from providing general IT consulting services towards offering mobile workforce management solutions.

                                                                    Gross Profit
--------------------------------------------------------------------------------
Gross profit decreased in the year ended December 31, 2001 by $16,375, or 55%, to $13,471 from $29,846 in the year ended December 31, 2000. The decrease was due to a general reduction in demand for services due to softening in the market coupled with the Company's evolution from providing general IT consulting services towards offering mobile workforce management solutions. Gross profit as a percentage of revenues decreased to 30% from 32% primarily due to lower utilization of salaried billable staff caused by a downturn in demand for services.

                                                  Research and Development Costs
--------------------------------------------------------------------------------
Research and development costs were $862 for the year ended December 31, 2001. During the year ended December 31, 2001, the Company created a dedicated team of people solely focused on research and development activities associated with mobile workforce management and Web services solutions.

                                    Selling, General and Administrative Expenses
--------------------------------------------------------------------------------
Selling, general and administrative expenses decreased in the year ended December 31, 2001 by $21,245, or 40%, to $32,332 from $53,577 in the year ended
December 31, 2000. The decrease was primarily due to the closure of three operating locations in the latter part of 2000, reductions in operating staff following the divestiture of the majority of the IT staff augmentation business, as well as the effects of other reductions in staff to streamline operations in line with revenue, a decrease in the provision for doubtful accounts receivable (which in the year ended December 31, 2000 primarily related to dot.com customers where venture capital funding had not materialized), valuation allowance established for notes receivable from officers of the Company in 2000. Selling, general and administrative expenses as a percent of revenues were 71% for the year ended December 31, 2001 compared to 57% for the same period of the prior year. Although the Company has streamlined operations, the Company continues to invest heavily in sales, marketing and business development activities as it shifts away from general IT consulting services towards offering mobile workforce management solutions.

                                                 Impairment of Long-lived Assets
--------------------------------------------------------------------------------
During the year ended December 31, 2001, the Company recognized an impairment of long-lived assets charge for $4,562 representing a $3,430 property and equipment impairment charge and a further $1,132 property and equipment impairment charge associated with locations where the Company ceased operations.

During the year ended December 31, 2000, the Company recognized an impairment of long-lived assets charge for $42,450 representing a $37,831 goodwill impairment charge, a $2,519 write-off of investment costs associated with the bSmart.to joint venture and a $2,100 property and equipment impairment charge associated with locations where the Company ceased operations.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, the Company considers, among other factors, deterioration of operating performance or a general reduction in demand for services for a sustainable period to be indicators of potential impairment of long-lived assets. The Company has experienced a reduction in demand for its services. As a result of this reduction in demand for its services, the Company recognized a $37,831 goodwill impairment charge in the nine months ended December 31, 2000, as the future discounted cash flows (fair value) of its certain long-lived assets were estimated to be less than the asset's related carrying value. In addition, in the same fiscal period, the Company ceased operating at certain locations as part of a plan to streamline operations and took a $2,100 impairment charge of property and equipment.

In December 2000, the Company exercised its right to terminate the bSmart.to joint venture when the Company believed that the wireless venture would require a substantial additional investment to remain viable and that making such an investment would not be in the best interest of the Company. As a result of termination of the joint venture, the Company recognized a $2,519 impairment charge related to investment costs associated with the formation of and the investment in the bSmart.to joint venture.

During the year ended December 31, 2001, the Company continued to experience a further decline in demand for its services and in September 2001, entered into a restructuring plan to further streamline operations in line with its existing revenue stream. In connection with this restructuring, the Company ceased operations at several operating locations and recognized a $1,132 property and equipment impairment charge. This restructuring caused the Company to further test for impairment of long-lived assets, which resulted in a $3,430 property and equipment impairment charge as the future discounted cash flows of its certain long-lived assets were estimated to be less than the asset's related carrying value.

                                                            Restructuring Charge
--------------------------------------------------------------------------------
In September 2001 and December 2000, as part of the Company's efforts to streamline its operations commensurate with its revenue base, the Company identified opportunities to reduce its cost structure by reducing headcount and closing certain operating facilities to conform to the Company's new operating structure. Accordingly, the Company adopted a restructuring plan in accordance with EITF 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges." The restructuring charge of $2,436 during the year ended December 31, 2001 included provisions for severance of approximately 145 management and operating staff ($1,034) as well as closure costs associated with a plan to dispose of certain locations ($1,402). The restructuring charge of $1,620 during the year ended December 31, 2000 included provisions for severance of approximately 90 management and operating staff ($707) as well as closure costs associated with a plan to consolidate or dispose of certain locations ($913).

                                                          Other Income (Expense)
--------------------------------------------------------------------------------
Other income (expense) primarily consists of interest income, interest expense and equity method losses on an investment in an alliance partner. Other expense was $73 for the year ended December 31, 2001 as compared to other expense of $2,642 for the year ended December 31, 2000 due to a reduction in interest expense. Interest expense decreased due to the pay-off of all debt due under the Company's Credit Agreement and an interest bearing earn-out agreement from proceeds generated on the Company's sale of the majority of the IT staff augmentation business on June 30, 2000. Subsequent to June 30, 2000, interest expense was reduced and the Company also earned interest income on the cash proceeds received from the sale on June 30, 2000 during the years ended December 31, 2000 and 2001. The benefit of reduced interest expense was offset by an increase in equity loss on an investment in an alliance partner during the year ended December 31, 2001.

                                            Provision (Benefit) for Income Taxes
--------------------------------------------------------------------------------
The Company realized an income tax benefit of $3,455, or an effective tax rate of 13% of pre-tax loss for the year ended December 31, 2001, compared to an income tax benefit of $9,447, or an effective tax rate of 13% for the year ended December 31, 2000. The effective tax rate was consistent between years and the difference between the effective rates and statutory rates is primarily the result of a valuation allowance against the tax benefit associated with the net operating loss generated in the year ended December 31, 2001, due to the uncertainty of realization, as it is only available to carry forward against future years' income, and the result of the valuation allowance and non-deductible impairment charges in the year ended December 31, 2000.

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

                                      Income (Loss) from Discontinued Operations
--------------------------------------------------------------------------------
Discontinued operations is comprised of operations associated with the IT staff augmentation portion of the Company's business and the gain on the sale of the discontinued operations.

The income from discontinued operations of $2,244 for the year ended December 31, 2000 includes the results of the discontinued operations through March 31, 2000, the date the Company entered into a plan to discontinue such operations. In accordance with Accounting Principles Board Opinion No. 30, the results of the discontinued operations were classified as operating income (loss) from discontinued operations up through the date the Company entered into a plan to discontinue such operations, March 31, 2000.

Subsequent to March 31, 2000, the results of the discontinued operations were classified together with the gain on sale of discontinued operations.

The loss on sale of the discontinued operations of $190 for the year ended December 31, 2001 consists of the operating results of the discontinued operations, which only included one remaining component from the original plan. This loss was not anticipated under the original plan and, therefore, was not accrued for as of June 30, 2000. In addition, during the year ended December 31, 2001, the Company abandoned its plan to sell the one remaining component, and consequently, closed the business.

The gain on sale of the discontinued operations of $19,541 for the year ended December 31, 2000 consists of four separate components, including: 1) the sale of the majority of the IT staff augmentation business on June 30, 2000 for proceeds of $116,495 and the assumptions of approximately $10,000 in liabilities, 2) the sale of the IT staff augmentation operations in Orlando on July 14, 2000 for $650 and the assumption of $385 of assumed liabilities and 3) the operating results from the discontinued operations subsequent to March 31, 2000 totaling $1,455.

Nine Months Ended December 31, 2000 Compared to Nine Months Ended December 31, 1999 (Unaudited)

                                                                        Revenues
--------------------------------------------------------------------------------
Revenues decreased in the nine months ended December 31, 2000 by $12,222, or 16%, to $66,042 from $78,264 in the nine months ended December 31, 1999. The decrease was primarily due to a general reduction in demand for the Company's services and the discontinuation of revenues from the Company's Philadelphia-based operations from August 8, 2000 through December 6, 2000 while contributed to the bSmart.to joint venture and accounted for on the equity method of accounting. Partially offsetting the decrease in revenues was a 21% increase in the average billing rate.

                                                                    Gross Profit
--------------------------------------------------------------------------------
Gross profit decreased in the nine months ended December 31, 2000 by $5,723, or 21%, to $21,283 from $27,006 in the nine months ended December 31, 1999. The decrease was primarily due to a general reduction in demand for the Company's services and the contribution of the Company's Philadelphia-based operations to the joint venture from August 8, 2000 through December 6, 2000. Gross profit as a percentage of revenues decreased from 35% to 32% due to lower utilization of salaried billable staff caused by a downturn in demand for services and the exclusion of the Philadelphia-based operations, which, contributed to the bSmart.to joint venture, had inherently higher gross profit as a percentage of revenue. The decrease was partially offset by an increase in the average billing rate.

Selling, General and Administrative Expenses
--------------------------------------------------------------------------------
Selling, general and administrative expenses increased in the nine months ended December 31, 2000 by $8,451, or 26%, to $41,238 from $32,787 in the nine months ended December 31, 1999. The increase was primarily due to increases in employee wages and benefits incurred in the Company's effort to move towards a centralized business model which required a more robust infrastructure and was put into place prior to management's decision to divest the majority of its IT staff augmentation business. In addition, the Company increased the provision for doubtful accounts receivable (primarily related to dot.com customers where venture capital funding has not materialized), paid retention benefits to employees at locations closed, increased marketing efforts associated with the re-branding of the Company and provided a valuation allowance against notes receivable from officers and stockholders. Selling, general and administrative expenses as a percent of revenues were 62% for the nine months ended December 31, 2000 compared to 42% for the same period of the prior year. Although the Company was in the process of divesting its discontinued operations during the nine months ended December 31, 2000, selling, general and administrative expenses did not decrease as the Company continued to maintain a similar infrastructure to address and resolve various transitional issues subsequent to June 30, 2000.

                                                 Impairment of Long-lived Assets
--------------------------------------------------------------------------------
During the nine months ended December 31, 2000, the Company recognized an impairment of long-lived assets charge for $42,450, representing a $37,831 goodwill impairment charge and a $2,519 write-off of investment costs associated with the bSmart.to joint venture and a $2,100 property and equipment impairment charge associated with locations where the Company ceased operations. The company did not record an impairment of long-lived assets charge in the nine months ended December 31, 1999.

                                                            Restructuring Charge
--------------------------------------------------------------------------------
As described above, in December 2000, following the divestiture of the professional services segment and as part of the Company's efforts to streamline its operations commensurate with its revenue base, the Company identified opportunities to reduce its cost structure by reducing headcount and closing certain operating facilities to conform to the Company's new operating structure. Accordingly, the Company adopted a restructuring plan in accordance with EITF 94-3 and Staff Accounting Bulletin No. 100. During the nine months ended December 31, 2000, the Company recognized a $1,620 restructuring charge resulting from a thorough review of its cost structure in order to streamline its operations commensurate with its revenue base. The charge included provisions for severance of approximately 90 management and operating staff ($707) as well as closure costs associated with a plan to consolidate or discontinue certain operating locations ($913).

Other Income (Expense)
--------------------------------------------------------------------------------
Other income (expense) primarily consists of interest expense, net of interest income and equity method losses on an investment on an investment in an alliance partner. Other expense was $1,360 for the nine months ended December 31, 2000 as compared to other expense of $2,474 for the nine months ended December 31, 1999. The decrease in other expense was due to the elimination of all obligations due under the Company's Credit Agreement and an interest bearing earn-out agreement resulting from the Company's sale of the majority of the IT staff augmentation business on June 30, 2000 which reduced interest expense. The Company also earned additional interest income on the cash proceeds received from the sale on June 30, 2000 during the nine months ended December 31, 2000. In addition the Company recognized equity method partner in July of 2000.

                                            Provision (Benefit) for Income Taxes
--------------------------------------------------------------------------------
The Company realized a benefit of $7,677 or an effective tax rate of 12% of pre-tax loss for the nine months ended December 31, 2000, compared to an income tax benefit of $2,890, or an effective tax rate of 35% for the nine months ended December 31, 1999. The decrease in the effective tax rate reflects recognition of a valuation allowance against the current year benefit and non-deductible impairment charges.

                                      Income (Loss) from Discontinued Operations
--------------------------------------------------------------------------------
Discontinued operations is comprised of operations associated with the IT staff augmentation portion of the Company's business and the gain on the sale of the discontinued operations.

The loss from discontinued operations of $12,234 for the nine months ended December 31, 1999 includes the operating results of the discontinued operations. In accordance with Accounting Principles Board Opinion No. 30, the results of the discontinued operations were classified as operating income (loss) from discontinued operations up through the date the Company entered into a plan to discontinue such operations, March 31, 2000. Subsequent to March 31, 2000, the results of the discontinued operations were classified together with the gain on sale of discontinued operations.

The gain on sale of the discontinued operations of $19,541 for the nine months ended December 31, 2000 consists of three separate components, as described above.

Liquidity and Capital Resources
--------------------------------------------------------------------------------
The Company has historically financed its operations principally through cash flows from operations, borrowing under its credit facilities and the use the net proceeds from its public offerings.

Prior to June 30, 2000, the Company maintained a credit facility ("Credit Line") with a consortium of banks (the "Lenders") under which it borrowed to fund working capital needs. On June 30, 2000, the Company completed the sale of the majority of the IT staff augmentation business for $116,495. The Company used a portion of the cash proceeds from the sale to pay off all obligations under the Credit Line and to pay an earn-out obligation due sellers of an acquired business. Upon settlement of all obligations under the Credit Line, the Credit Line was terminated. Subsequent to June 30, 2000, the Company maintained no credit facility.

Cash used in operating activities was $9,438 for the year ended December 31, 2001. The net loss and the reduction in accounts payable and accrued expenses were the primary uses of cash for operating activities, partially offset by reductions in accounts receivable and the add back of non-cash depreciation, amortization and impairment of long-lived assets. The primary sources of liquidity for the Company going forward are the collection of its accounts receivable, the cash balances resulting from the sale of the discontinued operations and refundable federal and state income taxes resulting from the carry-back of net operating losses. Total receivables were 73 and 86 days of quarterly revenue at December 31, 2001 and December 31, 2000, respectively. At December 31, 2001, refundable income taxes were $7,008, most of which were received in the first quarter of 2002. In addition, in the first quarter of 2002, Congress approved the Job Creation and Worker Assistance Act of 2002, allowing fiscal tax year end March 31, 2002 net operating losses to be carried back five years. The effect of this change in tax law is expected to result in the Company's ability to receive additional tax refunds estimated at $7,400, which could be received late in 2002.

Other cash uses during the year ended December 31, 2001 included $440 for the purchase of property and equipment, principally for continuous upgrades to computer software and equipment, $600 for a final settlement payment due the sellers of an acquired business in connection with an earn-out payment, and $500 for total repurchases of common stock under a share repurchase program executed during the second and third quarters.

Other sources of cash during the year ended December 31, 2001 included $199 of proceeds from the issuance of common stock under the Employee Stock Purchase Plan, which was terminated in early 2002 due to reduced participation in light of a continuous decline in the number of employees remaining with the Company. In addition, the Company received $430 in note payments from the acquirer of a discontinued operation component.

Management of the Company believes that the remaining cash on hand will provide adequate cash to fund its anticipated cash working capital needs at least through next year.

Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------------------
During the year ended March 31, 2000 and through the quarter ended June 30, 2000, the Company was exposed to market risk related to changes in interest rates on its Credit Line. The interest rate for the Credit Line was tied to the Agent's prime rate and LIBOR. The Credit Line was terminated on June 30, 2000 upon the complete payment of all of the Company's obligations under the Credit Agreement.

Recent Accounting Pronouncements
--------------------------------------------------------------------------------
A Financial Accounting Standards Board ("FASB") staff announcement was issued in November 2001 regarding "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred." In this announcement, the FASB staff concluded that amounts billed by service providers for reimbursement of out-of-pocket expenses incurred should be characterized as revenue in the Company's income statement. Currently, the Company records revenue received on such arrangements as an offset to the expenses incurred, as these arrangements are billed at zero margin. In accordance with this announcement, the Company intends to reclassify amounts received for reimbursement of out-of-pocket expenses as revenues in its December 31, 2002 consolidated statement of operations. Management does not believe that the impact of this reclassification will have a material effect on the Company's gross margins.

Critical Accounting Policies

                                                 Allowance for Doubtful Accounts
--------------------------------------------------------------------------------
The Company provides an allowance for potentially uncollectible accounts receivable under the provisions of SFAS No. 5, "Accounting for Contingencies", in the ordinary course of business. The allowance is derived as the result of periodic and thorough reviews of aged and known problem accounts during each quarter. In addition the Company reserves for unknown issues in its receivables at the balance sheet date using a formula consistent from quarter to quarter. Management believes that its approach is appropriate to reserve for potentially uncollectible receivables. Should management have taken another approach to developing its reserve, the allowance for doubtful accounts may have been different than that reported.

                                                             Revenue Recognition
--------------------------------------------------------------------------------
The Company accounts for time and materials revenue under the provisions of SAB 101, "Staff Accounting Bulletin No. 101: Revenue Recognition in Financial Statements", which requires revenue to be recorded when there is evidence of an agreement, a fixed or determinable fee, collectibility is reasonably assured, and delivery has occurred. Revenues exclude reimbursable expenses charged to and collected from clients. Revenues pursuant to fixed-fee contracts are generally recognized as services are rendered on the percentage-of-completion method of accounting based on hours incurred to total estimated labor hours to complete. Revenues earned for software license sales and service contracts are recorded based on the provisions of AICPA SOP 97-2, "Software Revenue Recognition", which shares the basic criteria of SAB No. 101.

                                                       Restructuring Liabilities
--------------------------------------------------------------------------------
As part of the Company's efforts to streamline its operations commensurate with its revenue base, the Company identified opportunities to reduce its cost structure by reducing headcount and closing certain operating facilities to conform to the Company's changing operating structure in June 1999, December 2000 and September 2001. These restructuring obligations were calculated using information known at the date of the respective accruals based on the provisions of EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" and Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges". Management has adjusted these obligations over the payment periods of each restructuring plan as liabilities have been settled and payments have been made.

                                                Accounting for Long-Lived Assets
--------------------------------------------------------------------------------
The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Our cash flow estimated are based on historical results adjusted to reflect our best estimate of future market and operating conditions. Any material change affecting the assumptions used to project the estimated undiscounted cash flows or our expectation of future market conditions could result in a different conclusion. Assets for which the carrying value is not fully recoverable are reduced to fair value.

                                                     Accounting for Income Taxes
--------------------------------------------------------------------------------
The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". This pronouncement requires using an asset and liability approach to recognize deferred tax assets and liabilities for the tax consequences of temporary differences by applying enacted statutory tax rates to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company has not given benefit to any deferred tax assets or net operating losses in the previous two fiscal years due to uncertainty of realizing these assets in future periods. In addition, the financial statements have provided reserves for certain tax positions taken by the Company in the March 31, 1999, 2000, and 2001 tax returns based on enacted tax laws during those periods. In the first quarter of 2002, Congress approved the Job Creation and Worker Assistance Act of 2002, allowing March 31, 2002 net operating losses to be carried back five years. Under SFAS No. 109, the effect of this change in tax law is not reflected in the December 31, 2001 financial statements as changes in tax law must be reflected in the period of enactment. Had this change in tax law been reflected in the financial statements at December 31, 2001, additional tax benefits would have been recorded.

Item 8.  Financial Statements and Supplementary Data

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors
Cotelligent, Inc.:

We have audited the accompanying consolidated balance sheets of Cotelligent, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2001, and the nine months ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The accompanying consolidated statements of operations, stockholders' equity and cash flows of Cotelligent, Inc. and subsidiaries for the year ended March 31, 2000 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 21, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cotelligent, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the year ended December 31, 2001, and the nine months ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the accompanying consolidated financial statements, the Company has restated the consolidated balance sheets as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2001, and the nine months ended December 31, 2000, which consolidated financial statements were previously audited by other independent auditors who have ceased operations.

                                                            /s/ KPMG LLP
Costa Mesa, CA
December 6, 2002

The audit report of Arthur Andersen LLP, our former independent public accountants, which is set forth below, is included in this amended Annual Report on Form 10-K/A for purposes only of including the opinion of Arthur Andersen LLP on our financial statements for the year ended March 31, 2000. Our financial statements for the fiscal year ended December 31, 2001 and the nine month transition period ended December 31, 2000 have been re-audited by and are reported on by KPMG LLP at page 27 of this amended Annual Report on Form 10-K/A. As a result of this re-audit, you should not rely upon Arthur Andersen LLP's opinion set forth below on the financial statements for the year ended December 31, 2001 and the nine month transition period ended December 31, 2000.

The audit report set forth below is a copy of the original audit report dated March 21, 2002 rendered by Arthur Andersen LLP that was included in our Annual Report on Form 10-K filed on March 29, 2002, and has not been reissued by Arthur Andersen LLP since that date. We are including this copy of the March 21, 2002 Arthur Andersen LLP audit report pursuant to Rule 2-02(e) of Regulation S-X under the Securities Act of 1933. Your ability to assert claims against Arthur Andersen LLP based on its report may be limited.

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

                                                     /s/ Arthur Andersen LLP
San Francisco, California
March 21, 2002

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                                 December 31,     December 31,
                                                                                                     2001             2000
                                                                                                 ------------     ------------
                                                                                                  (Restated)       (Restated)
                                       ASSETS
Current assets:
  Cash and cash equivalents ................................................................     $     18,778     $     26,500
  Refundable income taxes ..................................................................            7,008                -
  Accounts receivable, including unbilled accounts of $1,627 and $4,043 and net of
    allowance for doubtful accounts of $533 and $3,241, respectively .......................            5,693           19,493
  Deferred tax assets ......................................................................                -              865
  Current assets of discontinued operations ................................................              151            3,508
  Notes receivable from officers and stockholder, net of valuation allowance of
    $1,703 and $1,703, respectively ........................................................                -                -
  Current portion of note receivable from acquirer of discontinued operation ...............              835              503
  Prepaid expenses and other current assets ................................................              806            1,387
                                                                                                 ------------     ------------
    Total current assets ...................................................................           33,271           52,256
Property and equipment, net ................................................................                -            6,761
Note receivable from acquirer of discontinued operation ....................................            1,564            2,726
Equity investment in alliance partner ......................................................              847            1,766
Deferred tax asset .........................................................................                -            1,880
Other assets ...............................................................................              398              416
                                                                                                 ------------     ------------
    Total assets ...........................................................................     $     36,080     $     65,805
                                                                                                 ============     ============
                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .........................................................................     $      1,651     $      2,311
  Accrued compensation and related payroll liabilities .....................................            2,144            5,463
  Restructuring liabilities ................................................................              331            1,477
  Current liabilities of discontinued operations ...........................................                -              528
  Deferred revenue .........................................................................              874               93
  Income tax payable .......................................................................                -            1,126
  Other accrued liabilities ................................................................            2,074            4,397
                                                                                                 ------------     ------------
    Total current liabilities ..............................................................            7,074           15,395
Restructuring liabilities, net of current portion ..........................................              959                -
Other long-term liabilities ................................................................              465              868
Income tax payable .........................................................................            2,618              748
                                                                                                 ------------     ------------
     Total liabilities .....................................................................           11,116           17,011
                                                                                                 ------------     ------------

Commitments, contingencies and subsequent events

Stockholders' equity:
  Preferred Stock, $0.01 par value; 500,000 shares authorized, no shares issued or
    outstanding ............................................................................                -                -
  Common Stock, $0.01 par value; 100,000,000 shares authorized, 15,514,757 and
    15,349,630 shares issued, respectively .................................................              155              153
  Additional paid-in capital ...............................................................           86,662           86,640
  Notes receivable from stockholders .......................................................           (6,193)          (6,368)
  Accumulated deficit ......................................................................          (55,160)         (31,631)
  Treasury Stock ...........................................................................             (500)               -
                                                                                                 ------------     ------------
    Total stockholders' equity .............................................................           24,964           48,794
                                                                                                 ------------     ------------
    Total liabilities and stockholders' equity .............................................     $     36,080     $     65,805
                                                                                                 ============     ============

          See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)

                                                                                  Year Ended    Nine Months Ended      Year Ended
                                                                                 December 31,      December 31,         March 31,
                                                                                     2001             2000                2000
                                                                                 ------------   -----------------     ------------
                                                                                  (Restated)        (Restated)
Revenues .................................................................       $     45,447   $          66,042     $    105,564
Cost of services .........................................................             31,976              44,759           69,995
                                                                                 ------------   -----------------     ------------
    Gross profit .........................................................             13,471              21,283           35,569
Research and development costs ...........................................                862                   -                -
Selling, general and administrative expenses .............................             32,332              41,238           45,126
Impairment of long-lived assets ..........................................              4,562              42,450                -
Restructuring charge .....................................................              2,436               1,620                -
                                                                                 ------------   -----------------     ------------
Operating loss ...........................................................            (26,721)            (64,025)          (9,557)
Other income (expense):
  Interest expense .......................................................               (119)             (2,237)          (3,915)
  Interest income ........................................................                945               1,123              278
  Other ..................................................................               (899)               (246)            (119)
                                                                                 ------------   -----------------     ------------
    Total other income (expense) .........................................                (73)             (1,360)          (3,756)
                                                                                 ------------   -----------------     ------------
Loss from continuing operations before income taxes ......................            (26,794)            (65,385)         (13,313)
Benefit for income taxes .................................................              3,455               7,677            4,660
                                                                                 ------------   -----------------     ------------
Loss from continuing operations ..........................................            (23,339)            (57,708)          (8,653)
                                                                                 ------------   -----------------     ------------
  Operating income (loss) from discontinued operations less provision
    (benefit) for income taxes of $ -, $ -, and ($5,379) .................                  -                   -           (9,990)
  Gain (loss) on sale of discontinued operations, net of income taxes of
    $-, $12,744 and $- ...................................................               (190)             19,541                -
                                                                                 ------------   -----------------     ------------
  Income (loss) from discontinued operations .............................               (190)             19,541           (9,990)
                                                                                 ------------   -----------------     ------------
Net loss .................................................................       $    (23,529)  $         (38,167)    $    (18,643)
                                                                                 ============   =================     ============
Earnings per share:
  Basic and diluted -
  Loss from continuing operations ........................................       $      (1.55)  $           (3.79)    $      (0.60)
  Income (loss) from discontinued operations .............................              (0.01)               1.28            (0.70)
                                                                                 ------------   -----------------     ------------
Net loss .................................................................       $      (1.56)  $           (2.51)    $      (1.30)
                                                                                 ============   =================     ============
Basic and diluted weighted average number of shares
  outstanding ............................................................         15,075,546          15,230,969       14,298,693
                                                                                 ============   =================     ============

          See accompanying notes to consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)

                                                                           Notes        Retained
                                                           Additional    Receivable     Earnings
                                      Common Stock           Paid-In        from      (Accumulated         Treasury Stock
                                  ----------------------                                              -------------------------
                                     Shares       Amount     Capital     Stockholders    Deficit)        Shares        Amount
                                  ----------------------  -----------    ------------  -----------    -------------------------
Balance at March 31, 1999 ....    14,489,510    $    145  $    93,667    $        -    $    25,179        833,479    $  (11,158)
Issuance of Common Stock,
  net of costs ...............     1,045,099          11        8,062        (6,149)             -              -             -
Tax benefit on stock
  options exercised ..........             -           -           38             -              -              -             -
Repurchase of Common Stock ...             -           -            -             -              -        238,400        (2,477)
Re-issuance of Treasury
  Stock ......................             -           -      (13,635)            -              -     (1,071,879)       13,635
Return of Common Stock
  previously issued to acquire
  company ....................      (469,209)         (5)      (2,690)            -              -              -             -
Net loss .....................             -           -            -             -        (18,643)             -             -
                                 -----------------------  -----------    ----------    -----------    -------------------------
Balance at March 31, 2000 ....    15,065,400         151       85,442        (6,149)         6,536              -             -
Issuance of Common Stock,
  net of costs ...............       209,230           2          739          (332)             -              -             -
Shares issued in connection
  with earn-out to sellers of
  acquired businesses ........       100,000           1          571             -              -              -             -
Return of shares issued under
  note receivable from
  stockholder ................       (25,000)         (1)        (112)          113              -              -             -
Warrants issued in connection
  with investment in joint
  venture - Restated .........             -           -          900             -              -              -             -
Warrants cancelled in
  connection with
  dissolution of joint
  venture ....................             -           -         (900)            -              -              -             -
Net loss - Restated ..........             -           -            -             -        (38,167)             -             -
                                 -----------------------  -----------    ----------    -----------    -------------------------
Balance at December 31, 2000 -
   Restated ..................    15,349,630         153       86,640        (6,368)       (31,631)             -             -
Issuance of Common Stock,
  net of costs ...............       215,127           3          196             -              -              -             -
Cancellation of LSPP Note ....       (50,000)         (1)        (174)          175              -              -             -
Purchase of Treasury Shares ..             -           -            -             -              -        644,600          (500)
Net loss - Restated ..........             -           -            -             -        (23,529)             -             -
                                 -----------------------  -----------    ----------    -----------    -------------------------
Balance at December 31,
2001 - Restated ..............    15,514,757    $    155  $    86,662    $   (6,193)   $   (55,160)       644,600    $     (500)
                                 =======================  ===========    ==========    ===========    =========================

                                       Total
                                   Stockholders'

                                       Equity
                                   -------------
Balance at March 31, 1999 ....     $   107,833
Issuance of Common Stock,
  net of costs ...............           1,924
Tax benefit on stock
  options exercised ..........              38
Repurchase of Common Stock ...          (2,477)
Re-issuance of Treasury
  Stock ......................               -
Return of Common Stock
  previously issued to acquire
  company ....................          (2,695)
Net loss .....................         (18,643)
                                   -----------
Balance at March 31, 2000 ....          85,980
Issuance of Common Stock,
  net of costs ...............             409
Shares in connection with
  earn-out to sellers of
  acquired businesses ........             572
Return of shares issued under
  note receivable from
  stockholder ................               -
Warrants issued in connection
  with investment in joint
  venture - Restated .........             900
Warrants cancelled in
  connection with
  dissolution of joint
  venture ....................            (900)
Net loss - Restated ..........         (38,167)
                                   -----------
Balance at December 31, 2000 -
   Restated ..................          48,794
Issuance of Common Stock,
  net of costs ...............             199
Cancellation of LSPP Note ....               -
Purchase of Treasury Shares ..            (500)
Net loss - Restated ..........         (23,529)
                                   -----------
Balance at December 31,
2001 - Restated ..............     $    24,964
                                   ===========

           See accompanying notes to consolidated financial statement

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In thousands, except share data)

                                                                            Year Ended    Nine Months Ended      Year Ended
                                                                            December 31,     December 31,        March 31,
                                                                               2001              2000               2000
                                                                            -----------   -----------------     ------------
                                                                            (Restated)        (Restated)
Cash flows from operating activities:
 Loss from continuing operations ......................................      $ (23,339)        $ (57,708)        $  (8,653)
 Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
      Depreciation and amortization ...................................          2,634             3,035             3,266
      Impairment of long-lived assets .................................          4,562            42,450                 -
      Fair value of common stock issued to seller of
        acquired business in connection with forbearance
        agreement .....................................................              -               572                 -
      Equity loss from investments ....................................            919               234                 -
      Deferred income taxes, net ......................................          2,745            (2,181)             (425)
      Loss on disposal of property and equipment ......................              5                12                10
      Provision of doubtful accounts ..................................            904             3,610               818
      Valuation allowance on notes receivable from officers ...........              -             1,703                 -
      Loss on forgiveness of note receivable from acquirer of
        discontinued operation ........................................            400                 -                 -
      Changes in current assets and liabilities:
        Accounts receivable ...........................................         12,896               572              (931)
        Prepaid expenses and other current assets .....................            581               464               980
        Accounts payable and accrued liabilities ......................         (6,280)             (439)           (1,079)
        Deferred revenue ..............................................            781                 -                 -
        Income taxes, net .............................................         (6,264)              (83)           (3,745)
        Changes in other assets .......................................             18               440                63
                                                                             ---------         ---------         ---------
 Net cash used in operating activities ................................         (9,438)           (7,319)           (9,696)
Cash flows from investing activities:
 Proceeds from sale of assets .........................................              -               525               603
 Investments in alliance partners .....................................              -            (8,092)             (253)
 Cash acquired upon dissolution of joint venture ......................              -             1,281                 -
 Payment received on note from acquirer of discontinued operation .....            430                71                 -
 Purchase of businesses, net of cash of acquired ......................              -              (600)           (2,756)
 Purchases of property and equipment ..................................           (440)           (1,778)           (3,892)
                                                                             ---------         ---------         ---------
 Net cash used in investing activities ................................            (10)           (8,593)           (6,298)
Cash flows from financing activities:
 Borrowing under credit agreement .....................................              -             9,111            20,668
 Payments under credit agreement ......................................              -           (57,890)                -
 Payments on capital lease obligations ................................            (12)             (201)              (82)
 Payments on amounts due sellers of acquired businesses ...............           (600)           (8,534)             (730)
 Net borrowings on short-term debt ....................................              -                 -                 9
 Net repayments (borrowings) on notes receivable from officers ........              -               100            (1,433)
 Net proceeds from issuance of common stock ...........................            199               409             1,462
 Repurchase of common stock ...........................................           (500)                -            (2,477)
                                                                             ---------         ---------         ---------
 Net cash provided by (used in) financing activities ..................           (913)          (57,005)           17,417
                                                                             ---------         ---------         ---------
Cash flows provided by discontinued operations:
 Cash provided by discontinued operations .............................          2,639            94,623             2,399
                                                                             ---------         ---------         ---------
Net increase (decrease) in cash and cash equivalents ..................         (7,722)           21,706             3,822
Cash and cash equivalents at beginning of period ......................         26,500             4,794               972
                                                                             ---------         ---------         ---------
Cash and cash equivalents at end of period ............................      $  18,778         $  26,500         $   4,794
                                                                             =========         =========         =========

          See accompanying notes to consolidated financial statements.

                        (In thousands, except share data)

                                                                        Year Ended         Nine Months Ended        Year Ended
                                                                       December 31,          December 31,            March 31,
                                                                           2001                  2000                  2000
                                                                     ----------------     ------------------       ------------
                                                                        (Restated)            (Restated)
Supplemental disclosures of cash flow information:
   Interest paid ...................................................      $        2         $      1,914          $      3,338
   Income taxes paid ...............................................              74                   32                   788
Significant non-cash transactions:
   Fair market value of Common Stock issued to acquire
     businesses ....................................................               -                    -                   500
   Return of shares previously issued to acquire business ..........               -                    -                 2,695
   Adjustments to purchase price of businesses acquired in
     prior years ...................................................               -                    -                 8,386
   Common stock issued to employees for notes receivable ...........               -                  332                 6,149
   Return of Common Stock previously issued to employee for
     note receivable ...............................................             175                  113                     -
   Sale of discontinued operation for note receivable ..............               -                3,300                     -

          See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements (In Thousands, Except Share Data)

                                                  Note 1 - Business Organization
--------------------------------------------------------------------------------
Cotelligent, Inc. ("Cotelligent" or the "Company"), a Delaware corporation, provides software consulting services to businesses with complex information technology ("IT") operations and provides maintenance, support and contract services on software products it licenses. These financial statements include the accounts of Cotelligent, Inc. and its subsidiaries.

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

                                                            Note 2 - Restatement
--------------------------------------------------------------------------------
Our previously issued consolidated balance sheets as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2001 and for the nine month transition period ended December 31, 2000 have been restated for the items described below.

Nine Months Ended December 31, 2000

Discontinued Operations

The majority of the discontinued IT staff augmentation business was sold on June 30, 2000 and the remaining portion of the business was sold or abandoned during a phase-out period ending on or about December 31, 2001, as described in Note
13. The consolidated financial statements were revised with respect to the accounting for the discontinued operations. Accordingly, current assets of discontinued operations, current liabilities of discontinued operations, notes receivable from acquirer of discontinued operations (current and long term), and prepaid expenses and other current assets were adjusted on the consolidated balance sheet. In addition, selling, general and administrative expenses, interest income, benefit for income taxes, operating income from discontinued operations and gain on sale of discontinued operations have been adjusted on the consolidated statement of operations.

The revisions resulted from (i) re-establishing net assets previously written off at June 30, 2000 for certain components of the discontinued segment that were not sold at that time and removing such net assets from the computation of the gain on sale of discontinued operations, (ii) removing the operations of these components during the phase-out period from a divestiture accrual initially recorded on June 30, 2000 and recording the operations as a component of the gain on sale of discontinued operations in accordance with APB No. 30,
(iii) recording a promissory note received from former employees upon the sale of the international component of the discontinued operations at fair value, instead of at face value, resulting in a smaller gain on sale of discontinued operations, recognizing payments received on the note as a reduction of principal rather than as interest income since future collectibility was not reasonably assured, and reclassifying the current and long-term portions of the note receivable due to the aforementioned revisions, (iv) expensing unrecoverable costs related to the discontinued operations, which were initially capitalized in prepaid expenses and other current assets, (v) reducing the divestiture liability initially recorded on June 30, 2000, which increased the gain on sale of discontinued operations at June 30, 2000 and reversing operating expenses subsequently charged against the divestiture accrual or the gain on sale of discontinued operations and recording them to the appropriate line item within the consolidated statement of operations, (vi) classifying operating income (loss) from discontinued operations as a component of the gain on sale of discontinued operations in accordance with APB No. 30 instead of as a separate line item within the consolidated statement of operations.

Investment in Joint Venture
Revenue and cost of services were reduced for services contributed to the bSmart.to LLC joint venture (bSmart) described in Note 7. The costs of the services were recorded as an increase to the bSmart investment. Also, the investment in bSmart and additional paid-in capital was reduced to reflect the cancellation of warrants originally issued to the bSmart.to joint venture partner. In 2000, bSmart was dissolved and the Company's investment in bSmart was impaired and written off.

Notes Receivable from Officers and Stockholders
The Company reclassified a valuation allowance on the notes receivable from officers and stockholder previously reported in other accrued liabilities against the notes receivable to properly reflect the notes at their net realizable value. Interest expense originally recorded on the notes was reversed, as collectibility was not reasonably assured.

An additional valuation allowance on notes receivable from officers and stockholder was recorded to selling, general and administrative expense to reduce the carrying amount to net realizable value (zero).

Equity Investment in Alliance Partner
The investment in Whitehorse described in Note 7 resulted in a difference between the carrying amount of the investment and the Company's share of the equity of Whitehorse. This difference, which is similar to goodwill, was not amortized in accordance with APB No. 18. Therefore, the restated financial statements reflect the amortization expense. Equity method losses were also increased and the revised amount, along with the amortization, is now included in other expense in the restated consolidated statement of operations. Both of these adjustments resulted in a reduction of the equity investment in alliance partner.

Accrued Liabilities
Accrued compensation and related payroll liabilities and selling, general and administrative expense were reduced for the over accrual of compensation costs.

Restructuring liabilities and related charges, as described in Note 11, were reduced to comply with EITF 94-3 and SAB No. 100. Also, an asset impairment charge, originally recorded as a restructuring charge, was reclassified to impairment of long-lived assets.

Included in other accrued liabilities and other long-term liabilities is a contractual obligation payable to sellers of an acquired business that does not have a stated interest rate. The financial statements have been revised to impute interest on the obligation in accordance with APB No. 21. The correction reduced the carrying amount of the obligation and the goodwill associated with the purchase of the business, which was ultimately impaired and written off in the nine months ended December 31, 2000. Accreted interest increased the original liability and increased interest expense in subsequent periods.

Included in other accrued liabilities was an over accrual related to an earn-out provision of a business combination. This amount was reversed, which reduced other accrued liabilities and the impairment of long-lived assets since the goodwill had already been written off.

Income Taxes
The tax provision was adjusted for i) the impact of adjustments described above,
ii) recognition of a net operating loss benefit that was previously reported in the year ended December 31, 2001 and iii) an adjustment to the originally reported deferred tax assets and liabilities based on a revised computation.

Other
Several reclassifications and smaller adjustments were made for bookkeeping items.

The consolidated statement of cash flows was revised for the above adjustments.

Year Ended December 31, 2001

The December 31, 2001 balance sheet was restated to give effect to accumulated prior period adjustments and their related tax impacts, which are described above.

Allowance For Doubtful Accounts
Allowance for doubtful accounts was reduced to properly reflect accounts receivable at net realizable value, resulting in a reduction to selling, general and administrative expense.

Capitalized Software Development Costs
Previously capitalized software costs were written off to research and development costs because the Company had not met the technological feasibility requirements of SFAS No. 86.

Property and Equipment
Property and equipment was written off to impairment of long-lived assets as the fair value of the assets under the provisions of SFAS No. 121 was determined to be zero.

Equity Investment in Alliance Partner
Amortization of the difference between the Company's investment in Whitehorse and its underlying share of Whitehorse's equity and the appropriate amount of equity method losses were recorded to other expense, further reducing the equity investment in alliance partner in 2001.

Accrued Liabilities
Included in other accrued liabilities is a contractual obligation payable to sellers of an acquired business. Accreted interest not previously recognized was recorded to increase the liability and interest expense.

Restructuring liabilities and related charges, as described in Note 11, were reduced to comply with EITF 94-3 and SAB No. 100. Also, an asset impairment charge, originally recorded as a restructuring charge, was reclassified to impairment of long-lived assets.

The divestiture liability and the gain on sale of discontinued operations have been adjusted to record the operations of discontinued operations during the phase-out period as a component of the gain on sale of discontinued operations and several amounts incorrectly charged against the divestiture liability were corrected and expensed primarily to selling, general and administrative expense.

Revenue and Deferred Revenue
Revenue was reduced and deferred revenue was increased to properly reflect the progress on certain fixed priced consulting contracts.

Income Taxes
The tax provision was adjusted for i) the impact of adjustments described above,
ii) recognition of a net operating loss benefit in the restated consolidated statement of operations for the nine months ended December 31, 2000, which was originally reported in the year ended December 31, 2001 and iii) an adjustment to the originally reported deferred tax assets and liabilities based on a revised computation.

Other
Several reclassifications and smaller adjustments were made for bookkeeping items.

The consolidated statement of cash flows was revised for the above adjustments.

The following tables present the changes that have been made to the consolidated statement of operations and cash flows for the year ended December 31, 2001 and the nine months ended December 31, 2000 as well as the consolidated balance sheets as of December 31, 2001 and 2000 as a result of the restatement.

                                                                                   As Previously
                                                                                     Reported      Restated
                                                                                   -------------   --------
                                                                                       December 31, 2000
                                                                                   ------------------------
Consolidated Balance Sheet:
   Accounts receivable, net of allowance for doubtful accounts .................     $ 19,229      $ 19,493
   Deferred tax assets .........................................................        1,435           865
   Current assets of discontinued operations ...................................           --         3,508
   Notes receivable from officers and stockholder, net of valuation allowance...        1,703            --
   Current portion of note receivable from acquirer of discontinued operation...           --           503
   Prepaid expenses and other current assets ...................................        1,916         1,387
     Total current assets ......................................................       50,783        52,256
Note receivable from acquirer of discontinued operation ........................        4,459         2,726
Equity investment in alliance partner ..........................................        2,047         1,766
Deferred tax asset .............................................................           --         1,880
Other assets ...................................................................          664           416
     Total assets ..............................................................       64,714        65,805
Accounts payable ...............................................................        2,047         2,311
Accrued compensation and related payroll liabilities ...........................        5,826         5,463
Restructuring liabilities ......................................................        2,136         1,477
Current liabilities of discontinued operations .................................           --           528
Income tax payable .............................................................           --         1,126
Other accrued liabilities ......................................................        6,519         4,397
   Total current liabilities ...................................................       16,528        15,395
Other long-term liabilities ....................................................        1,000           868
Deferred taxes .................................................................        1,435            --
   Total liabilities ...........................................................       19,711        17,011
Stockholders' equity:
   Additional paid-in capital ..................................................       86,866        86,640
   Accumulated deficit .........................................................      (35,648)      (31,631)
     Total stockholders' equity ................................................       45,003        48,794
     Total liabilities and stockholders' equity ................................       64,714        65,805

                                                             As Previously
                                                               Reported      Restated
                                                             -------------   --------
                                                             For the Nine Months Ended
                                                                 December 31, 2000
                                                             ------------------------
Consolidated Statement of Operations:
Revenues .................................................     $ 66,292    $ 66,042
Cost of services .........................................       44,884      44,759
     Gross profit ........................................       21,408      21,283
Selling, general and administrative expenses .............       39,777      41,238
Impairment of long-lived assets ..........................       41,478      42,450
Restructuring charge .....................................        4,200       1,620
Operating loss ...........................................      (64,047)    (64,025)
Other income (expense):
   Interest expense ......................................       (1,564)     (2,237)
   Interest income .......................................        1,194       1,123
   Other .................................................           47        (246)
     Total other income (expense) ........................         (323)     (1,360)
Loss from continuing operations before income taxes ......      (64,370)    (65,385)
Benefit for income taxes .................................        9,334       7,677
Loss from continuing operations ..........................      (55,036)    (57,708)
   Operating income (loss) from discontinued operations...        2,889        --
   Gain on sale of discontinued operations ...............        9,963      19,541
   Income (loss) from discontinued operations ............       12,852      19,541
Net loss .................................................      (42,184)    (38,167)
Earnings per share:
   Basic and diluted -
Loss from continuing operations ..........................        (3.61)      (3.79)
Income (loss) from discontinued operations ...............         0.84        1.28
Net loss .................................................        (2.77)      (2.51)


                                                             As Previously
                                                               Reported      Restated
                                                             -------------   --------
                                                             For the Nine Months Ended
                                                                 December 31, 2000
                                                             ------------------------
Consolidated Statement of Cash Flows:
Net cash used in operating activities ....................     $ (9,782)   $ (7,319)
Net cash used in investing activities ....................       (7,875)     (8,593)
Net cash used in financing activities ....................      (56,926)    (57,005)
Cash provided by discontinued operations .................       96,289      94,623


                                                                                   As Previously
                                                                                     Reported      Restated
                                                                                   -------------   --------
                                                                                       December 31, 2001
                                                                                   ------------------------
Consolidated Balance Sheet:
Current assets:
  Accounts receivable, net of allowance for  doubtful accounts .................     $  4,660      $  5,693
  Deferred tax assets ..........................................................           13            --
  Current assets of discontinued operations ....................................           --           151
  Notes receivable from officers and stockholder, net of valuation allowance....        1,829            --
  Current portion of note receivable from acquirer of discontinued operation....          525           835
  Prepaid expenses and other current assets ....................................        1,022           806
    Total current assets .......................................................       33,835        33,271
Capitalized software costs, net ................................................          862            --
Property and equipment, net ....................................................        3,430            --
Note receivable from acquirer of discontinued operation ........................        3,508         1,564
Equity investment in alliance partner ..........................................        1,860           847
Other assets ...................................................................          157           398
     Total assets ..............................................................       43,652        36,080
Accounts payable ...............................................................        1,535         1,651
Accrued compensation and related payroll liabilities ...........................        2,217         2,144
Restructuring liabilities ......................................................        1,334           331
Deferred revenue ...............................................................          420           874
Other accrued liabilities ......................................................        5,942         2,074
  Total current liabilities ....................................................       11,448         7,074
Restructuring liabilities, net of current portion ..............................           --           959
Other long-term liabilities ....................................................          538           465
Deferred taxes .................................................................           13            --
  Total liabilities ............................................................       14,617        11,116
Stockholders' equity:
  Additional paid-in capital ...................................................       86,888        86,662
  Accumulated deficit ..........................................................      (51,315)      (55,160)
    Total stockholders' equity .................................................       29,035        24,964
    Total liabilities and stockholders' equity .................................       43,652        36,080

                                                                                        As Previously
                                                                                           Reported           Restated
                                                                                           --------           --------
                                                                                               For the Year Ended
                                                                                                December 31, 2001
                                                                                                -----------------
Consolidated Statement of Operations:
Revenues .......................................................................          $ 45,901            $ 45,447
     Gross profit ..............................................................            13,925              13,471
Research and development costs .................................................                 -                 862
Selling, general and administrative expenses ...................................            32,510              32,332
Impairment of long-lived assets ................................................                 -               4,562
Restructuring charge ...........................................................             3,373               2,436
Operating loss .................................................................           (21,958)            (26,721)
Other income (expense):
   Interest expense ............................................................                (2)               (119)
   Interest income .............................................................             1,418                 945
   Other .......................................................................              (167)               (899)
     Total other income (expense) ..............................................             1,249                 (73)
Loss from continuing operations before income taxes ............................           (20,709)            (26,794)
Benefit for income taxes .......................................................             5,074               3,455
Loss from continuing operations ................................................           (15,635)            (23,339)
   Operating income (loss) from discontinued operations ........................               (32)                  -
   Loss on sale of discontinued operations .....................................                 -                (190)
   Income (loss) from discontinued operations ..................................               (32)               (190)
Net loss .......................................................................           (15,667)            (23,529)
Earnings per share:
   Basic and diluted -
Loss from continuing operations ................................................             (1.04)              (1.55)
Income (loss) from discontinued operations .....................................                 -               (0.01)
Net loss .......................................................................             (1.04)              (1.56)

                                                                                        As Previously
                                                                                           Reported           Restated
                                                                                           --------           --------
                                                                                               For the Year Ended
                                                                                                December 31, 2001
                                                                                                -----------------
Consolidated Statement of Cash Flows:
Net cash used in operating activities ..........................................          $ (6,995)           $ (9,438)
Net cash used in investing activities ..........................................            (1,244)                (10)
Net cash used in financing activities ..........................................            (1,206)               (913)
Cash provided by discontinued operations .......................................             1,723               2,639

                             Note 3 - Summary of Significant Accounting Policies
--------------------------------------------------------------------------------
Basis of Presentation
The accompanying consolidated financial statements and related notes to the consolidated financial statements include the accounts and results of Cotelligent, Inc. and its subsidiaries. In addition, the consolidated financial statements and related notes include those companies acquired utilizing the purchase method of accounting from their respective acquisition dates. All significant intercompany transactions and accounts have been eliminated.

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

Software Development Costs
Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or otherwise Marketed". Because the Company believes that its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no software development has been capitalized as of December 31, 2001 and 2000.

Property and Equipment
Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the respective assets on a straight-line basis. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the respective assets.

Goodwill
In prior periods, goodwill represented the excess of cost over fair value of net tangible assets acquired through acquisitions and was previously amortized on a straight-line basis over a period of 30 years.

Investments
Investments in other businesses where ownership is less than 20% are accounted for using the cost basis of accounting. Investments where ownership is between 20% and 50%, and where the Company has the ability to exercise significant influence, are accounted for using the equity method of accounting. Any difference between the cost of an investment and the amount of underlying equity in net assets of an investee is amortized to the consolidated statement of operations over the expected life of the investment, currently three years.

Long-Lived Assets
The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying amount of long-lived assets to determine whether or not impairment to such amount has occurred.

Fair Value of Financial Instruments
The Company's financial instruments consist of cash, refundable income taxes, short-term accounts receivable, a note receivable, accounts payable and accrued liabilities for which current carrying amounts are equal to or approximate fair market value.

Revenue Recognition
The Company accounts for time and materials revenue under the provisions of SAB 101, "Staff Accounting Bulletin No. 101: Revenue Recognition in Financial Statements," which requires revenue to be recorded when there is evidence of an agreement, a fixed or determinable fee, collectibility is reasonably assured, and delivery has occurred. Revenues exclude reimbursable expenses charged to and collected from clients. Revenues pursuant to fixed-fee contracts are generally recognized as services are rendered on the percentage-of-completion method of accounting based on hours incurred to total estimated labor hours to complete. Revenues earned for software license sales and service contracts are recorded based on the provisions of AICPA SOP 97-2, "Software Revenue Recognition," which shares the basic criteria of SAB No. 101.

Cost of Services
Cost of services expenses consist primarily of compensation and benefits of Cotelligent's employees engaged in the delivery of consulting services.

Income Taxes
The Company uses the asset and liability method of accounting for income taxes. Provision is made in the Company's consolidated financial statements for current income taxes payable and deferred income taxes arising primarily from net operating loss carryforwards and temporary differences. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recorded a valuation allowance to reduce deferred tax assets to an amount whose realization is more likely than not. Refer to Note 12 - Income Taxes.

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

Discontinued Operations
Discontinued operations consist of the Company's IT staff augmentation business. The Company entered into a plan to divest of these operations prior to March 31, 2000. The operating results of these operations subsequent to April 1, 2000, have been reflected in the accompanying consolidated financial statements as gain or loss on the sale of discontinued operations. Subsequent to June 30, 2000, the net assets of the remaining component of the segment are reflected in the accompanying consolidated financial statements as current assets and current liabilities of discontinued operations.

Restructuring Charges
Restructuring charges are recognized in the period when management enters into a plan to reorganize or streamline the operations. The charges include costs associated with the termination of employees and the closure of operating locations. Restructuring charges not resulting in a future benefit that do not qualify for accrual under EITF 94-3 or SAB No. 100 are recorded when due and payable.

Recent Accounting Pronouncements
A Financial Accounting Standards Board ("FASB") staff announcement was issued in November 2001 regarding "Income Statement Characterization of Reimbursement Received for `Out-of-Pocket' expenses Incurred." In this announcement, the FASB staff concluded that amounts billed by service providers for reimbursement of out-of-pocket expenses incurred should be characterized as revenue in the Company's income statement. Currently, the Company records revenue received on such arrangements as an offset to the expenses incurred, as these arrangements are billed at zero margin. In accordance with this announcement, the Company intends to reclassify amounts received for reimbursement of out-of-pocket expenses as revenues in its December 31, 2002 income statement. Management does not believe that the impact of this reclassification will have a material effect on the Company's gross margins.

Reclassifications
Certain reclassifications have been made in the prior years' financial statements to conform to the presentation in the current period.

                                                  Note 4 - Business Combinations
--------------------------------------------------------------------------------
During the year ended March 31, 2000, Cotelligent acquired one company accounted for under the purchase method for aggregate consideration of $2,800 (100,758 shares issued at fair market value of $500 and $2,300 of cash). Total assets acquired related to this acquisition were $1,481, which resulted in the recognition of goodwill of $2,085. The results of this acquisition have been included in the Company's results from its respective acquisition date.

Pro forma Statement of Operations
The following pro forma consolidated statement of operations for the year ended March 31, 2000 gives effect to the acquisition of the business during that fiscal year as if this acquisition was made on April 1, 1999. The pro forma consolidated income statement reflects adjustments for interest expense on cash consideration and amortization of goodwill.

                                                                    (Unaudited)
                                                                    Year Ended
                                                                     March 31,
                                                                       2000
                                                                   ------------
Revenues ......................................................    $    108,608
Cost of services ..............................................          72,152
                                                                   ------------
     Gross profit .............................................          36,456
Selling, general and administrative expenses ..................          46,339
                                                                   ------------
Operating loss ................................................          (9,883)
Other expense .................................................          (3,922)
                                                                   ------------
Loss from continuing operations before income taxes ...........         (13,805)
Benefit for income taxes ......................................           4,660
Loss from continuing operations ...............................    $     (9,145)
                                                                   ============

Basic and diluted loss from continuing operations per share ...    $      (0.64)
                                                                   ============
Basic and diluted weighted average shares .....................      14,340,538
                                                                   ============

                                        Note 5 - Allowance for Doubtful Accounts
--------------------------------------------------------------------------------
Allowance for doubtful accounts activity is presented below.

Balance, March 31, 1999 ............................................................ $      1,449
   Balance of newly acquired companies' allowance for accounts at acquisition ......          174
   Charges to costs and expenses ...................................................          818
   Write-offs ......................................................................         (561)
                                                                                     -------------
Balance, March 31, 2000 ............................................................        1,880
   Charges to costs and expenses ...................................................        3,610
   Write-offs ......................................................................       (2,249)
                                                                                     -------------
Balance, December 31, 2000 - Restated ..............................................        3,241
   Charges to costs and expenses ...................................................          904
Write-offs .........................................................................       (3,612)
                                                                                     -------------
Balance, December 31, 2001 - Restated .............................................. $        533
                                                                                     =============

                                                 Note 6 - Property and Equipment
--------------------------------------------------------------------------------
Property and equipment is comprised of the following:

                                                                      December 31,     December 31,
                                                                          2001             2000
                                                                      -----------      ------------
   Computer and office equipment ..............................       $        --      $     10,545
   Furniture and fixtures .....................................                --             1,758
   Leasehold improvements .....................................                --             1,154
                                                                      -----------      ------------
                                                                               --            13,457
   Less: Accumulated depreciation .............................                --            (6,696)
                                                                      -----------      ------------
   Property and equipment, net of accumulated depreciation.....       $        --      $      6,761
                                                                      ===========      ============

Depreciation is provided on the estimated useful lives of the respective assets(ranging from three to ten years). Leasehold improvements are amortized over the useful life of the improvements or the term of the lease, which ever is shorter. Depreciation expense of property and equipment, included in selling, general and administrative expense, for the twelve months ended December 31, 2001 and the nine months ended December 31, 2000 was $2,634 and $1,839, respectively.

The Company recognized a $4,562 impairment of property and equipment charge during the year ended December 31, 2001, under the provisions of SFAS No. 121.

                                                            Note 7 - Investments
--------------------------------------------------------------------------------
During the fiscal period ended December 31, 2000, the Company made two investments as follows:

Investment in White Horse Interactive

On July 18, 2000, the Company paid $2,000 to acquire a 35% ownership interest in White Horse Interactive, an integrated media agency, which resulted in a difference between the cost of the investment and the amount of underlying equity in net assets totaling

$1,300. The Company uses the equity method of accounting for this investment and recorded an equity loss, including the amortization of the difference between the cost of the investment and the amount of underlying equity in the net assets, of $234 for the nine months ended December 31, 2000, and an equity loss of $919 for the year ended December 31, 2001.

Investment in bSmart.to LLC
On August 8, 2000, the Company executed a definitive joint venture agreement with bSmart.to Technologies, Inc. The Company contributed: (1) cash of $5,000, of which $2,500 was paid directly to the joint venture and $2,500 was distributed to the developer of certain technology, and (2) its Philadelphia-based IT solutions staff and ASP data center and, accordingly, reclassified $1,200 of working capital and property and equipment as well as $10,073 of goodwill, in exchange for a 50% interest in the joint venture. In addition, the Company incurred approximately $2,040 in transaction costs that were capitalized as a part of its investment in the joint venture. In connection with the investment in the joint venture with bSmart.to Technologies, Inc., the Company issued to and received from bSmart.to Technologies, Inc. warrants for the purchase of common shares. Accordingly, the Company recognized an additional investment of $900 for the warrants issued to bSmart.to Technologies, Inc., and a corresponding amount in additional paid-in capital.

On December 6, 2000, the Company exercised its right under the joint venture agreement to terminate the relationship. As a result, the Company regained complete ownership of the Philadelphia-based operation, including $1,281 in cash and more working capital than originally contributed, 100% ownership in JAS Concepts, Inc., an investment made by the joint venture prior to its dissolution, and consequently, recognized a charge of $2,519 to reduce the investment in the joint venture to its realizable value (zero). The charge is included in impairment of long-lived assets in the statement of operations for the nine months ended December 31, 2000.

During the period August 8, 2000 through December 6, 2000 the Company used the equity method of accounting for this investment and recorded an equity loss of $33 for the nine months ended December 31, 2000. The Company commenced consolidating the results from the Philadelphia-based operation upon regaining a controlling financial interest on December 6, 2000.


                                              Note 8 - Other Current Liabilities
--------------------------------------------------------------------------------

                                                                                       December 31,    December 31,
                                                                                           2001            2000
                                                                                      -------------    -------------
Current  portion of  obligation  due  sellers of an  acquired  business,  net of
  discount for imputed interest ...................................................     $    330         $     83
Accrual for obligations due sellers of acquired businesses ........................          492            1,075
Other accrued liabilities .........................................................        1,252            3,239
                                                                                      -------------    -------------
Total other current liabilities ...................................................     $  2,074         $  4,397
                                                                                      =============    =============

                                            Note 9 - Other Long-Term Liabilities
-------------------------------------------------------------------------------

                                                                                       December 31,     December 31,
                                                                                           2001             2000
                                                                                      -------------    -------------
Long-term  portion of  obligation  due sellers of an acquired  business,  net of
  discount for imputed interest, net of current portion ...........................     $    426         $    868
Lease deposits on sublet properties ...............................................           39               --
                                                                                      -------------    -------------
Total other long-term liabilities .................................................     $    465         $    868
                                                                                      =============    =============

                                       Note 10 - Impairment of Long-lived Assets
--------------------------------------------------------------------------------

In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, the Company considers, among other factors, deterioration of operating performance or a general reduction in demand for services for a sustainable period to be indicators of potential impairment of long-lived assets. The Company has experienced a reduction in demand for its services. As a result of this reduction in demand for its services, the Company recognized a $37,831 goodwill impairment charge in the nine months ended December 31, 2000, as the future discounted cash flows (fair value) of its certain long-lived assets were estimated to be less than the asset's related carrying value. In addition, in the same fiscal period, the Company ceased operating at certain locations as part of a plan to streamline operations and took a $2,100 impairment charge of property and equipment and also took a $2,519 write-off of its investment in bSmart.to (see Note 7).

During the year ended December 31, 2001, the Company continued to experience a further decline in demand for its services and in September 2001, entered into a restructuring plan to further streamline operations in line with its existing revenue stream. In connection with this restructuring, the Company ceased operations at several operating locations and recognized a $1,132 property and equipment impairment charge. This restructuring caused the Company to further test for impairment of long-lived assets, which resulted in a $3,430 property and equipment impairment charge as the future discounted cash flows (fair value) of its property and equipment were estimated to be less than the related carrying value.

                                                Note 11 - Restructuring Programs
--------------------------------------------------------------------------------
In June 1999, as part of the Company's reorganization into practice groups, the Company identified opportunities to align its operating structure by closing certain of its redundant facilities and rationalizing headcount to conform to the Company's new operating structure. Accordingly, the Company adopted a restructuring plan, which resulted in a restructuring charge of $4,920. The charge included provisions for severance of approximately 60 management and operating staff ($3,510) as well as closure costs related to a plan of consolidating certain operating locations ($1,410). The change was originally recorded as an operating expense in June 1999. Upon the Company's decision to discontinue its IT staff augmentation segment the amount was reclassified to discontinued operations, as all charges related to severance or other activities of the discontinued operations (see Note 13).

In December 2000 and September 2001, as part of the Company's efforts to streamline its operations commensurate with its revenue base, the Company identified additional opportunities to reduce its cost structure. Accordingly, the Company adopted a exit plan in accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges" which resulted in a restructuring charge of $1,620 during the nine months ended December 31, 2000 and $2,436 during the year ended December 31, 2001. The December 2000 charge included provisions for severance of approximately 90 management and operating staff ($707) as well as closure costs associated with a plan to consolidate or dispose of certain locations ($913). The September 2001 plan included provisions for severance of approximately 145 management and operating staff ($1,034) as well as closure costs associated with a plan to consolidate or dispose of certain locations ($1,402). The September 2001 plan did not meet the requirements of the aforementioned standards in order to accrue costs as of a commitment date. Therefore, the September 2001 plan costs that did not provide a future benefit were charged to operations when due and payable.

The following summarizes the activity and balances in each restructuring program from inception through December 31, 2001:


                                               June 1999               December 2000              September 2001
                                       ------------------------  -------------------------  ------------------------
                                                     Facilities                 Facilities                Facilities
                                        Severance     Closure     Severance       Closure    Severance     Closure      Total
                                       -----------  -----------  -----------   -----------  -----------  -----------  ---------

Restructuring Charge .................  $  3,510     $  1,410     $     --      $      --     $    --     $     --     $ 4,920
Spending and write-downs .............    (2,636)        (409)          --             --          --           --      (3,045)
                                       -----------  -----------  -----------   -----------  -----------  -----------  ---------
Balance-March 31, 2000 ...............       874        1,001           --             --          --           --       1,875
Restructuring charge .................        --           --          707            913          --           --       1,620
Spending and write-downs .............      (505)          --         (200)            --          --           --        (705)
Release of excess restructuring
   liability .........................      (312)      (1,001)          --             --          --           --      (1,313)
                                       -----------  -----------  -----------   -----------  -----------  -----------  ---------
Balance-December 31, 2000 ............        57           --          507            913          --           --       1,477
Restructuring charge .................        --           --           --             --       1,034        1,402       2,436
Spending and write-downs .............       (57)          --         (507)          (913)     (1,034)        (112)     (2,623)
                                       -----------  -----------  -----------   -----------  -----------  -----------  ---------
Balance-December 31, 2001 ............  $     --     $     --      $    --      $      --     $    --     $  1,290     $ 1,290
                                       ===========  ===========  ===========   ===========  ===========  ===========  =========

                                                          Note 12 - Income Taxes
--------------------------------------------------------------------------------
The income tax provision (benefit) from continuing operations consists of the following:

                                                                         Year Ended        Nine Months Ended        Year Ended
                                                                        December 31,          December 31,           March 31,
                                                                            2001                  2000                 2000
                                                                     -----------------    ------------------    ------------------
Current:
     Federal .................................................       $      (6,264)          $   (12,918)         $     (1,164)
     State ...................................................                  64                   232                     -
                                                                     -----------------       ---------------      ----------------
                                                                            (6,200)              (12,686)               (1,164)
                                                                     -----------------       ---------------      ----------------

Deferred:
     Federal .................................................               2,745                 4,728                (3,059)
     State ...................................................                   -                   281                  (437)
                                                                     -----------------       ---------------      ----------------
                                                                             2,745                 5,009                (3,496)
                                                                     -----------------       ---------------      ----------------

Total provision (benefit) for income taxes ...................       $      (3,455)          $    (7,677)         $     (4,660)
                                                                     =================       ===============      ================

The tax benefits associated with nonqualified stock options reduced taxes currently payable as shown above by $38 for the year ended March 31, 2000. Such tax benefits are credited to additional paid-in capital when realized. No benefits were realized for the fiscal periods ended December 31, 2001 and 2000. In addition to the benefit recorded on continuing operations for the nine months ended December 31, 2000, the Company recorded a tax provision associated with discontinued operations and the gain on the sale of its discontinued operations of $12,744.

Significant components of deferred tax assets and liabilities of the Company are as follows:

                                                                                          December 31,          December 31,
                                                                                              2001                  2000
                                                                                        ----------------      ----------------
Current
Deferred tax assets:
   Allowance for doubtful accounts .............................................        $            207      $            524
   Allowance for officer notes .................................................                     684                   153
   Restructuring liabilities ...................................................                     129                   502
   Accrued vacation ............................................................                     138                   401
   Accrued liabilities .........................................................                     484                   437
   Other .......................................................................                       9                   187
Valuation allowance ............................................................                  (1,651)               (1,339)
                                                                                        ----------------      ----------------
       Net current deferred tax assets .........................................                       -                   865

Non-current
Deferred tax assets:
   Net operating loss carry forwards ...........................................                   5,318                     -
   Goodwill ....................................................................                   3,717                 7,896
   Contract obligations ........................................................                     428                   462
   Depreciation and amortization ...............................................                   1,353                     -
   Restructuring liabilities ...................................................                     373                     -
   Other .......................................................................                     812                   394
Valuation allowance ............................................................                 (12,001)               (5,316)
                                                                                        ----------------      ----------------
       Net non-current deferred tax assets .....................................                       -                 3,436

Deferred tax liabilities:
   Depreciation and amortization ...............................................                       -                (1,556)
       Total deferred tax liabilities ..........................................                       -                (1,556)
                                                                                        ----------------      ----------------
       Net deferred taxes ......................................................        $              -      $          2,745
                                                                                        ================      ================

During the year ended March 31, 2000, the Company decided to dispose of its IT staff augmentation business and recorded a deferred tax asset for $7,190 on the books of its discontinued operations (see Note 13). Upon the ultimate sale of the majority of these operations during the nine months ended December 31, 2000, the Company reclassified this deferred tax asset to continuing operations. During the year ended December 31, 2001, the Company utilized a portion of its net operating losses in a carryback claim, thus resulting in a current benefit. At December 31, 2001, the Company has fully reserved for all net deferred tax assets generated from continuing operations, including net operating losses, due to management's uncertainty of their realizability. The Company will continue to assess the adequacy of and need for the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets will be recognized in the future. The Company had approximately $15,600 of net operating losses carryforwards for U.S. federal tax purposes that will begin expiring in the 2021 tax year.

In the first quarter of 2002, Congress approved the Job Creation and Worker Assistance Act of 2002 (the Act) allowing net operating losses for the Company's fiscal tax year ending March 31, 2002 to be carried back five years. In accordance with SFAS No. 109, the effect of this change in tax law is not reflected in the December 31, 2001 financial statements as changes in tax law must be reflected in the period of enactment. Management expects that its fiscal year 2001 net operating losses reserved for above will become fully realizable during the first quarter 2002 as a result of the enactment of the Act.

The Company's effective income tax rate for its continuing operations varied from the U.S. federal statutory tax rate as follows:

                                                                             Year Ended      Nine Months Ended     Year Ended
                                                                            December 31,       December 31,         March 31,
                                                                                2001               2000               2000
                                                                          ---------------   ------------------  ---------------
U.S. federal statutory rate ............................................         (34.0%)             (34.0%)            (34.0%)
State income taxes, net of federal benefit .............................          (6.0)                0.8               (2.0)
Non-deductible items ...................................................           2.3                11.4                  -
Change in valuation allowance ..........................................          24.7                10.4                  -
Other ..................................................................           0.1                (0.3)               1.0
                                                                          ------------       -------------      -------------
     Effective tax rate ................................................         (12.9%)             (11.7%)            (35.0%)
                                                                          ============       =============      =============

                                               Note 13 - Discontinued Operations
--------------------------------------------------------------------------------
Prior to March 31, 2000, the Company entered into a plan to divest its IT staff augmentation business. The following financial data reflects the net assets at December 31, 2001 and 2000, and the summary of operating results for the year ended December 31, 2001, the nine months ended December 31, 2000, and the year ended March 31, 2000 for these discontinued operations.

Net Assets of Discontinued Operations:

                                                                                                 December 31,       December 31,
                                                                                                     2001               2000
                                                                                               ---------------     --------------
Assets
Accounts receivable, including unbilled accounts of $0 and $375 ................                 $       151         $     3,457
Prepaid expenses and other .....................................................                           -                  51
                                                                                                 -----------         -----------
     Total assets ..............................................................                         151               3,508
                                                                                                 -----------         -----------
Liabilities ....................................................................
Accounts payable ...............................................................                           -                 274
Accrued compensation ...........................................................                           -                 132
Other current liabilities ......................................................                           -                 122
                                                                                                 -----------         -----------
     Total liabilities .........................................................                           -                 528
                                                                                                 -----------         -----------
Net assets of discontinued operations ..........................................                 $       151         $     2,980
                                                                                                 ===========         ===========

Summary of Operating Income (Loss) From Discontinued Operations:

                                                                 Year Ended       Nine Months Ended        Year Ended
                                                                December 31,         December 31,           March 31,
                                                                    2001                 2000                 2000
                                                              ----------------     ----------------     ----------------
  Revenues .................................................  $          3,453     $         69,528     $        233,278
  Cost of services .........................................             2,692               51,464              174,289
                                                              ----------------     ----------------     ----------------
      Gross profit .........................................               761               18,064               58,989
  Impairment of long-lived assets ..........................                 -                    -               20,000
  Restructuring charge .....................................                 -               (1,313)               4,920
  Selling, general and administrative expenses .............               951               17,124               49,475
                                                              ----------------     ----------------     ----------------
      Operating income (loss) ..............................              (190)               2,253              (15,406)
  Other income .............................................                 -                   18                   37
                                                              ----------------     ----------------     ----------------
  Income (loss) before provision for income taxes ..........              (190)               2,271              (15,369)
  Provision (benefit) for income taxes .....................                 -                  816               (5,379)
                                                              ----------------     ----------------     ----------------
  Income (loss) from discontinued operations before
    reclassification to gain on sale of discontinued
    operations .............................................              (190)               1,455               (9,990)
  Reclassification to gain on sale of discontinued
    operations .............................................               190               (1,455)                   -
                                                              ----------------     ----------------     ----------------
  Operating income (loss) from discontinued operations .....  $              -     $              -     $         (9,990)
                                                              ================     ================     ================

On March 31, 2000, the Company committed to a plan to discontinue its IT staff augmentation segment, which was comprised of operating locations throughout the United States of America. The Company's initial intent was to sell the entire segment to one buyer on or about June 30, 2000. Ultimately, the Company sold the segment in three components and abandoned any unsold operations as more fully described below.

On June 30, 2000, the Company sold the majority of its IT staff augmentation business for $116,495 and approximately $10,000 of assumed liabilities. The Company also took responsibility and has reserves for certain aged receivables greater than 90 days.

On July 14, 2000, the Company sold its staff augmentation operations in Orlando for a cash payment of $650 and approximately $385 of assumed liabilities. As of June 30, 2000, the Company has written down goodwill to zero and accrued the anticipated loss on sale as a component of the gain on sale of discontinued operations, during the quarter ended June 30, 2000.

On October 31, 2000, the Company sold its international IT staff augmentation business for a secured promissory note with a face value of $4,459 bearing interest at the prime rate of interest, plus one percent and payable over five years. The Company recorded the secured promissory note at fair value ($3,300), using a market interest rate. Collections under the note agreement will first reduce principal as the ultimate collectibility is uncertain. The goodwill related to this operation was written down to zero during the quarter ended June 30, 2000 based on the preliminary estimate of the entity's net realizable value prior to the sale.

The net gain on the disposal of the IT staff augmentation businesses was $19,541 for the nine months ended December 31, 2000 which includes the proceeds, less the asset value of the businesses sold and the expense of sale, together with the operating income from discontinued operations subsequent to the date management entered into a plan to dispose of the discontinued operations, March 31, 2000.

From March 31, 2000 until the fourth quarter of 2001, the Company held one remaining component in discontinued operations. The Company could not find a buyer for this component and therefore closed the business in the fourth quarter of 2001.

                                                     Note 14 - Lease Commitments
--------------------------------------------------------------------------------
Cotelligent leases various office space and certain equipment under noncancelable lease agreements which expire at various dates. Future minimum rental payments under such leases at December 31, 2001 for the Company's continuing operations are as follows.

                                                              Operating Leases
                                                              ----------------
2002 .....................................................       $    2,991
2003 .....................................................            2,172
2004 .....................................................            1,691
2005 .....................................................            1,105
2006 .....................................................              613
Thereafter ...............................................              150
                                                              ----------------
Total minimum lease payments .............................            8,722
Less: Sublease payments due Cotelligent ..................           (2,295)
                                                              ----------------
Net minimum lease payments ...............................       $     6,427
                                                              ================

Rental expense under these leases for the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000 was $2,601, $3,061 and $3,126, respectively. The rental expense in fiscal 2001 and fiscal 2000 is net of sublease income totaling approximately $355 and $67, respectively.

                                                Note 15 - Employee Benefit Plans
--------------------------------------------------------------------------------
Long-term Incentive Plan
The Company maintains the 1998 Long-Term Incentive Plan (the "1998 Plan") and the 2000 Long-Term Incentive Plan (the "2000 Plan"). The 1998 Plan was adopted as a replacement to the Company's 1995 Long-Term Incentive Plan (the "1995 Plan"). No further awards may be granted under the 1995 Plan, although awards granted prior to the adoption of the 1998 Plan remain outstanding under the 1995 Plan in accordance with their terms. The 2000 Plan is similar to the 1998 Plan, except that (i) awards under the 2000 Plan are to be made primarily to employees who are not officers or directors, (ii) the 2000 Plan does not contain a limit as to the number of shares that may be subject to outstanding awards granted either individually or in the aggregate (whereas the 1998 Plan contains 750,000 per individual annual limit, and aggregate limit of 18% of total outstanding shares), and (iii) incentive stock options (ISOs) cannot be granted under the 2000 Plan. Of the non-qualified options granted to date, a majority are generally exercisable beginning one year from the date of the grant in cumulative yearly amounts of 25% to 33% of the shares under option and all expire ten years from the date of the grant. Under the provisions of the plans, stock-based awards are granted at terms and prices determined by the Long-Term Incentive Plan Committee as defined in each plan.

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

                                                                                          Weighted
                                                                     Option Price         Average
                                                   Number of           Range per          Exercise           Expiration
                                                    Shares              Share               Price               Date
                                              ------------------  -----------------   -----------------  ------------------
Outstanding at March 31, 1999...............      2,574,892          $1.54-$29.00          $16.16             2006-2009
     Granted................................        341,425          $ 4.00-$6.13          $ 5.02             2006-2010
     Exercised..............................        (45,808)         $ 1.54-$9.00          $ 2.60             2006-2009
     Cancelled..............................       (980,216)         $1.54-$29.00          $17.09             2006-2010
                                              ------------------  -----------------   -----------------  ------------------
Outstanding at March 31, 2000...............      1,890,293          $1.54-$29.00          $13.99               2010
     Granted................................      1,459,965          $ 2.56-$6.69          $ 4.25               2010
     Exercised..............................        (900)                $1.54             $ 1.54               2009
     Cancelled..............................     (1,150,642)         $3.44-$29.00          $10.32             2006-2010
                                              ------------------  -----------------   -----------------  ------------------
Outstanding December 31, 2000...............      2,198,716          $1.54-$29.00          $ 9.37             2006-2010
     Granted................................      5,097,732          $ 0.14-$1.13          $ 0.23               2011
     Exercised..............................           -                   -                 -                     -
     Cancelled..............................     (2,215,994)         $0.17-$29.00          $ 9.02             2006-2011
                                              ------------------  -----------------   -----------------  ------------------
Outstanding at December 31, 2001............      5,080,454          $0.14-$27.25          $ 0.35             2006-2011

On March 9, 2001, the Company notified all option holders under the Long-Term Incentive Plan of a stock option exchange program. The exchange program was developed as a way to bring the option exercise prices back in line with the market price for the Company's Common Stock. Completely voluntary on the part of the option holder, the program allows the option holder to exchange existing stock option grants for a new option grant of the same number of options at an exercise price equal to the fair value of the Company's Common Stock as of the date of grant, September 21, 2001. The vesting schedule was not interrupted as a result of the exchange program. The number of options cancelled in the year ended December 31, 2001 include 1,229,714 options surrendered and cancelled on March 16, 2001 in order to participate in the option exchange program. These options surrendered had an option price range per share of $1.04-$23.06. The number of options issued in the year ended December 31, 2001 include 1,169,446 new options granted on September 21, 2001 at $0.25 per share as part of the option exchange program.

The following table summarizes information concerning outstanding and exercisable options at December 31, 2001:

                                                   Weighted
                                                    Average               Weighted
                              Number of            Remaining              Average              Number of             Weighted
      Range of                Options             Contractual            Exercise               Options               Average
   Exercise Price           Outstanding              Life                  Price              Exercisable         Exercise Price
--------------------     -----------------     -----------------     -----------------    ------------------    ------------------
     $0.14-$0.25               4,591,457                   9.77                 $0.19          1,083,612                    $0.24
    $0.30-$16.25                 485,865                   8.90                 $1.77            105,495                    $2.65
    $17.53-$27.25                  3,132                   6.20                $19.84              2,599                   $19.76
--------------------     -----------------     -----------------     -----------------    ------------------    ------------------
    $0.14-$27.25               5,080,454                   9.69                 $0.35          1,191,706                    $0.50
====================     =================     =================     =================    ==================    ==================

Exercisable options at December 31, 2001, December 31, 2000, and March 31, 2000 were 1,191,706, 1,004,512, and 943,571 at exercise prices between $0.14 and $27.25, and weighted average exercise prices of $0.50, $13.72, and $15.79, respectively.

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and the Company continues to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 and FASB Interpretation No. 44 in accounting for its employee stock option plans. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing ("Black-Scholes") model with the following weighted average assumptions for the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000, respectively: (1) risk-free interest rates of 4.67%, 4.77%, and 6.04%, (2) a dividend yield of 0%, (3) volatility factors of the expected market price of the Company's common stock of 193%, 106%, and 89%, and
(4) a weighted average expected life of 4.76, 4.61 years and 4.8 years. The weighted average fair values of options granted during the year ended December 31, 2001, the nine months ended December 31, 2000, and the year ended March 31, 2000 were $0.23, $2.74, and $3.62 per share, respectively.

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

                                                 Year Ended                  Nine Months Ended
                                                December 31,                   December 31,               Year Ended March 31,
                                                    2001                           2000                           2000
                                        -----------------------------  ----------------------------  -----------------------------
                                              As             Pro            As              Pro            As             Pro
                                           Reported         Forma        Reported          Forma        Reported         Forma
                                        -------------  --------------  ----------   ---------------  --------------  -------------
Loss from continuing operations........   $ (23,339)     $ (23,573)      $ (57,708)     $ (63,838)      $ (8,653)      $ (12,771)
Net loss...............................   $ (23,529)     $ (23,763)      $ (38,167)     $ (44,297)     $ (18,643)      $ (22,761)
Loss per share:
   Basic and diluted -
     Loss from continuing operations...       (1.55)         (1.56)          (3.79)         (4.19)         (0.60)          (0.89)
     Net loss .........................       (1.56)         (1.58)          (2.51)         (2.91)         (1.30)          (1.59)

Employee Stock Purchase Plan
The Company's Employee Stock Purchase Plan (the "ESPP") allows eligible employees to purchase shares of the Company's Common Stock at a price equal to 85% of the lower of the closing market price on the first or last trading day of the ESPP's quarter. A total of 950,000 shares of Common Stock have been reserved for issuance under the ESPP. During the year ended December 31, 2001, the nine months ended December 31, 2000, and the year ended March 31, 2000, employees purchased 215,127, 101,719 and 318,802 shares for aggregate proceeds to the Company of $199, $395 and $1,251, respectively.

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


                                                  Note 16 - Stockholders' Equity
--------------------------------------------------------------------------------
Preferred Stock
The Company has authorized 500,000 shares of one class of $0.01 par value Preferred Stock. The Board of Directors has authority, without further vote or action by stockholders, to issue the shares, fix the number of shares and change the number of shares constituting any series, and to provide for or change the voting powers, designations, preferences and relative, participating, optional or other special rights, qualifications, limitations or restrictions thereof, including dividend rights (and whether dividends are cumulative), dividend rates, terms of redemption (including sinking fund provisions), a redemption price or prices, conversion rights and liquidation preferences of the shares constituting any class or series of the Preferred Stock. No Preferred Stock was outstanding at December 31, 2001 or 2000. The Company has no current plans to issue any shares of Preferred Stock.

Common Stock
The Company has authorized 100,000,000 shares of one class of $0.01 par value Common Stock. The holders of Common Stock are entitled to one vote for each share on all matters voted upon by stockholders, including the election of the directors. At December 31, 2001 and 2000, there were 15,514,757 and 15,349,630 shares of Common Stock outstanding, respectively. In May 1998, the Company registered 4 million shares of its Common Stock to be used in connection with merger and acquisition activities. The Company repurchased 644,600 and 238,400 shares of its Common Stock during the year ended December 31, 2001 and the year ended March 31, 2000, respectively. In addition, during the year ended March 31, 2000, the Company negotiated the return of 469,209 shares of Common Stock from the original seller of its Orlando operations pursuant to terms in the original purchase agreement.

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

                                                    Note 17 - Earnings Per Share
--------------------------------------------------------------------------------
Earnings per share is as follows:


                                                           For The Year Ended
                                                            December 31, 2001
                                                ------------------------------------------
                                                                              Per Share
                                                Income (Loss)    Shares         Amount
                                                -------------  ----------    ------------
 Basic/diluted earnings (loss) per share-
 Loss from continuing operations                 $ (23,339)    15,075,546      $(1.55)
 Loss from discontinued operations                    (190)    15,075,546       (0.01)
                                                 -----------     ----------    ------
 Net loss applicable to common shareholders      $ (23,529)    15,075,546      $(1.56)

                                                                   For The Nine Months Ended
                                                                        December 31, 2000
                                                          --------------------------------------------
                                                                                            Per Share
                                                          Income (Loss)      Shares           Amount
                                                          --------------   ------------   ------------
   Basic/diluted earnings (loss) per share-
   Loss from continuing operations                          $   (57,708)    15,230,969     $   (3.79)
   Income from discontinued operations                           19,541     15,230,969          1.28
                                                          --------------   ------------   ------------
   Net loss applicable to common shareholders               $   (38,167)    15,230,969     $   (2.51)


                                                                       For The Year Ended
                                                                         March 31, 2000
                                                          --------------------------------------------
                                                                                            Per Share
                                                          Income (Loss)      Shares           Amount
                                                          --------------   ------------   ------------
   Basic/diluted earnings (loss) per share-
   Loss from continuing operations                          $    (8,653)    14,298,693     $   (0.60)
   Loss from discontinued operations                             (9,990)    14,298,693         (0.70)
                                                          --------------   ------------   ------------
   Net loss applicable to common shareholders               $   (18,643)    14,298,693     $   (1.30)

Options to purchase common shares of 5,080,454, 2,198,716, and 1,890,293 were excluded from the computation of diluted earnings per share for the year ended December 31, 2001, the nine months ended December 31, 2000 and for the year ended March 31, 2000, respectively, due to the loss position of the Company's continuing operations.

                                         Note 18 - Commitments and Contingencies
--------------------------------------------------------------------------------
Employment Agreements
The executive officers have entered into employment agreements with the Company which contain provisions for compensation upon termination without cause or changes in control. Pursuant to such employment agreements, each such officer is eligible to earn bonus compensation payable out of a bonus pool determined by the Board of Directors or its Compensation Committee. Bonuses will be determined by measuring, among other objective and subjective measures, such officer's performance, the performance of the local operation for which such officer has primary responsibility and the Company's performance against targets.

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

                                                   Note 19 - Segment Information
--------------------------------------------------------------------------------
During the year ended March 31, 2000, the Company streamlined its operations into two operating segments, Professional Services, also known as the IT staff augmentation business, and Technology Solutions. The Company subsequently discontinued the IT staff augmentation business. Accordingly, assets, liabilities, results of operations and cash flows have been segregated and reported as discontinued operations for all periods presented and previously reported results have been restated (see Note 13). Within the Technology Solutions segment, the Company continues to provide licensed software, consulting services including custom application software development and outsourcing solutions, solutions in conjunction with national partnerships with leading enterprise application software companies, network design, intranet and internet application design and development, hosting and support service, and IT Education. Management has considered the requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", and has determined that the Company has one continuing operating segment; therefore, no additional disclosure has been provided.

                                  Note 20 - Quarterly Financial Data (Unaudited)
--------------------------------------------------------------------------------
The following is quarterly data for the periods presented on the consolidated statement of operations.

The information in this footnote has been revised from the information previously reported to reflect the Company's restatement of its financial statements for the year ended December 31, 2001 and the nine month transition period ended December 31, 2000. See Note 2 for a description of the restatement.

                                                                              For the Year Ended December 31, 2001
                                                               ------------------------------------------------------------------
                                                                    First           Second             Third           Fourth
                                                                   Quarter          Quarter           Quarter          Quarter
                                                               --------------   --------------     -------------   --------------
   Revenues ..................................................  $    16,022      $    12,073       $    10,187      $     7,165
   Gross profit ..............................................        4,740            3,017             3,152            2,562
   Income (loss) from continuing operations ..................       (1,451)          (6,776)           (9,739)          (5,373)
   Income (loss) from discontinued operations ................         (120)               1              (154)              83
   Net income (loss) .........................................       (1,571)          (6,775)           (9,893)          (5,290)
   Earnings per share:
     Basic -
       Income (loss) from continuing operations ..............  $     (0.09)     $     (0.44)      $     (0.66)     $     (0.36)
       Income (loss) from discontinued operations ............        (0.01)               -             (0.01)            0.01
                                                                -----------      -----------       -----------      -----------
         Net income (loss) ...................................  $     (0.10)     $     (0.44)      $     (0.67)     $     (0.35)
                                                                ===========      ===========       ===========      ===========
     Diluted -
       Income (loss) from continuing operations ..............  $     (0.09)     $     (0.44)      $     (0.66)     $     (0.36)

       Income (loss) from discontinued operations ............        (0.01)               -             (0.01)            0.01
                                                                -----------      -----------       -----------      -----------
         Net income (loss) ...................................  $     (0.10)     $     (0.44)      $     (0.67)     $     (0.35)
                                                                ===========      ===========       ===========      ===========
   Weighted average shares:
     Basic ...................................................   15,349,060       15,273,716        14,824,310       14,852,326
                                                                ===========      ===========       ===========      ===========
     Diluted .................................................   15,349,060       15,273,716        14,824,310       14,852,326
                                                                ===========      ===========       ===========      ===========


                                                                 For the Nine Months Ended December 31, 2000
                                                             ----------------------------------------------------
                                                             First Quarter     Second Quarter      Third Quarter
                                                             -------------     --------------      --------------
   Revenues .............................................    $    23,756        $    22,475         $    19,811
   Gross profit .........................................          7,253              7,571               6,459
   Income (loss) from continuing operations .............         (5,426)            (3,188)            (49,094)
   Income (loss) from discontinued operations ...........         19,118                 40                 383
   Net income (loss) ....................................         13,692             (3,148)            (48,711)
   Earnings per share:
     Basic -
       Income (loss) from continuing operations .........    $     (0.36)       $     (0.21)        $     (3.20)
       Income (loss) from discontinued operations .......           1.26                  -                0.02
                                                             -----------        -----------         -----------
         Net income (loss) ..............................    $      0.90        $     (0.21)        $     (3.18)
                                                             ===========        ===========         ===========
     Diluted -
       Income (loss) from continuing operations .........    $     (0.36)       $     (0.21)        $     (3.20)
       Income (loss) from discontinued operations .......           1.26                  -                0.02
                                                             -----------        -----------         -----------
         Net income (loss) ..............................    $      0.90        $     (0.21)        $     (3.18)
                                                             ===========        ===========         ===========
Weighted average shares:
     Basic ..............................................     15,123,639         15,235,827          15,332,273
                                                             ===========        ===========         ===========
     Diluted ............................................     15,123,639         15,235,827          15,332,273
                                                             ===========        ===========         ===========


The following tables reconcile our previously filed quarterly financial data to the restated quarterly financial data included herein for revisions described more fully in Note 2 (in thousands, except for share data). A summary of the nature of the reconciling items for each quarter has been provided below each table and should be read in conjunction with Note 2.

                                                                  For the Three Months Ended March 31, 2001
                                                            ---------------------------------------------------
                                                            As Previously                                As
                                                              Reported          Adjustments           Restated
                                                            --------------      -----------         -----------
   Revenues .............................................     $   16,022                  -         $    16,022
   Gross profit .........................................          4,740                  -               4,740
   Income (loss) from continuing operations .............         (4,265)             2,814              (1,451)
   Income (loss) from discontinued operations ...........             (6)              (114)               (120)
   Net income (loss) ....................................         (4,271)             2,700              (1,571)
   Earnings per share:
     Basic -
       Income (loss) from continuing operations .........    $     (0.28)                           $     (0.09)
       Income (loss) from discontinued operations .......              -                                  (0.01)
                                                             -----------                            -----------
         Net income (loss) ..............................    $     (0.28)                           $     (0.10)
                                                             ===========                            ===========
     Diluted -
       Income (loss) from continuing operations .........    $     (0.28)                           $     (0.09)
       Income (loss) from discontinued operations .......              -                                  (0.01)
                                                             -----------                            -----------
         Net income (loss) ..............................    $     (0.28)                           $     (0.10)
                                                             ===========                            ===========
   Weighted average shares:
     Basic ..............................................     15,349,060                             15,349,060
                                                             ===========                            ===========
     Diluted ............................................     15,349,060                             15,349,060
                                                             ===========                            ===========

Loss from continuing operations was reduced as a result of revising amortization expense and equity method losses for the equity investment in alliance partner, expensing capitalized software development costs, reversing interest income on notes from officers and shareholders, expensing selling, general and administrative costs recorded against the divesture liability, recording payments received on note receivable from acquirer of discontinued operations as principal reduction instead of interest income, recording interest expense on a contractual obligation due to sellers of an acquired business, allocation of a tax benefit originally reported in the month of December 2001 to March 2001, the quarter in which the tax year ended and the corresponding benefit applied, and revising other less significant book keeping items.

Loss from discontinued operations was increased for bad debt expense related to accounts receivable of the discontinued operations, revising the tax provision for the items described in Note 2, and adjusting other less significant book keeping items.

                                                                                     For the Three Months Ended June 30, 2001
                                                                                ---------------------------------------------
                                                                                As Previously                          As
                                                                                   Reported         Adjustments     Restated
                                                                                -------------       -----------     --------

   Revenues ....................................................................     $12,073                -         $12,073
   Gross profit ................................................................       3,017                -           3,017
   Income (loss) from continuing operations ....................................      (6,017)            (759)         (6,776)
   Income (loss) from discontinued operations ..................................          23              (22)              1
   Net income (loss) ...........................................................      (5,994)            (781)         (6,775)
   Earnings per share:
     Basic -
       Income (loss) from continuing operations ................................     $ (0.39)                         $ (0.44)
       Income (loss) from discontinued operations ..............................        0.00                                -
                                                                                  ----------                       ----------
         Net income (loss) .....................................................     $ (0.39)                         $ (0.44)
                                                                                  ==========                       ==========
     Diluted -
       Income (loss) from continuing operations ................................     $ (0.39)                         $ (0.44)
       Income (loss) from discontinued operations ..............................        0.00                                -
                                                                                  ----------                       ----------
         Net income (loss) .....................................................     $ (0.39)                         $ (0.44)
                                                                                  ==========                       ==========
   Weighted average shares:
     Basic .....................................................................  15,273,716                       15,273,716
                                                                                  ==========                       ==========
     Diluted ...................................................................  15,273,716                       15,273,716
                                                                                  ==========                       ==========


The nature of the items increasing loss from continuing operations and decreasing income from discontinued operations was primarily the same as in the three months ended March 31, 2001, except for a restructuring charge that increased selling, general and administrative expense, and not recording a tax benefit recorded in the three months ended March 31, 2001.

                                                                                 For the Three Months Ended September 30, 2001
                                                                                ----------------------------------------------
                                                                                As Previously                          As
                                                                                   Reported         Adjustments     Restated
                                                                                -------------       -----------     --------

   Revenues ....................................................................     $10,187                -         $10,187
   Gross profit ................................................................       3,152                -           3,152
   Income (loss) from continuing operations ....................................      (7,905)          (1,834)         (9,739)
   Income (loss) from discontinued operations ..................................         (49)            (105)           (154)
   Net income (loss) ...........................................................      (7,954)          (1,939)         (9,893)
   Earnings per share:
     Basic -
       Income (loss) from continuing operations ................................     $ (0.54)                           (0.66)
       Income (loss) from discontinued operations ..............................        0.00                            (0.01)
                                                                                  ----------                       ----------
         Net income (loss) .....................................................     $ (0.54)                           (0.67)
                                                                                  ==========                       ==========
     Diluted -
       Income (loss) from continuing operations ................................     $ (0.54)                           (0.66)
       Income (loss) from discontinued operations ..............................        0.00                            (0.01)
                                                                                  ----------                       ----------
         Net income (loss) .....................................................     $ (0.54)                           (0.67)
                                                                                  ==========                       ==========
   Weighted average shares:
     Basic .....................................................................  14,824,310                       14,824,310
                                                                                  ==========                       ==========
     Diluted ...................................................................  14,824,310                       14,824,310
                                                                                  ==========                       ==========

The nature of the items increasing loss from continuing operations and discontinued operations was the same as in the three months ended March 31, 2001, except for reversing a restructuring charge, reducing the valuation allowance on accounts receivable, recording a legal settlement to selling, general and administrative expense, and not recording a tax benefit recorded in the three months ended March 31, 2001.

                                                                                   For the Three Months Ended December 31, 2001
                                                                                -------------------------------------------------
                                                                                As Previously                               As
                                                                                  Reported           Adjustments         Restated
                                                                                -------------        -----------         --------
   Revenues ...................................................................     $7,619               (454)            $ 7,165
   Gross profit ...............................................................      3,016               (454)              2,562
   Income (loss) from continuing operations ...................................      2,552             (7,925)             (5,373)
   Income (loss) from discontinued operations .................................          -                 83                  83
   Net income (loss) ..........................................................      2,552             (7,842)             (5,290)
   Earnings per share:
     Basic -
       Income (loss) from continuing operations ...............................     $ 0.17                                $ (0.36)
       Income (loss) from discontinued operations .............................       0.00                                   0.01
                                                                                ----------                             ----------
         Net income (loss) ....................................................     $ 0.17                                $ (0.35)
                                                                                ==========                             ==========
     Diluted -
       Income (loss) from continuing operations ...............................     $ 0.17                                $ (0.36)
       Income (loss) from discontinued operations .............................       0.00                                   0.01
                                                                                ----------                             ----------
         Net income (loss) ....................................................     $ 0.17                                $ (0.35)
                                                                                ==========                             ==========
   Weighted average shares:
     Basic .................................................................... 14,852,326                             14,852,326
                                                                                ==========                             ==========
     Diluted .................................................................. 14,852,326                             14,852,326
                                                                                ==========                             ==========

The nature of the items increasing loss from continuing operations and increasing income from discontinued operations was primarily the same as in the three months ended March 31, 2001, except for reducing selling, general and administrative expense for the over accrual of accounts payable, accrued compensation, and other accrued liabilities, deferring revenue to accurately reflect the progress on certain fixed price consulting contracts, expensing selling, general and administrative costs charged against the restructuring liability, recording an impairment on property and equipment, and not recording a tax benefit recorded in the three months ended March 31, 2001.

                                                                                    For the Three Months Ended June 30, 2000
                                                                                -------------------------------------------------
                                                                                As Previously                               As
                                                                                  Reported           Adjustments         Restated
                                                                                -------------        -----------         --------
   Revenues ...................................................................    $23,753                  -             $23,756
   Gross profit ...............................................................      7,253                  -               7,253
   Income (loss) from continuing operations ...................................     (5,130)              (296)             (5,426)
   Income (loss) from discontinued operations .................................      6,011             13,107              19,118
   Net income (loss) ..........................................................        881             12,811              13,692
   Earnings per share:
     Basic -
       Income (loss) from continuing operations ...............................      (0.34)                               $ (0.36)
       Income (loss) from discontinued operations .............................       0.40                                   1.26
                                                                                ----------                             ----------
         Net income (loss) ....................................................    $  0.06                                $  0.90
                                                                                ==========                             ==========
     Diluted -
       Income (loss) from continuing operations ...............................    $ (0.34)                               $ (0.36)
       Income (loss) from discontinued operations .............................       0.40                                   1.26
                                                                                ----------                             ----------
         Net income (loss) ....................................................    $  0.06                                $  0.90
                                                                                ==========                             ==========
   Weighted average shares:
     Basic .................................................................... 15,123,639                             15,123,639
                                                                                ==========                             ==========
     Diluted .................................................................. 15,124,960                             15,123,639
                                                                                ==========                             ==========

Loss from continuing operations was reduced as a result of expensing selling, general and administrative expense recorded against the divesture liability, expensing prepaid assets that are not recoverable, correcting continuing operation expenses recorded against the gain on sale of discontinued operations, expensing period costs recorded against the divestiture and restructuring accruals, reducing restructuring expense for the over accrual of restructuring liabilities, revising the tax provision for continuing operations, and adjusting other less significant book keeping items.

Income from discontinued operations was increased for revising continuing operating expenses recorded against the gain on sale of discontinued operations, increasing the gain on sale for the over accrual of the divestiture liability, revising the tax provision for discontinued operations, and adjusting other less significant book keeping items.

                                                                                  For the Three Months Ended September 30, 2000
                                                                                ---------------------------------------------------
                                                                                 As Previously                               As
                                                                                   Reported           Adjustments         Restated
                                                                                 -------------        -----------         --------
   Revenues ....................................................................    $22,475                   -             $22,475
   Gross profit ................................................................      7,571                   -               7,571
   Income (loss) from continuing operations ....................................     (2,856)               (332)             (3,188)
   Income (loss) from discontinued operations ..................................        148                (108)                 40
   Net income (loss) ...........................................................     (2,708)               (440)             (3,148)
   Earnings per share:
     Basic -
       Income (loss) from continuing operations ................................    $ (0.19)                                $ (0.21)
       Income (loss) from discontinued operations ..............................       0.01                                       -
                                                                                 ----------                              ----------
         Net income (loss) .....................................................    $ (0.18)                                $ (0.21)
                                                                                 ==========                              ==========
     Diluted -
       Income (loss) from continuing operations ................................    $ (0.19)                                $ (0.21)
       Income (loss) from discontinued operations ..............................       0.01                                       -
                                                                                 ----------                              ----------
         Net income (loss) .....................................................    $ (0.18)                                $ (0.21)
                                                                                 ==========                              ==========
   Weighted average shares:
     Basic ..................................................................... 15,235,827                              15,235,827
                                                                                 ==========                              ==========
     Diluted ................................................................... 15,235,827                              15,235,827
                                                                                 ==========                              ==========


Loss from continuing operations was increased overall as a result of expensing selling, general and administrative costs recorded against the divesture liability, revising amortization expense for the equity investment in alliance partner, revising the tax provision related to continuing operations, and revising other less significant book keeping items.

Income from discontinued operations decreased overall as a result of writing off uncollectible accounts receivable of the discontinued operations, revising the tax provision for discontinued operations, and revising other less significant book keeping items.

                                                                                   For the Three Months Ended December 31, 2000
                                                                                ---------------------------------------------------
                                                                                 As Previously                               As
                                                                                   Reported           Adjustments         Restated
                                                                                 -------------        -----------         --------
   Revenues ....................................................................   $ 20,064                (253)           $ 19,811
   Gross profit ................................................................      6,584                (125)              6,459
   Income (loss) from continuing operations ....................................    (47,050)             (2,044)            (49,094)
   Income (loss) from discontinued operations ..................................      6,693              (6,310)                383
   Net income (loss) ...........................................................    (40,357)             (8,354)            (48,711)
   Earnings per share:
     Basic -
       Income (loss) from continuing operations ................................   $  (3.07)                               $  (3.20)
       Income (loss) from discontinued operations ..............................       0.44                                    0.02
                                                                                 ----------                              ----------
         Net income (loss) .....................................................   $  (2.63)                               $  (3.18)
                                                                                 ==========                              ==========
     Diluted -
       Income (loss) from continuing operations ................................   $  (3.07)                               $  (3.20)
       Income (loss) from discontinued operations...............................       0.44                                    0.02
                                                                                 ----------                              ----------
         Net income (loss) .....................................................   $  (2.63)                               $  (3.18)
                                                                                 ==========                              ==========
   Weighted average shares:
     Basic ..................................................................... 15,332,273                              15,332,273
                                                                                 ==========                              ==========
     Diluted ................................................................... 15,332,273                              15,332,273
                                                                                 ==========                              ==========

Loss from continuing operations and income from discontinued operations were impacted by the items listed in Note 2 for the nine months ended December 31, 2000.

                                            Note 21 - Related Party Transactions
--------------------------------------------------------------------------------
Notes Receivable From Officers and Stockholder

The Company has notes receivable due from certain Officers and a former Officer of the Company. At December 31, 2000, the notes included $683 due from the Chief Executive Officer to cover margin calls, $516 due from the Chief Operating Officer for relocation assistance ($83) and to cover margin calls ($433), and $504 due from a former Chief Operating Officer to cover margin calls. The notes are unsecured except for the notes due from the former Officer of the Company, which are secured by the principal residence of that individual. The notes, although due on demand, were issued with original due dates in 2000 and 2001. The notes due from the Chief Executive Officer and the Chief Operating Officer were extended by a vote of the Compensation Committee of the Board of Directors on October 29, 2001 for three years to October 29, 2004. There is also acceleration on payment of the Chief Executive Officer's and Chief Operating Officer's notes should the Company's stock reach certain sustained target values.

During the nine months ended December 31, 2000, the Company provided a valuation allowance against all the notes receivable related to the margin calls because the Company's market price for its Common Stock has remained beneath levels that would result in repayment for an extended period of time. In addition, a valuation allowance was provided against a relocation loan upon extension of the due date of the loan.

Investment in Alliance Partner

During 2000 and 2001, the Company engaged White Horse Interactive, to provide design services in connection with the Company's Web site and paid White Horse Interactive $204 and $182 in 2000 and 2001, respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

                                    PART III

Item 10 - Directors and Executive Officers of the Registrant
Pursuant to the Company's Certificate of Incorporation and By-laws, the Board of Directors is divided into three classes, Class I, Class II and Class III, serving staggered three-year terms. One class of directors is elected at each annual meeting of stockholders to serve for the following three years. Currently there are two Class I directors whose terms will expire at the Annual Meeting, two Class II directors whose terms expire in 2003 and one Class III director whose term expires in 2004. The Company's Certificate of Incorporation provides that the classes of directors shall be as nearly equal in number as possible.

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

Debra J. Richardson is 47 years old, and joined the Company as a director on August 8, 2001. Dr. Richardson joined the faculty at UC Irvine in 1987, where she researches formal quality analysis and testing methods, had developed leading edge tools, and worked with several companies in adopting technology to improve the quality of critical software systems. She is currently director of the Microelectronics Innovation and Computer Research Opportunities (MICRO), one of the University of California's Industry-Cooperative Research Programs, and is a founding member of the UC Institute for Software Research. Dr. Richardson holds the Ted and Janice Smith Family Foundation Endowed Chair. Dr. Richardson earned a Doctorate of Philosophy and a Master of Science in Computer and Information Science from the University of Massachusetts, Amherst, and received a Bachelor of Arts degree in mathematics from Revelle College of the University of California, San Diego.

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

Item 11 - Executive Compensation
The following table sets forth certain information regarding the compensation earned by or awarded to the Chief Executive Officer and remaining executive officers of the Company for the fiscal year ended December 31, 2001, the twelve month period ended December 31, 2000 and the fiscal year ended March 31, 2000.

Summary Compensation Table

                                                                                                                      Long Term
                                                                                                                     Compensation
                                         Annual Compensation                                                            Awards

                                              Fiscal                                                                   Options/
Name and Principal Position                   Year             Salary($) (2)      Bonus($)        Other($)             SARs(#)
------------------------------------------------------------------------------------------------------------------------------------

                                              2001                   361,166             0          18,000(3)                      0
James R. Lavelle ............................ 2000(1)                450,000             0          18,000(3)                      0
  Chairman and Chief Executive Officer        2000                   450,000             0          18,000(3)                      0
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------

Daniel E. Jackson ........................... 2001                   302,120             0          18,000(3)                      0
  President and Chief Operating Officer       2000(1)                375,000             0           5,470(4)
                                                                                                    18,000(3)                      0
                                              2000                   368,750             0           5,470(4)
                                                                                                    18,000(3)                      0
                                                                                                     5,470(4)
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Curtis J. Parker ............................ 2001                   166,500             0                  0                227,500
  Executive Vice President, Chief             2000(1)                175,000       100,000                  0                 25,000
  Financial Officer, Treasurer and            2000                   160,000             0                  0                      0
  Assistant Secretary
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------

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

OPTIONS GRANTED IN THE FISCAL YEAR ENDED DECEMBER 31, 2001
The following table sets forth, as to the executive officers named in the Summary Compensation Table, information related to the grant of stock options pursuant to the Company's 1998 Long-Term Incentive Plan during the fiscal year ended December 31, 2001.

                                      Individual Grants
                                      ----------------------------------------------------------------------------------------------
                                          Number of       Percentage of Total      Exercise or Base     Potential Realizable Value
                                          Securities       Options Granted to       Price Per Share       At Assumed Annual Rates
                                          Underlying        Employees in the          ($/Share)(1)      of Stock Price Appreciation
                 Name                      Options         fiscal year ended                               For Option Term ($)(2)
                                           Granted          December 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                             5%            10%
                                                                                                       --------------  -------------
James R. Lavelle                            400,000(3)                      7.8%               $0.25           62,889        159,374
Daniel E. Jackson                           250,000(4)                      4.9%               $0.25           39,306         99,609
Curtis J. Parker                             47,500(5)                      0.9%               $0.25            7,468         18,926
Curtis J. Parker                                10,000                      0.2%               $0.88            5,534         14,025
Curtis J. Parker                                17,500                      0.3%               $0.81            8,915         22,591
Curtis J. Parker                               200,000                      3.9%               $0.17           21,382         54,187

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

VALUE OF OPTIONS AT DECEMBER 31, 2001

                                   Number of                   Number of Securities Underlying
                                     Shares        Value          Unexercised Options Held               Value of Unexercised
                                    Acquired      Realized          at December 31, 2001                 In-the-Money Options
                                  On Exercise       ($)                                              at December 31, 2001 ($) (1)
                                ----------------------------------------------------------------------------------------------------
Name                                                            Exercisable       Unexercisable     Exercisable     Unexercisable
--------------------------------                            ------------------------------------------------------------------------
James R. Lavelle                       0             0            400,000                    0         4,000                  0
Daniel E. Jackson                      0             0            250,000                    0         2,500                  0
Curtis J. Parker                       0             0             78,125              221,875           463             18,013

(1) Options are "in-the-money" if the closing market price of the Company's Common Stock exceeds the exercise price of the options. The value of the unexercised options represents the difference between the exercise price of such options and the closing market price ($0.26) of the Company's Common Stock on the OTC Bulletin Board on December 31, 2001.

Item 12 - Security Ownership of Certain Beneficial Owners and Management
The following table sets forth as of April 24, 2002 information regarding the beneficial ownership of the Common Stock of the Company by (i) each person known to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each of the Company's directors, (iii) each named executive officer and each officer named in the Summary Compensation Table and (iv) all executive officers and directors as a group. All persons listed have an address c/o the Company's principal executive offices and have sole voting and investment power with respect to their shares unless otherwise indicated.

                                                                                                       Shares Beneficially Owned
                                                                                                     -----------------------------
Name                                                                                                     Number         Percent
---------------------------------------------------------------------------------------------------- --------------  -------------
James R. Lavelle (1) ...............................................................................   1,305,308            8.1%
Daniel E. Jackson (2) ..............................................................................   1,099,473            6.9%
FMR Corp. (3) ......................................................................................   1,000,000            6.7%
Anthony M. Frank (4) ...............................................................................     174,656            1.2%
Edward E. Faber (5) ................................................................................     146,356            1.0%
Curtis J. Parker (6) ...............................................................................      84,117               *
Debra J. Richardson (7) ............................................................................       5,000               *
All executive officers and directors as a group (6 persons) (8) ....................................   2,814,910           15.9%

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

Item 13 - Certain Relationships and Related Transactions
The following is information with respect to certain relationships and related transactions between directors and officers, on the one hand, and the Company, on the other hand.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as a part of the Annual Report on Form 10-K:

1.   Financial Statements                                                                                 Form 10-K Page No.
     --------------------                                                                                 ------------------
    Report of Independent Public Accountants'                                                                    27-28

    Condensed Consolidated Balance Sheets at December 31, 2001 and 2000                                            29

    Condensed Consolidated Statements of Operations for the year ended December 31, 2001,
         the nine months ended December 31, 2000 and the year ended March 31, 2000                                 30

    Condensed Consolidated Statements of Stockholders' Equity for the year ended
         December 31, 2001, the nine months ended December 31, 2000 and the year
         ended March 31, 2000                                                                                      31

    Condensed Consolidated Statements of Cash Flows for the year ended December 31, 2001,
         the nine months ended December 31, 2000 and the year ended March 31, 2000                                32-33

    Notes to Condensed Consolidated Financial Statements                                                          34-60

2.  The following is a list of all Exhibits filed as part of this report.
    Exhibit 11.1 is omitted because the information is included in Note 16 to Consolidated Financial Statements, page 43.

      EXHIBIT NO.                                                  DESCRIPTION
      -----------                                                  -----------
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

        10.3      Employment Agreement, dated as of December 19, 2000, between Cotelligent, Inc. and Curtis J. Parker *, ***

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

10.13 Cotelligent 2000 Long-Term Incentive Plan (Exhibit 10.19 of the Company's Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on April 2, 2001 is hereby incorporated by reference)

21.1  Subsidiaries of the registrant ***

23.1  Consent of KPMG LLP **

24.1  Power of attorney as reflected on signatures page included herewith **

99.1  Letter pursuant to temporary note 3T***

99.2  Certification pursuant to 18 U.S.C. Section 1350, or adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002**

99.3  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002**

(b)   Reports on Form 8-K
      Current Report on Form 8-K dated December 6, 2000, filed with the SEC on January 3, 2001

* Management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K.

**    Filed herewith.

***   Previously filed

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California on the 5th day of December, 2002.

                                                       COTELLIGENT, INC.

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

            Signature                                 Capacity                                     Date
            ---------                                 --------                                     ----
/s/ James R. Lavelle
-------------------------------
James R. Lavelle                        Chairman of the Board of Directors, Director and     December 5, 2002
                                        Chief Executive Officer (Principal Executive
                                        Officer)

/s/ Curtis J. Parker
-------------------------------
Curtis J. Parker                        Executive Vice President, Chief Financial Officer    December 5, 2002
                                        (Principal Financial and Accounting Officer)

/s/ Anthony M. Frank
-------------------------------
Anthony M. Frank                        Director                                             December 5, 2002

/s/ Debra J. Richardson
-------------------------------
Debra J. Richardson                     Director                                             December 5, 2002

                     Certifications Pursuant to Section 302
                        of the Sarbanes-Oxley Act of 2002

I, James R. Lavelle, certify that:

1. I have reviewed this amended Annual Report on Form 10-K/A of Cotelligent,
Inc.;

2. Based on my knowledge, this amended Annual Report on Form 10-K/A does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended Annual Report on Form 10-K/A and;

3. Based on my knowledge, the financial statements, and other financial information included in this amended Annual Report on Form 10-K/A, fairly present in all material respects the financial condition, results of operations and cash flows of Cotelligent, Inc. as of, and for, the periods presented in this amended Annual Report on Form 10-K/A.

Date: December 5, 2002



                               /S/ James. R. Lavelle
                               ---------------------
                               James R. Lavelle
                               Chairman of the Board and Chief Executive Officer

                     Certifications Pursuant to Section 302
                        of the Sarbanes-Oxley Act of 2002

I, Curtis J. Parker, certify that:

1. I have reviewed this amended Annual Report on Form 10-K/A of Cotelligent,
Inc.;

2. Based on my knowledge, this amended Annual Report on Form 10-K/A does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment No. 3 to Annual Report on Form 10-K/A and;

3. Based on my knowledge, the financial statements, and other financial information included in this amended Annual Report on Form 10-K/A, fairly present in all material respects the financial condition, results of operations and cash flows of Cotelligent, Inc. as of, and for, the periods presented in this amended Annual Report on Form 10-K/A.

Date: December 5, 2002

                                             /s/ Curtis J. Parker
                                             --------------------
                                             Curtis J. Parker
                                             Executive Vice President and Chief
                                             Financial Officer