Form 10-Q/A
period 2002-03-31
COTELLIGENT INC
filed 2003-01-07
CIK 1004963

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-Q/A
                                (Amendment No. 1)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period from       to
                                                 -----    ----

                                   ----------

                         Commission File Number 0-27412

                                COTELLIGENT, INC.

       Delaware                                                      94-3173918
(State of incorporation)                                             (I.R.S. ID)

                 100 Theory, Suite 200, Irvine, California 92612

                                 (949) 823-1600

   (Former name, former address and former fiscal year, if changed since last report)

              44 Montgomery Street, San Francisco, California 94104

                                 (415) 439-6400

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ]   No [X]

   At May 10, 2002, there were 14,900,891 shares of common stock outstanding.

================================================================================

                                Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2002 is being filed for the purpose of amending and restating Items 1 and 2 of Part I of our Quarterly Report on Form 10-Q to reflect the restatement of our condensed consolidated balance sheets as of March 31, 2002 and December 31, 2001 and our condensed consolidated statements of operations and cash flows for the three months ended March 31, 2002 and 2001. We have made no further changes to the previously filed Quarterly Report on Form 10-Q. All information in this Amendment No. 1 to Quarterly Report on Form 10-Q/A is as of March 31, 2002 and does not reflect any subsequent information or events other than this restatement.

                                COTELLIGENT, INC.

                                      INDEX

                                                                            Page
                                                                            ----

                         Part I - Financial Information

Item 1. Financial Statements

Cotelligent, Inc.
        Condensed Consolidated Balance Sheets at March 31, 2002 and
           December 31, 2001                                                  4

        Condensed Consolidated Statements of Operations for the
           Three Months Ended March 31, 2002 and 2001                         5

        Condensed Consolidated Statements of Cash Flows for the
           Three Months Ended March 31, 2002 and 2001                         6

        Notes to Condensed Consolidated Financial Statements                  7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                14

                           Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K                                     18

Signature                                                                    19

Exhibits                                                                     22

Item 1. Financial Statements

This Amendment No. 1 to Quarterly Report on Form 10-Q/A restates our condensed consolidated balance sheets as of March 31, 2002 and December 31, 2001 and our condensed consolidated statements of operations and cash flows for the three months ended March 31, 2002 and March 31, 2001, all as more fully described in
Note 2 to the Company's condensed consolidated financial statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                             Restated      Restated
                                                                             March 31,   December 31,
                                                                               2002          2001
                                                                             ---------   ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents .............................................    $ 23,110     $ 18,778
   Refundable income taxes ...............................................       7,875        7,008
   Accounts receivable, including unbilled accounts of $992 and $1,627 and net of allowance for doubtful accounts of $685 and $533,
      respectively .......................................................       3,920        5,693
   Current assets of discontinued operations .............................         151          151
   Notes receivable from officers and stockholder, net of valuation
      allowance of $1,703 ................................................          --           --
   Current portion of note receivable from acquirer of discontinued
      operation ..........................................................         940          835
   Prepaid expenses and other current assets .............................         932          806
                                                                              --------     --------
      Total current assets ...............................................      36,928       33,271
Property and equipment, net ..............................................           6           --
Note receivable from acquirer of discontinued operation ..................       1,339        1,564
Equity investment in alliance partner ....................................         689          847
Other assets .............................................................         350          398
                                                                              --------     --------
      Total assets .......................................................    $ 39,312     $ 36,080
                                                                              ========     ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ......................................................    $  1,274     $  1,651
   Accrued compensation and related payroll liabilities ..................       1,930        2,144
   Restructuring liabilities .............................................         208          331
   Deferred revenue ......................................................         424          874
   Other accrued liabilities .............................................       2,125        2,074
                                                                              --------     --------
      Total current liabilities ..........................................       5,961        7,074
Restructuring liabilities, net of current portion ........................         862          959
Other long-term liabilities, net of current portion ......................         359          465
Income tax payable .......................................................       2,618        2,618
                                                                              --------     --------
      Total liabilities ..................................................       9,800       11,116

Stockholders' equity:
   Preferred Stock, $0.01 par value; 500,000 shares authorized, no
      shares issued or outstanding .......................................          --           --
   Common Stock, $0.01 par value; 100,000,000 shares authorized,
      15,545,491 and 15,514,757 shares issued, respectively ..............         155          155
   Additional paid-in capital ............................................      86,666       86,662
   Notes receivable from stockholders ....................................      (6,193)      (6,193)
   Accumulated deficit ...................................................     (50,616)     (55,160)
   Treasury Stock ........................................................        (500)        (500)
                                                                              --------     --------
      Total stockholders' equity .........................................      29,512       24,964
                                                                              --------     --------
      Total liabilities and stockholders' equity .........................    $ 39,312     $ 36,080
                                                                              ========     ========

     See accompanying notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)

                                                                                     Restated
                                                                           Three Months Ended March 31,
                                                                           ----------------------------
                                                                                2002           2001
                                                                             -----------   -----------
Revenues ...............................................................     $     5,873   $    16,596
Cost of services .......................................................           3,768        11,856
                                                                             -----------   -----------
   Gross profit ........................................................           2,105         4,740
Research and development costs .........................................             219           106
Selling, general and administrative expenses ...........................           4,613         9,726
                                                                             -----------   -----------
Operating loss .........................................................          (2,727)       (5,092)
Other income (expense):
   Interest expense ....................................................             (47)          (30)
   Interest income .....................................................              76           362
   Other ...............................................................            (158)         (145)
                                                                             -----------   -----------
      Total other income (expense) .....................................            (129)          187
                                                                             -----------   -----------
      Loss from continuing operations before income taxes ..............          (2,856)       (4,905)
      Benefit for income taxes .........................................           7,400         3,454
                                                                             -----------   -----------
Income (loss) from continuing operations ...............................           4,544        (1,451)
   Gain (loss) on sale of discontinued operations, net of income tax
      expense of $0 and $0 .............................................              --          (120)
                                                                             -----------   -----------
   Net income (loss) ...................................................     $     4,544   $    (1,571)
                                                                             ===========   ===========
Earnings (loss) per share:
   Basic -
   Income (loss) from continuing operations ............................     $      0.31   $     (0.09)
   Income (loss) from discontinued operations ..........................              --         (0.01)
                                                                             -----------   -----------
   Net income (loss) ...................................................     $      0.31   $     (0.10)
                                                                             ===========   ===========
   Diluted -
   Income (loss) from continuing operations ............................     $      0.27   $     (0.09)
   Income (loss) from discontinued operations ..........................              --         (0.01)
                                                                             -----------   -----------
   Net income (loss) ...................................................     $      0.27   $     (0.10)
                                                                             ===========   ===========
Weighted average number of shares outstanding:
   Basic ...............................................................      14,890,646    15,349,060
   Diluted .............................................................      16,925,314    15,349,060

     See accompanying notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                 Restated
                                                                                       Three Months Ended March 31,
                                                                                       ----------------------------
                                                                                              2002      2001
                                                                                            -------   -------
Cash flows from operating activities:
   Income (loss) from continuing operations ........................................        $ 4,544   $(1,451)
   Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
      Equity loss from investment in alliance partner ..............................            158       152
      Depreciation and amortization ................................................             --       786
      Provision for doubtful accounts ..............................................            152       676
      Deferred taxes, net ..........................................................         (7,400)    2,745
      Changes in current assets and liabilities:
         Accounts receivable .......................................................          1,621     6,050
         Prepaid expenses and other current assets .................................           (126)   (1,164)
         Accounts payable and accrued liabilities ..................................           (866)   (1,601)
         Deferred revenue ..........................................................           (450)      (74)
         Income taxes, net .........................................................          6,533    (6,198)
         Other assets ..............................................................             48        --
                                                                                            -------   -------
   Cash provided by (used for) operating activities ................................          4,214       (79)
Cash flows from investing activities:
   Payments received on note from acquirer of discontinued operations ..............            120       106
   Purchases of property and equipment .............................................             (6)      (55)
                                                                                            -------   -------
   Cash provided by investing activities ...........................................            114        51
Cash flows from financing activities:
   Payments on capital lease obligations ...........................................             --        15
   Net proceeds on issuance of stock ...............................................              4       148
                                                                                            -------   -------
   Cash provided by financing activities ...........................................              4       163
Cash flow used for discontinued operations .........................................             --       (35)
                                                                                            -------   -------
Net increase in cash ...............................................................          4,332       100
Cash at beginning of period ........................................................         18,778    26,500
                                                                                            -------   -------
Cash at end of period ..............................................................        $23,110   $26,600
                                                                                            =======   =======
Supplemental disclosures of cash flow information:
   Interest paid ...................................................................        $    20   $    30
   Income taxes paid (refunded) ....................................................        $(6,533)  $    20
   Return of common stock previously issued to employee for note receivable ........        $    --   $   175


     See accompanying notes to condensed consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollar amounts in thousands)

Note 1 - Business Organization and Basis of Presentation

Cotelligent, Inc. ("Cotelligent" or the "Company"), a Delaware corporation, provides software consulting services to businesses with complex information technology ("IT") operations and also provides maintenance, support and contract services on software products it licenses. These financial statements include the accounts of Cotelligent, Inc. and its subsidiaries.

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

Note 2 - Restatement

The Company has restated its consolidated balance sheets as of December 31, 2001 and 2000 and its consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2001 and the nine months ended December 31, 2000. Additionally, the Company restated the quarterly financial data for each three month period within the year ended December 31, 2001 and nine months ended December 31, 2000. The restated consolidated financial statements and quarterly financial data, along with a description of the items causing the restatement, appear in the Company's Amendment No. 3 to Annual Report on Form 10-K/A for the year ended December 31, 2001, filed with the Securities and Exchange Commission on December 9, 2002.

As a result of the restatement of the Company's consolidated financial statements and quarterly financial data described above, the Company has also restated the condensed consolidated balance sheet as of March 31, 2002 and the condensed consolidated statement of operations and cash flows for the three months ended March 31, 2002 for the items described below.

Quarter Ended March 31, 2002

Accumulated Prior Period Adjustments

The March 31, 2001 consolidated balance sheet was restated to give effect to the accumulated prior period adjustments related to the December 31, 2001 and 2000 restatement described above.

Notes Receivable from Officers and Stockholders

The Company provided a complete valuation allowance against notes receivable from officers and stockholders prior to December 31 2001. Interest income originally recorded in 2002 on the notes was reversed, as collectibility was not reasonably assured.

Capitalized Software Development Costs

Capitalized software costs were written off to research and development costs prior to December 31, 2001 because the Company had not met the technological feasibility requirements of SFAS No. 86. Amortization expense originally recorded to cost of services in 2002 was reversed.

Property and Equipment

Property and equipment was written off to impairment of long-lived assets as the fair value of the assets under the provisions of SFAS No. 121 was determined to be zero at December 31, 2001. Depreciation expense originally recorded to selling, general and administrative expenses in 2002 was reversed.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollar amounts in thousands)

Equity Investment in Alliance Partner

Amortization of the difference between the Company's investment in Whitehorse and its underlying share of Whitehorse's equity and the appropriate amount of equity method losses were recorded to other expense, further reducing the equity investment in alliance partner as of March 31, 2002.

Accrued Liabilities

Included in other accrued liabilities is a contractual obligation payable to sellers of an acquired business that does not have a stated interest rate. Accreted interest not previously recognized was recorded to increase the original liability and increase interest expense.

Restructuring liabilities and related charges were revised to comply with EITF 94-3 and SAB No. 100.

Revenue and Deferred Revenue

Revenue was increased and deferred revenue was reduced to properly reflect the progress on certain fixed priced consulting contracts.

Other

Several reclassifications and smaller adjustments were made for bookkeeping items.

The consolidated statement of cash flows was revised for the above adjustments.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollar amounts in thousands)

The following tables present the changes that have been made to the condensed consolidated balance sheets as of March 31, 2002 and the condensed consolidated statement of operations and condensed consolidated financial statement and cash flows for the three months ended March 31, 2002 and 2001

                                                              As Previously
                                                                Reported      Restated
                                                              -------------   --------
                                                                    March 31, 2002
                                                              ------------------------
Consolidated Balance Sheet:
Current assets:
   Refundable income taxes ................................     $    225      $  7,875
   Accounts receivable ....................................        2,937         3,920
   Deferred tax assets ....................................        7,413            --
   Notes receivable from officers and stockholder .........        1,860            --
   Current portion of note receivable from acquirer of
      discontinued operation ..............................          642           940
   Prepaid expenses and other current assets ..............          960           932
      Total current assets ................................       37,147        36,928
Capitalized software costs, net ...........................          827            --
Property and equipment, net ...............................        3,036             6
Note receivable from acquirer of discontinued operation ...        3,352         1,339
Equity investment in alliance partner .....................        1,871           689
Other assets ..............................................          110           350
      Total assets ........................................       46,343        39,312
Accounts payable ..........................................        1,084         1,274
Restructuring liabilities .................................        1,042           208
Deferred revenue ..........................................           84           424
Other accrued liabilities .................................        5,512         2,125
   Total current liabilities ..............................        9,652         5,961
Restructuring liabilities .................................           --           862
Other long-term liabilities ...............................          508           359
Deferred tax liabilities ..................................           13            --
Income tax payable ........................................        2,368         2,618
   Total liabilities ......................................       12,541         9,800
Stockholders' equity:
   Additional paid-in capital .............................       86,891        86,666
   Retained deficit .......................................      (46,551)      (50,616)
      Total stockholders' equity ..........................       33,802        29,512
      Total liabilities and stockholders' equity ..........       46,343        39,312

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollar amounts in thousands)

                                                             As Previously
                                                               Reported        Restated
                                                             -------------   -----------
                                                          Three Months Ended March 31, 2002
                                                          ---------------------------------
Consolidated Statement of Operations:
Revenues ..............................................       $     5,784    $     5,873
Cost of services ......................................             3,803          3,768
      Gross profit ....................................             1,981          2,105
Selling, general and administrative expenses ..........             4,574          4,613
Operating loss ........................................            (2,812)        (2,727)
Other income (expense):
   Interest expense ...................................               (21)           (47)
   Interest income ....................................               186             76
   Other ..............................................                11           (158)
      Total other income (expense) ....................               176           (129)
Loss from continuing operations before income taxes ...            (2,636)        (2,856)
Benefit for income taxes ..............................             7,400          7,400
Income from continuing operations .....................             4,764          4,544
Net income ............................................             4,764          4,544
Earnings per share:
   Basic -
   Income from continuing operations ..................              0.32           0.31
   Net income .........................................              0.32           0.31
   Diluted -
   Loss from continuing operations ....................              0.31           0.27
   Net income .........................................              0.31           0.27
Weighted average number of shares outstanding
   Diluted ............................................        15,556,747     16,925,314

                                                              As Previously
                                                                Reported      Restated
                                                              -------------   --------
                                                          Three Months Ended March 31, 2002
                                                          ---------------------------------
Consolidated Statement of Cash Flows:
Net cash provided by operating activities .............          $4,509        $ 4,214
Net cash provided by investing activities .............              33            114
Net cash provided by (used in) financing activities ...            (125)             4
Cash provided by (used in) discontinued operations ....             (85)            --

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollar amounts in thousands)

                                                                       As Previously
                                                                         Reported      Restated
                                                                       -------------   --------
                                                                   Three Months Ended March 31, 2001
                                                                   ---------------------------------
Consolidated Statement of Operations:
Research and development costs .................................          $    --      $   106
Selling, general and administrative expenses ...................            9,535        9,726
Operating loss .................................................           (4,795)      (5,092)
Other income (expense):
   Interest expense ............................................               (1)         (30)
   Interest income .............................................              485          362
   Other .......................................................               46         (145)
      Total other income .......................................              530          187
(Income) loss from continuing operations before income taxes ...           (4,265)      (4,905)
Benefit for income taxes .......................................               --        3,454
Loss from continuing operations ................................           (4,265)      (1,451)
   Income (loss) from discontinued operations ..................               (6)        (120)
Net income (loss) ..............................................           (4,271)      (1,571)
Earnings (loss) per share:
   Basic -
      Loss from continuing operations ..........................            (0.28)       (0.09)
      Loss from discontinued operations ........................               --        (0.01)
      Net income (loss) ........................................            (0.28)       (0.10)
   Diluted .....................................................               --
      Loss from continuing operations ..........................            (0.28)       (0.09)
      Loss from discontinued operations ........................               --        (0.01)
      Net income (loss) ........................................            (0.28)       (0.10)

                                                                       As Previously
                                                                         Reported      Restated
                                                                       -------------   --------
                                                                   Three Months Ended March 31, 2001
                                                                   ---------------------------------
Consolidated Statement of Cash Flows:
Net cash provided by (used in) operating activities ............           $(279)        $(79)
Net cash provided by (used in) investing activities ............            (161)          51
Cash provided by (used in) discontinued operations .............             377          (35)

Note 3 - Summary of Significant Accounting Policies
The accompanying interim financial statements do not include all disclosures included in the financial statements in Cotelligent's Amendment No. 3 to Annual Report on Form 10-K/A for the year ended December 31, 2001 ("Form 10-K/A"), and therefore these financial statements should be read in conjunction with the financial statements included in Cotelligent's Form 10-K/A.

In the opinion of management, the interim financial statements filed as part of this Amendment No. 1 to Quarterly Report on Form 10-Q/A reflect all adjustments necessary for a fair presentation of the financial position and the results of operations and of cash flows for the interim periods presented. Certain balances of the prior year have been reclassified to conform to the current presentation.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollar amounts in thousands)

Note 4 - Recent Accounting Pronouncements

The following identifies recent accounting pronouncements that took effect in the quarter ended March 31, 2002.

Reimbursement Received for Out-of-Pocket Expenses Incurred

A FASB staff announcement was issued in November 2001 regarding "Income Statement Characterization of Reimbursement Received for "Out-of-Pocket" expenses Incurred." In this announcement, the FASB staff concluded that amounts billed by service providers for reimbursement of out-of-pocket expenses incurred should be characterized as revenue in the Company's income statement. Effective January 1, 2002 the Company began to classify amounts received for reimbursement of out-of-pocket expenses as revenues. Reclassification has been made to the prior years' financial statements to conform to the presentation in the current period.

Note 5 - Changes in Stockholders' Equity

                                                                         Notes
                                      Common Stock       Additional    Receivable                Treasury Stock        Total
                                   -------------------     Paid-In        From         Accum.   ----------------   Stockholders'
                                     Shares     Amount     Capital    Stockholders    Deficit    Shares   Amount      Equity
                                   ----------   ------   ----------   ------------   --------   -------   ------   -------------
Balance at December 31, 2001 ...   15,514,757    $155      $86,662      $(6,193)     $(55,160)  644,600   $(500)      $24,964
Issuance of Common Stock .......       30,734      --            4           --            --        --      --             4
Net income .....................           --      --           --           --         4,544        --      --         4,544
                                   ----------    ----      -------      -------      --------   -------   -----       -------
Balance at March 31, 2002 ......   15,545,491    $155      $86,666      $(6,193)     $(50,616)  644,600   $(500)      $29,512
                                   ==========    ====      =======      =======      ========   =======   =====       =======

Note 6 - Discontinued Operations - Restated

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

Summary of Operating Results of Discontinued Operations:

                                                                  Three Months Ended
                                                                    March 31, 2001
                                                                  ------------------
Revenues ......................................................         $2,077
Cost of services ..............................................          1,672
                                                                        ------
   Gross profit ...............................................            405
Selling, general and administrative expenses ..................            525
                                                                        ------
   Operating loss .............................................           (120)
Other expense .................................................             --
                                                                        ------
Operating loss before provision for taxes .....................           (120)
Provision for taxes ...........................................             --
                                                                        ------
Operating loss from discontinued operations ...................           (120)
Reclassification to loss on sale of discontinued operations ...            120
                                                                        ------
Operating income (loss) from discontinued operations ..........         $   --
                                                                        ======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollar amounts in thousands)

Note 7 - Restructuring Programs - Restated

In September 2001, as part of the Company's efforts to streamline its operations commensurate with its revenue base, the Company identified opportunities to reduce its cost structure by reducing headcount and closing certain operating facilities to conform to the Company's new operating structure. Accordingly, the Company adopted a restructuring plan, which resulted in a pre-tax restructuring charge of $2,029 during the nine months ended September 30, 2001. The September 2001 charge included provisions for severance of approximately 145 management and operating staff ($1,034) as well as closure costs associated with a plan to consolidate or dispose of certain locations ($995). The severance costs were expensed when paid prior to September 30, 2001. The accrual for the closure costs was increased by $407 during the three months ended December 31, 2001 resulting from a change in estimate of sublease rental income.

The following summarizes the activity and balances in the restructuring program for the three months ended March 31, 2002:

                                                    September 2001
                                                Restructuring Program     Total
                                                ----------------------   ------
                                                            Facilities
                                                Severance     Closure
                                                ---------   ----------
Balance at December 31, 2001 ................      $--        $1,290     $1,290
Spending ....................................       --          (220)      (220)
                                                   ---        ------     ------
Balance at March 31, 2002 ...................      $--        $1,070     $1,070
                                                   ===        ======     ======

Note 8 - Income Taxes

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

Note 9 - Weighted Average Number of Shares Outstanding

                                                                  Three Months Ended
                                                                       March 31,
                                                                -----------------------
                                                                   2002         2001
                                                                ----------   ----------
Basic weighted average number of shares outstanding .........   14,890,646   15,349,060
Effect of stock options issued to employees and directors ...    2,034,668           --
                                                                ----------   ----------
Diluted weighted average number of shares outstanding .......   16,925,314   15,349,060
                                                                ==========   ==========

Options to purchase 503,309 shares of common stock were outstanding during the three months ended March 31, 2002 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. Options to purchase 2,115,164 shares of common stock were outstanding at March 31, 2001 but were not included in EPS because the Company had a loss from continuing operations making the options antidilutive.

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

                                    OVERVIEW

Cotelligent provides software consulting services to businesses with complex information technology ("IT") operations and also provides maintenance, support and hosting on software products it licenses. These activities are provided under time and materials billing arrangements or on a fixed-fee basis. For time and materials billing arrangements, revenues are recorded as work is performed. Revenues are directly related to the total number of hours billed to clients and the associated hourly billing rates. Hourly billing rates are established for each service provided and are a function of the type of work performed and the related skill level of the consultant. For fixed-fee arrangements, work is performed in line with established deliverables and revenue is calculated on a percentage of completion basis. In addition, the Company has developed complete mobile workforce management solutions for industries that have medium to large transient sales, field or delivery personnel. A component of these solutions may be software that has been developed by the Company. Revenues associated with software licensing, related maintenance and consulting services are recognized once a contract is signed, delivery has been made and collectibility is probable.

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

                                   RESTATEMENT

The Company has restated the condensed consolidated financial statements as of March 31, 2002 and December 31, 2001 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2002 and 2001 included in this Amendment No. 1 to Quarterly Report on Form 10-Q/A. For additional information regarding the restatement, please refer to Note 2 to the condensed consolidated financial statements included in Item 1.

                       CONSOLIDATED RESULTS OF OPERATIONS
                                 (In Thousands)

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Revenues

Revenues decreased $10,723, or 65%, to $5,873 in the three months ended March 31, 2002 from $16,596 in the three months ended March 31, 2001. The decrease was due to a general reduction in demand for its services due to softening in the market coupled with a shift away from general IT consulting services towards offering mobile workforce management and Web services solutions.

Gross Profit

Gross profit decreased $2,635, or 56%, to $2,105 in the three months ended March 31, 2002 from $4,740 in the three months ended March 31, 2001. The decrease was due to lower revenues following a general reduction in demand for its services due to softening in the market coupled with a shift away from general IT consulting services towards offering mobile workforce management and Web services solutions. The gross profit margin increased to 36% from 29%, due to better pricing and a mix shift to higher margin projects caused in part by the end of some long-term, lower margin, legacy system development engagements.

Research and Development Costs

Research and development costs increased $113, or 107%, to $219 for the three months ended March 31, 2002. The increase was due to the additional operating staff working in the area of research and development activities associated with mobile workforce management and Web services solutions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $5,113, or 53%, to $4,613 in the three months ended March 31, 2002 from $9,726 in the three months ended March 31, 2001. The decrease was primarily due to reductions in operating staff and associated spending in order to streamline operations in line with revenues together with the closure of several locations in 2001 and zero depreciation expense resulting from a complete impairment of fixed assets at December 31, 2001.

Other Income (Expense)

Other income (expense) primarily consists of interest income, interest expense and losses on an investment in an alliance partner accounted for under the equity method of accounting. Interest income, net of interest expense was $29 for the three months ended March 31, 2002 compared to net interest income of $332 for the three months ended March 31, 2001. The decrease in interest income was due to lower cash and cash equivalents on hand during the three months ended March 31, 2002 and lower interest rates available on cash equivalents.

Benefit for Income Taxes

The income tax benefit of $7,400 for the quarter ended March 31, 2002 was the result of the Job Creation and Worker Assistance Act of 2002, approved by Congress on March 9, 2002, allowing net operating losses for the Company's fiscal tax year ending March 31, 2002 to be carried back five years. In accordance with SFAS No. 109, the effect of this change in tax law was reflected in the March 31, 2002 financial statements as changes in tax law must be reflected in the period of enactment. The income tax benefit of $3,454 for the quarter ended March 31, 2001 resulted from a decrease in a valuation allowance previously established against a goodwill deduction that was written off on the March 31, 2001 tax return.

Gain (loss) on sale from Discontinued Operations

Discontinued operations is comprised of the Company's IT staff augmentation business. During the quarter ended March 31, 2001, the Company held one remaining component in discontinued operations which resulted in operating loss of $120. During the fourth quarter of fiscal 2001, the Company abandoned its plan to divest of this operation and consequently closed this business.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company has financed itself principally through cash flows from operations, net proceeds from its public offerings, net proceeds from the sale of its IT staff augmentation business and tax refunds resulting from the carry back of net operating losses.

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

Cash provided by operating activities was $4,214 for the three months ended March 31, 2002 and the average cash balance during the quarter was $20,944. The Company's primary sources of liquidity going forward include the collection of accounts receivable and refundable federal and state income taxes resulting from the carry-back of net operating losses. In addition, the Company continues to utilize the cash proceeds generated from the sales of its IT staff augmentation businesses. Total receivables were 71 days of quarterly revenues at March 31, 2002 and 74 days at December 31, 2001. In the first quarter of 2002, Congress approved the Job Creation and Worker Assistance Act of 2002, allowing fiscal tax year end March 31, 2002 net operating losses to be carried back five years. The effect of this change in tax law resulted in the recording of a tax refund of $7,400 during the three months ended March 31, 2002.

Other sources of cash in the March 2002 quarter were $120 of payments received on a note from the acquirer of a discontinued operation.

The Company's management believes that the remaining cash on hand will provide adequate cash to fund its anticipated cash working capital needs at least through next year.

---------------------------------------------------------------------------------------------------
                                                                 Payments Due by Period
---------------------------------------------------------------------------------------------------
                                                              Less than   1 to 3   4 to 5   After 5
Contractual Cash Obligations:                         Total    1 Year      Years    Years    Years
---------------------------------------------------------------------------------------------------
   Obligations due sellers of an acquired business   $  653     $  332    $  321    $ --      $--
---------------------------------------------------------------------------------------------------
   Operating leases                                  $5,933     $1,840    $3,483    $610      $--
---------------------------------------------------------------------------------------------------
      Total contractual obligation                   $6,586     $2,172    $3,804    $610
---------------------------------------------------------------------------------------------------

                          Critical Accounting Policies

Allowance for Doubtful Accounts

The Company provides an allowance for potentially uncollectible accounts receivable under the provisions of SFAS No. 5, "Accounting for Contingencies," in the ordinary course of business. The allowance is derived as the result of periodic and thorough reviews of aged and known problem accounts during each quarter. In addition, the Company reserves for unknown issues in its receivables at the balance sheet date using a formula consistent from quarter to quarter. Management believes that its approach is appropriate to reserve for potentially uncollectible receivables. Should management have taken another approach to developing its reserve, the allowance for doubtful accounts may have been different than that reported.

Revenue Recognition

The Company accounts for time and materials revenue under the provisions of SAB 101, "Staff Accounting Bulletin No. 101: Revenue Recognition in Financial Statements", which requires revenue to be recorded when there is evidence of an agreement, a fixed or determinable fee, collectibility is reasonably assured, and delivery has occurred. Revenues include reimbursable expenses charged to and collected from clients. Revenues pursuant to fixed-fee contracts are generally recognized as services are rendered on the percentage-of-completion method of accounting based on hours incurred to total estimated labor hours to complete. Revenues earned for software license sales and service contracts are recorded based on the provisions of AICPA SOP 97-2, "Software Revenue Recognition", which shares the basic criteria of SAB No. 101.

Restructuring Liabilities

As part of the Company's efforts to streamline its operations commensurate with its revenue base, the Company identified opportunities to reduce its cost structure by reducing headcount and closing certain operating facilities to conform to the Company's changing operating structure in June 1999, December 2000, and September 2001. These restructuring obligations were calculated using information known at the date of the respective accruals based on the provisions of EITF 94-3, "Liability Recognition for

Certain Employee Termination Benefits and Other Costs to Exit an Activity" and Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges." Management has adjusted these obligations over the payment periods of each restructuring plan as liabilities have been settled and payments have been made. Management periodically reviews the accuracy of the restructuring liabilities, and accounts for any necessary adjustments due to changes in estimates in the statement of operations as originally provided.

Accounting for Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." This pronouncement requires using an asset and liability approach to recognize deferred tax assets and liabilities for the tax consequences of temporary differences by applying enacted statutory tax rates to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company has not given benefit to any deferred tax assets or net operating losses in the previous two fiscal years due to uncertainty of realizing these assets in future periods, except a) in the first quarter of 2001, the Company recognized an income tax benefit related to a net operating loss generated through March 31, 2001 that was carried back to early years and for which a refund of taxes was received and b) in the first quarter of 2002, Congress approved the Job Creation and Worker Assistance Act of 2002, allowing March 31, 2002 net operating losses to be carried back five years. Under SFAS No. 109, the effect of this change in tax law was reflected in the March 31, 2002 financial statements as changes in tax law must be reflected in the period of enactment. In addition, the financial statements have provided reserves for certain tax positions taken by the Company in the March 31, 1999, 2000 and 2001 tax returns based on enacted tax laws during those periods.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

          None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COTELLIGENT, INC.


Date: January 6, 2003                  /s/ Curtis J. Parker
                                       -----------------------------------------
                                       Curtis J. Parker
                                       Executive Vice President,
                                       Chief Financial Officer and Treasurer

                     Certifications Pursuant to Section 302
                        of the Sarbanes-Oxley Act of 2002

I, James R. Lavelle, certify that:

1. I have reviewed this Amendment No. 1 to Quarterly Report on Form 10-Q/A of Cotelligent, Inc.;

2. Based on my knowledge, this Amendment No. 1 to Quarterly Report on Form 10-Q/A does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment No. 1 to Quarterly Report on Form 10-Q/A; and

3. Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 1 to Quarterly Report on Form 10-Q/A, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment No. 1 to Quarterly Report on Form 10-Q/A.

Date: January 6, 2003


                                                 /s/ James R. Lavelle
                                                 -------------------------------
                                                 James R. Lavelle
                                                 Chairman of the Board and
                                                 Chief Executive Officer

                     Certifications Pursuant to Section 302
                        of the Sarbanes-Oxley Act of 2002

I, Curtis J. Parker, certify that:

1. I have reviewed this Amendment No. 1 to Quarterly Report on Form 10-Q/A of Cotelligent, Inc.;

2. Based on my knowledge, this Amendment No. 1 to Quarterly Report on Form 10-Q/A does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment No. 1 to Quarterly Report on Form 10-Q/A; and

3. Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 1 to Quarterly Report on Form 10-Q/A, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment No. 1 to Quarterly Report on Form 10-Q/A.

Date: January 6, 2003


                                                 /s/ Curtis J. Parker
                                                 -------------------------------
                                                 Curtis J. Parker
                                                 Executive Vice President and
                                                 Chief Financial Officer