Form 10-Q
period 2002-06-30
COTELLIGENT INC
filed 2003-01-07
CIK 1004963

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended June 30, 2002

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
(State of incorporation)                                             (I.R.S. ID)

                 100 Theory, Suite 200, Irvine, California 92612
                    (Address of principal executive offices)

                                 (949) 823-1600
              (Registrant's telephone number, including area code)

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

Yes [ ]  No [X]

 At January 2, 2003, there were 14,801,354 shares of common stock outstanding.

================================================================================

                                COTELLIGENT, INC.

                                      INDEX

                                                                                            Page
                                                                                            ----
                         Part I - Financial Information
Item 1. Financial Statements

Cotelligent, Inc.
        Condensed Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001      3

        Condensed Consolidated Statements of Operations for the Three & Six Months Ended
           June 30, 2002 and 2001                                                            4

        Condensed Consolidated Statements of Cash Flows for the Six Months Ended
           June 30, 2002 and 2001                                                            5

        Notes to Condensed Consolidated Financial Statements                                 6

Item 2. Management's Discussion and Analysis of Financial Condition and Results
           of Operations                                                                    11

Item 3. Quantitative and Qualitative Disclosures about Market Risk                          15

Item 4. Controls and Procedures                                                             15

                           Part II - Other Information

Item 1. Legal Proceedings                                                                   16

Item 2. Changes in Securities and Use of Proceeds                                           16

Item 3. Defaults upon Senior Securities                                                     16

Item 4. Submission of Matters to a Vote to Security Holders                                 16

Item 5. Other Information                                                                   16

Item 6. Exhibits and Reports on Form 8-K                                                    16

Signature                                                                                   18

Exhibits                                                                                    21

Item 1. Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                            June 30,   December 31,
                                                                              2002         2001
                                                                            --------   ------------
                                                                                        (Restated)
                                     ASSETS
Current assets:
   Cash and cash equivalents ............................................   $ 20,555     $ 18,778
   Refundable income taxes ..............................................      7,695        7,008
   Accounts receivable, including unbilled accounts of $627 and $1,627 and net of allowance for doubtful accounts of $610 and $533,
      respectively ......................................................      2,753        5,693
   Current assets of discontinued operations ............................        122          151
   Notes receivable from officers and stockholder, net of valuation
      allowance of $1,703 ...............................................         --           --
   Current portion of note receivable from acquirer of discontinued
      operation .........................................................      1,000          835
   Prepaid expenses and other current assets ............................      1,039          806
                                                                            --------     --------
      Total current assets ..............................................     33,164       33,271
Property and equipment, net .............................................         81           --
Note receivable from acquirer of discontinued operation .................      1,089        1,564
Equity investment in alliance partner ...................................        561          847
Other assets ............................................................        349          398
                                                                            --------     --------
      Total assets ......................................................   $ 35,244     $ 36,080
                                                                            ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .....................................................   $    937     $  1,651
   Accrued compensation and related payroll liabilities .................      1,761        2,144
   Restructuring liabilities ............................................        132          331
   Deferred revenue .....................................................        476          874
   Other accrued liabilities ............................................      2,567        2,074
                                                                            --------     --------
      Total current liabilities .........................................      5,873        7,074
Restructuring liabilities, net of current portion .......................        854          959
Other long-term liabilities, net of current portion .....................        257          465
Income tax payable ......................................................      2,618        2,618
                                                                            --------     --------
      Total liabilities .................................................      9,602       11,116

Stockholders' equity:
   Preferred Stock, $0.01 par value; 500,000 shares authorized, no
      shares issued or outstanding ......................................         --           --
   Common Stock, $0.01 par value; 100,000,000 shares authorized,
      15,545,954 and 15,514,757 shares issued, respectively .............        155          155
   Additional paid-in capital ...........................................     86,666       86,662
   Notes receivable from stockholders ...................................     (6,193)      (6,193)
   Accumulated deficit ..................................................    (54,486)     (55,160)
   Treasury Stock .......................................................       (500)        (500)
                                                                            --------     --------
      Total stockholders' equity ........................................     25,642       24,964
                                                                            --------     --------
      Total liabilities and stockholders' equity ........................   $ 35,244     $ 36,080
                                                                            ========     ========

     See accompanying notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)

                                                            Three Months Ended June 30,   Six Months Ended June 30,
                                                            ---------------------------   -------------------------
                                                                2002           2001          2002          2001
                                                            ------------    -----------   -----------   -----------
                                                                             (Restated)                  (Restated)
Revenues ................................................    $     4,302    $    12,460   $    10,175   $    29,056
Cost of services ........................................          2,675          9,443         6,443        21,299
                                                             -----------    -----------   -----------   -----------
      Gross profit ......................................          1,627          3,017         3,732         7,757
Research and development costs ..........................            599            209           818           315
Selling, general and administrative expenses ............          5,008          9,533         9,621        19,259
                                                             -----------    -----------   -----------   -----------
Operating loss ..........................................         (3,980)        (6,725)       (6,707)      (11,817)
Other income (expense):
   Interest expense .....................................            (24)           (30)          (71)          (60)
   Interest income ......................................             85            273           161           635
   Other ................................................           (129)          (294)         (287)         (439)
                                                             -----------    -----------   -----------   -----------
      Total other income (expense) ......................            (68)           (51)         (197)          136
                                                             -----------    -----------   -----------   -----------
      Loss from continuing operations before income
         taxes ..........................................         (4,048)        (6,776)       (6,904)      (11,681)
Benefit for income taxes ................................             96             --         7,496         3,454
                                                             -----------    -----------   -----------   -----------
      Income (loss) from continuing operations ..........         (3,952)        (6,776)          592        (8,227)
                                                             -----------    -----------   -----------   -----------
   Gain (loss) on sale of discontinued operations, net
      of income tax expense of $0, $0, $0, $0 ...........             82              1            82          (119)
                                                             -----------    -----------   -----------   -----------
   Net income (loss) ....................................    $    (3,870)   $    (6,775)  $       674   $    (8,346)
                                                             -----------    -----------   -----------   -----------
Earnings (loss) per share:
   Basic -
   Income (loss) from continuing operations .............    $     (0.26)   $     (0.44)  $      0.04   $     (0.54)
   Income (loss) from discontinued operations ...........             --             --          0.01         (0.01)
                                                             -----------    -----------   -----------   -----------
      Net income (loss) .................................    $     (0.26)   $     (0.44)  $      0.05   $     (0.55)
                                                             -----------    -----------   -----------   -----------
   Diluted -
   Income (loss) from continuing operations .............    $     (0.26)   $     (0.44)  $      0.04   $     (0.54)
   Income (loss) from discontinued operations ...........             --             --            --         (0.01)
                                                             -----------    -----------   -----------   -----------
      Net income (loss) .................................    $     (0.26)   $     (0.44)  $      0.04   $     (0.55)
                                                             ===========    ===========   ===========   ===========
Weighted average number of shares outstanding
Basic ...................................................     14,901,054     15,273,716    14,895,879    15,311,180
                                                             ===========    ===========   ===========   ===========
Diluted .................................................     14,901,054     15,273,716    17,387,792    15,311,180
                                                             ===========    ===========   ===========   ===========

     See accompanying notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                      Six Months Ended June 30,
                                                                                      -------------------------
                                                                                          2002        2001
                                                                                         -------   ----------
                                                                                                   (Restated)
Cash flows from operating activities:
   Income (loss) from continuing operations .......................................      $   592    $(8,227)
   Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used for) operating activities:
      Equity loss from investment in alliance partner .............................          286        480
      Depreciation and amortization ...............................................            3      1,376
      Provision for doubtful accounts .............................................           77        621
      Deferred taxes, net .........................................................       (7,496)     2,745
      Changes in current assets and liabilities:
         Accounts receivable ......................................................        2,863      9,981
         Prepaid expenses and other current assets ................................         (233)    (1,425)
         Income taxes, net ........................................................        6,809     (6,208)
         Accounts payable and accrued liabilities .................................       (1,116)    (3,219)
         Deferred revenue .........................................................         (398)       (93)
         Other assets .............................................................           49         12
                                                                                         -------    -------
   Cash provided by (used for) operating activities ...............................        1,436     (3,957)
Cash flows from investing activities:
   Payments received on note from acquirer of discontinued operations .............          310        212
   Purchases of property and equipment ............................................          (84)      (244)
                                                                                         -------    -------
   Cash provided by (used for) investing activities ...............................          226        (32)
Cash flows from financing activities:
   Payments on capital lease obligations ..........................................           --         (3)
   Net proceeds on issuance of common stock .......................................            4        176
   Purchase of treasury stock .....................................................           --       (374)
                                                                                         -------    -------
   Cash provided by (used for) financing activities ...............................            4       (201)
Cash flows provided by discontinued operations ....................................          111         21
                                                                                         -------    -------
Net increase (decrease) in cash ...................................................        1,777     (4,169)
Cash at beginning of period .......................................................       18,778     26,500
                                                                                         -------    -------
Cash at end of period .............................................................      $20,555    $22,331
                                                                                         =======    =======
Supplemental disclosures of cash flow information:
   Interest paid ..................................................................      $    47    $    61
   Income taxes paid (refunded) ...................................................      $(6,809)   $     5
   Return of common stock previously issued to employee for note receivable .......      $    --    $   175

     See accompanying notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollar amounts in thousands)

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollar amounts in thousands)

The following tables present the changes that have been made to the condensed consolidated statements of operations and cash flows for the three and six months ended June 30, 2001:

                                                             As Previously
                                                                Reported           Restated
                                                             -------------       ------------
                                                             Three Months Ended June 30, 2001
                                                             --------------------------------
Consolidated Statement of Operations:
Revenues .................................................    $    12,460        $    12,460
Cost of services .........................................          9,443              9,443
                                                              -----------        -----------
      Gross profit .......................................          3,017              3,017
Research and development costs ...........................             --                209
Selling, general and administrative expenses .............          9,326              9,533
                                                              -----------        -----------
Operating loss ...........................................         (6,309)            (6,725)
Other income (expense):
   Interest expense ......................................             (1)               (30)
   Interest income .......................................            396                273
   Other .................................................           (103)              (294)
                                                              -----------        -----------
      Total other income (expense) .......................            292                (51)
                                                              -----------        -----------
Loss from continuing operations before income taxes ......         (6,017)            (6,776)
Benefit for income taxes .................................             --                 --
                                                              -----------        -----------
Loss from continuing operations ..........................         (6,017)            (6,776)
   Operating income (loss) from discontinued operations ..             23                 --
   Gain on sale of discontinued operations ...............             --                  1
                                                              -----------        -----------
   Income (loss) from discontinued operations ............             23                  1
                                                              -----------        -----------
      Net loss ...........................................    $    (5,994)       $    (6,775)
                                                              ===========        ===========
Earnings (loss) per share:
   Basic -
   Income (loss) from continuing operations ..............    $     (0.39)       $     (0.44)
   Income (loss) from discontinued operations ............             --                 --
                                                              -----------        -----------
      Net income (loss) ..................................    $     (0.39)       $     (0.44)
                                                              ===========        ===========
   Diluted -
   Income (loss) from continuing operations ..............    $     (0.39)       $     (0.44)
   Income (loss) from discontinued operations ............             --                 --
                                                              -----------        -----------
      Net income (loss) ..................................    $     (0.39)       $     (0.44)
                                                              ===========        ===========
Weighted average number of shares outstanding:
   Basic .................................................     15,273,716         15,273,716
                                                              ===========        ===========
   Diluted ...............................................     15,273,716         15,273,716
                                                              ===========        ===========

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollar amounts in thousands)

                                                                   As Previously
                                                                      Reported         Restated
                                                                   -------------     ------------
                                                                   Six Months Ended June 30, 2001
                                                                   ------------------------------
Revenues .......................................................    $    29,056      $    29,056
Cost of services ...............................................         21,299           21,299
                                                                    -----------      -----------
      Gross profit .............................................          7,757            7,757
Research and development costs .................................             --              315
Selling, general and administrative expenses ...................         18,861           19,259
                                                                    -----------      -----------
Operating loss .................................................        (11,104)         (11,817)
Other income (expense):
   Interest expense ............................................             (2)             (60)
   Interest income .............................................            881              635
   Other .......................................................            (57)            (439)
                                                                    -----------      -----------
      Total other income (expense) .............................            822              136
                                                                    -----------      -----------
Income (loss) from continuing operations before income taxes ...        (10,282)         (11,681)
Benefit for income taxes .......................................             --            3,454
                                                                    -----------      -----------
Income (loss) from continuing operations .......................        (10,282)          (8,227)
                                                                    -----------      -----------
   Operating income (loss) from discontinued operations ........             17               --
   Gain (loss) on sale of discontinued operations ..............             --             (119)
                                                                    -----------      -----------
   Income (loss) from discontinued operations ..................             17             (119)
                                                                    -----------      -----------
      Net income (loss) ........................................    $   (10,265)     $    (8,346)
                                                                    ===========      ===========
Earnings (loss) per share:
   Basic -
   Income (loss) from continuing operations ....................    $     (0.67)     $     (0.54)
   Income (loss) from discontinued operations ..................             --            (0.01)
                                                                    -----------      -----------
      Net income (loss) ........................................    $     (0.67)     $     (0.55)
                                                                    ===========      ===========
   Diluted -
   Income (loss) from continuing operations ....................    $     (0.67)     $     (0.54)
   Income (loss) from discontinued operations ..................             --            (0.01)
                                                                    -----------      -----------
      Net income (loss) ........................................    $     (0.67)     $     (0.55)
                                                                    ===========      ===========
Weighted average number of shares outstanding:
   Basic .......................................................     15,316,705       15,311,180
                                                                    ===========      ===========
   Diluted .....................................................     15,316,705       15,311,180
                                                                    ===========      ===========

                                                                  As Previously
                                                                     Reported           Restated
                                                                  -------------         --------
                                                                  Six Months Ended June 30, 2001
                                                                  ------------------------------
Consolidated Statement of Cash Flows:
Net cash used in operating activities .........................      $(3,849)           $(3,957)
Net cash used in investing activities .........................         (559)               (32)
Net cash used in financing activities .........................         (445)              (201)
Cash provided by discontinued operations ......................          684                 21

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollar amounts in thousands)

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

Note 4 - Changes in Stockholders' Equity

                                                                        Notes
                                     Common Stock       Additional    Receivable                Treasury Stock        Total
                                  -------------------     Paid-In        From         Accum.   ----------------   Stockholders'
                                    Shares     Amount     Capital    Stockholders    Deficit    Shares   Amount      Equity
                                  ----------   ------   ----------   ------------   --------   -------   ------   -------------
Balance at December 31, 2001...   15,514,757    $155      $86,662      $(6,193)     $(55,160)  644,600    $(500)     $24,964
Issuance of common stock.......       31,197      --            4           --            --        --       --            4
Net income.....................           --      --           --           --           674        --       --          674
                                  ----------    ----      -------      -------      --------   -------    -----      -------
Balance at June 30, 2002.......   15,545,954    $155      $86,666      $(6,193)     $(54,486)  644,600    $(500)     $25,642
                                  ==========    ====      =======      =======      ========   =======    =====      =======

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollar amounts in thousands)

Note 5 - Discontinued Operations

On June 30, 2000, the Company sold the majority of its IT staff augmentation business and on July 14, 2000 and October 31, 2000 sold other components of the IT staff augmentation business. During the quarter ended June 30, 2001, the Company held one remaining component of its discontinued operations. During the fourth quarter of fiscal 2001, the Company abandoned its plan to divest of this operation and consequently closed this business.

The following financial data reflects a summary of operating results for the Company's discontinued operations for the three and six months ended June 30, 2001.

Summary of Operating Results of Discontinued Operations:

                                                        Three Months Ended   Six Months Ended
                                                        ------------------   ----------------
                                                             June 30,            June 30,
                                                               2001                2001
                                                             --------            --------
Revenues.............................................         $1,426              $3,503
Cost of services.....................................          1,055               2,727
                                                              ------              ------
   Gross profit......................................            371                 776
Selling, general and administrative expenses.........            370                 895
                                                              ------              ------
   Operating income (loss)...........................              1                (119)
Other income (expense)...............................             --                  --
                                                              ------              ------
Operating income (loss) before provision for taxes...              1                (119)
Provision for income taxes...........................             --                  --
                                                              ------              ------
   Operating income (loss)...........................              1                (119)
Reclassification to gain (loss) on sale of
   discontinued operations...........................             (1)                119
                                                              ------              ------
Operating income from discontinued operations........         $   --              $   --
                                                              ======              ======

Gain on Sale of Discontinued Operations in 2002:

The gain on the sale of discontinued operations for the three and six months ended June 30, 2002 is the result of recoveries of trade accounts receivable in 2002 previously written off as bad debt.

Note 6 - Income Taxes

On March 9, 2002, Congress approved the Job Creation and Worker Assistance Act of 2002 allowing net operating losses for the Company's fiscal tax year ending March 31, 2002 to be carried back five years. In accordance with SFAS No. 109, the effect of this change in tax law was reflected in the March 31, 2002 financial statements as changes in tax law must be reflected in the period of enactment. Consequently, the Company recorded a $7,496 tax benefit during the six months ended June 30, 2002, which reflects the release of a valuation allowance against a deferred tax asset previously written down to zero due to the uncertainty of its realization. The Company received a $7,496 refund of taxes on August 10, 2002.

Note 7 - Weighted Average Number of Shares Outstanding

                                                                   Three Months Ended        Six Months Ended
                                                                        June 30,                 June 30,
                                                                -----------------------   -----------------------
                                                                   2002         2001         2002         2001
                                                                ----------   ----------   ----------   ----------
Basic weighted average number of shares outstanding .........   14,901,054   15,273,716   14,895,879   15,311,180
Effect of stock options issued to employees and directors ...           --           --    2,491,913           --
                                                                ----------   ----------   ----------   ----------
Diluted weighted average number of shares outstanding .......   14,901,054   15,273,716   17,387,792   15,311,180
                                                                ==========   ==========   ==========   ==========

Options to purchase 4,646,094 and 1,956,386 shares of common stock were outstanding at June 30, 2002 and 2001, respectively, but were not included in EPS for the three months ended June 30, 2002 and 2001 because the Company had a loss from continuing operations making the options antidilutive. Options to purchase 422,402 shares of common stock were outstanding for the six months ended June 30, 2002 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. Options to purchase 1,956,386 shares of common stock were outstanding at June 30, 2001, but were not included in EPS for the six months ended June 30, 2001 because the Company had a loss from continuing operations making the options antidilutive.

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

                                   RESTATEMENT

The Company has restated the condensed consolidated statements of operations and cash flows for the three and six months ended June 30, 2001 included in this Quarterly Report on Form 10-Q. For additional information regarding the restatement, please refer to Note 2 to the condensed consolidated financial statements included in Item 1.

                       CONSOLIDATED RESULTS OF OPERATIONS
                                 (In thousands)

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Revenues

Revenues decreased $8,158, or 65%, to $4,302 in the three months ended June 30, 2002, from $12,460 in the three months ended June 30, 2001. The decrease was due to a general reduction in demand for its services due to softening in the market coupled with a shift away from general IT consulting services towards offering mobile workforce management and Web services solutions.

Gross Profit

Gross profit decreased $1,390, or 46%, to $1,627 in the three months ended June 30, 2002, from $3,017 in the three months ended June 30, 2001. The decrease was due to lower revenues following a general reduction in demand for its services due to softening in the market coupled with a shift away from general IT consulting services towards offering mobile workforce management and Web services solutions. The gross profit margin increased to 38% from 24% due to better pricing, a mix shift to higher margin projects, caused in part by the end of some long-term, lower margin, legacy system development engagements and an increase in utilization of billable staff.

Research and Development Costs

Research and development costs were $599 for the three months ended June 30, 2002 compared to $209 for the three months ended June 30, 2001. The Company has a dedicated team of people solely focused on research and development activities associated with mobile workforce management and Web services solutions. The increase of $390 results from research and development costs related to the development of a software solution for a prospective business partner.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $4,525, or 47%, to $5,008 in the three months ended June 30, 2002 from $9,533 in the three months ended June 30, 2001. The decrease was primarily due to reductions in operating staff and associated spending in order to streamline operations in line with revenues, offset by increased spending in the June 2002 quarter in legal and proxy solicitation costs in connection with the 2002 Annual Meeting of Stockholders.

Other Income (Expense)

Other income (expense) primarily consists of interest income, interest expense and losses on an investment in an alliance partner accounted for under the equity method of accounting. Interest income net of interest expense was $61 for the three months ended June 30, 2002 compared to net interest income of $243 for the three months ended June 30, 2001. The decrease in interest income was due to lower cash and cash equivalents on hand during the three months ended June 30, 2002 and lower interest rates available on cash equivalents. The equity method losses on the investment in an alliance partner also decreased between the periods.

Benefit for Income Taxes

The Company recognized a tax benefit of $96 which represented a true-up of the estimated tax benefit recognized in the quarter ended March 31, 2002. The benefit was based on the carryback claim actually filed in the quarter ended June 30, 2002.

Gain on Sale from Discontinued Operations

Discontinued operations is comprised of the Company's IT staff augmentation business. During the quarter ended June 30, 2001, the Company held one remaining component in discontinued operations. During the fourth quarter fiscal 2001, the Company abandoned its plan to divest of this operation and consequently closed the business.

The gain from the sale of discontinued operations for the three months ended June 30, 2002 of $82 was the result of cash collected on trade accounts receivable written off to bad debt expense in prior years.

                       CONSOLIDATED RESULTS OF OPERATIONS
                                 (In thousands)

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Revenues

Revenues decreased $18,881, or 65%, to $10,175 in the six months ended June 30, 2002 from $29,056 in the six months ended June 30, 2001. The decrease was due to a general reduction in demand for its services due to softening in the market, coupled with a shift away from general IT consulting services towards offering mobile workforce management and Web services solutions.

Gross Profit

Gross profit decreased $4,025, or 52%, to $3,732 in the six months ended June 30, 2002 from $7,757 in the six months ended June 30, 2001. The decrease was due to a general reduction in demand for its services due to softening in the market, coupled with a shift away from general IT consulting services towards offering mobile workforce management and Web services solutions. The gross profit margin increased to 37% from 27%, due to better pricing, a mix shift to higher margin projects, caused in part by the end of some long-term, lower margin, legacy system development engagements and an increase in utilization of billable staff.

Research and Development Costs

Research and development costs were $818 for the six months ended June 30, 2002 compared to $315 for the six months ended June 30, 2001. The Company has created a dedicated team of people solely focused on research and development activities associated with mobile workforce management and Web services solutions and has increased the number of people assigned to this area in 2002. Also, the Company incurred $400 of research and development costs related to the development of a software solution for a prospective business partner during the three months ended March 31, 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $9,638, or 50%, to $9,621 in the six months ended June 30, 2002 from $19,259 in the six months ended June 30, 2001. The decrease was primarily due to the reductions in operating staff and associated spending in order to streamline operations in line with revenue, offset by increased spending in the June 2002 quarter in legal and proxy solicitation costs in connection with the 2002 Annual Meeting of Stockholders.

Other Income (Expense)

Other income (expense) primarily consists of interest income, interest expense and losses on an investment in an alliance partner accounted for under the equity method of accounting. Interest income net of interest expense was $90 for the six months ended June 30, 2002 compared to net interest income of $575 for the six months ended June 30, 2001. The decrease in interest income was due to lower cash and cash equivalents on hand during the six months ended June 30, 2002 and lower interest rates available on cash equivalents. The equity method losses on the investment in an alliance partner also decreased between the periods.

Benefit for Income Taxes

The income tax benefit of $7,496 for the six months ended June 30, 2002 was the result of the Job Creation and Worker Assistance Act of 2002, approved by Congress on March 9, 2002, allowing net operating losses for the Company's fiscal tax year ending March 31, 2002 to be carried back five years. In accordance with SFAS No. 109, the effect of this change in tax law was reflected in the six months ended June 30, 2002 financial statements as changes in tax law must be reflected in the period of enactment. The Company recorded a further income tax benefit of $3,454 for the six months ended June 30, 2001 due to the deduction of goodwill associated with an abandoned operating location.

Gain on Sale from Discontinued Operations

Discontinued operations was comprised of the Company's IT staff augmentation business. During the six months ended June 30, 2001, the Company held one remaining component in discontinued operations which resulted in a loss from discontinued operations of $119. During the fourth quarter of fiscal 2001, the Company abandoned its plan to divest this operation and consequently closed the business. The gain on sale of discontinued operations in the six months ended June 30, 2002 was the result of recovering trade accounts receivable written off in prior years.

                         LIQUIDITY AND CAPITAL RESOURCES
                                 (In thousands)

The Company has financed itself principally through cash flows from operations, net proceeds from its public offerings, net proceeds from the sale of its IT staff augmentation business and tax refunds from the carry back of net operating losses.

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

Cash provided by operating activities was $1,436 for the six months ended June 30, 2002, and the average cash balance during the quarter was $21,833. The Company's primary sources of liquidity for the Company going forward include the collection of accounts receivable and federal and state income tax refunds resulting from the carry-back of net operating losses. In addition, the Company continues to utilize the cash proceeds generated from the sales of its IT staff augmentation businesses. Total receivables were 72 days of quarterly revenues at June 30, 2002 and 74 days at December 31, 2001. In the first quarter of 2002, Congress approved the Job Creation and Worker Assistance Act of 2002 allowing fiscal tax year end March 31, 2002 net operating losses to be carried back five years. The effect of this change in tax law resulted in a $7,496 tax refund received by the Company on August 10, 2002. The Company's management believes that the remaining cash on hand will provide adequate cash to fund its anticipated cash working capital needs at least through next year.

The following table reflects our contractual cash obligations, excluding interest, due over the indicated periods.

---------------------------------------------------------------------------------------------------
                                                                 Payments Due by Period
                                                     ----------------------------------------------
                                                              Less than   1 to 3   4 to 5   After 5
Contractual Cash Obligations:                         Total     1 Year     Years    Years    Years
---------------------------------------------------------------------------------------------------
   Obligations due sellers of an acquired business   $  578     $  360    $  218    $ --      $--
---------------------------------------------------------------------------------------------------
   Operating leases                                  $5,439     $1,703    $3,279    $457      $--
---------------------------------------------------------------------------------------------------
      Total contractual obligation                   $6,017     $2,063    $3,497    $457      $--
---------------------------------------------------------------------------------------------------

                        RECENT ACCOUNTING PRONOUNCEMENTS

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activities. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. As the provisions of SFAS No. 146 are required to be applied prospectively after the adoption date, we cannot determine the potential effects that adoption of SFAS No. 146 will have on our consolidated financial statements.

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

Restructuring Liabilities

As part of the Company's efforts to streamline its operations commensurate with its revenue base, the Company identified opportunities to reduce its cost structure by reducing headcount and closing certain operating facilities to conform to the Company's changing operating structure in June 1999, December 2000, and September 2001. These restructuring obligations were calculated using information known at the date of the respective accruals based on the provisions of EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." Management has adjusted these obligations over the payment periods of each restructuring plan as liabilities have been settled and payments have been made. Management periodically reviews the accuracy of the restructuring liabilities, and accounts for any necessary adjustments due to changes in estimates in the statement of operations as originally provided.

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

Item 4. Controls and Procedures

There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls and there have been no corrective actions taken with regard to significant deficiencies and material weaknesses subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     We are, from time to time, a party to litigation arising in the normal course of our business. We are not presently subject to any material litigation.

Item 2. Changes in Securities and Use of Proceeds

     None

Item 3. Defaults upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     The Company solicited proxies for an annual meeting of stockholders held on June 11, 2002 at which one director was to be elected. The Board of Directors nominated Debra J. Richardson to serve as a director for a term expiring at the 2005 annual meeting of stockholders. The terms of directors James R. Lavelle and Anthony M. Frank continued after the annual meeting. Skiritai Capital LLC, a stockholder of the Company, solicited proxies in opposition to the Board's nominee for the purpose of electing its nominee, Russell Silvestri, as director.

     On June 18, 2002, the independent inspector of elections certified the final results of the voting at Cotelligent's annual meeting held on June 11, 2002. Stockholders elected Debra J. Richardson and approved a non-binding stockholder proposal recommending that the Board of Directors redeem the rights issued and outstanding under the Company's shareholder rights plan. The final results are as follows:

          1. Election of one director to serve for a three-year term expiring at the annual meeting in 2005.

                    For
                    Debra J. Richardson            7,229,844
                    Russell Silvestri              3,127,647
                    Authority Withheld             1,389,804

          2. Approve the adoption of a non-binding stockholder proposal recommending that the Board of Directors redeem the rights issued and outstanding under the Company's shareholder rights plan.

                    For                            5,106,532
                    Against                        4,145,605
                    Abstain                           53,296
                    Broker
                    Non-Vote                       2,441,862

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

          Cotelligent, Inc. filed with the Securities and Exchange Commission on May 9, 2002, a current report on Form 8-K in connection with the adoption of Amended and Restated By-laws of Cotelligent, Inc and certain changes to Cotelligent Inc.'s Board of Directors.

          Cotelligent, Inc. filed with the Securities and Exchange Commission on June 13, 2002, a current report Form 8-K regarding Amendment No. 1 to Rights Agreement, amending the Rights Agreement dated September 24, 1997, between Cotelligent, Inc. and BankBoston, N.A.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           COTELLIGENT, INC.


Date: January 6, 2003                      /s/ Curtis J. Parker
                                           -------------------------------------
                                           Curtis J. Parker
                                           Executive Vice President,
                                           Chief Financial Officer and Treasurer

                     Certifications Pursuant to Section 302
                        of the Sarbanes-Oxley Act of 2002

I, James R. Lavelle, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cotelligent, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: January 6, 2003


                               /s/ James R. Lavelle
                               -------------------------------------------------
                               James R. Lavelle
                               Chairman of the Board and Chief Executive Officer

                     Certifications Pursuant to Section 302
                        of the Sarbanes-Oxley Act of 2002

I, Curtis J. Parker, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cotelligent, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: January 6, 2003


                            /s/ Curtis J. Parker
                            ----------------------------------------------------
                            Curtis J. Parker
                            Executive Vice President and Chief Financial Officer