Form 10-Q
period 2002-09-30
COTELLIGENT INC
filed 2003-01-07
CIK 1004963

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

                For The Quarterly Period Ended September 30, 2002

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period from       to
                                                 -----    -----

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

Yes [X]  No [_]

At January 2, 2003, there were 14,801,354 shares of common stock outstanding.

================================================================================

                                COTELLIGENT, INC.

                                      INDEX

                         Part I - Financial Information

                                                                                                    Page
                                                                                                    ----
Item 1. Financial Statements

Cotelligent, Inc.
        Condensed Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001          3

        Condensed Consolidated Statements of Operations for the Three & Nine Months Ended
           September 30, 2002 and 2001                                                                4

        Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
           September 30, 2002 and 2001                                                                5

        Notes to Condensed Consolidated Financial Statements                                          6

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations                                                                                11

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                   16

Item 4. Controls and Procedures                                                                      16

                           Part II - Other Information

Item 1. Legal Proceedings                                                                            17

Item 2. Changes in Securities and Use of Proceeds                                                    17

Item 3. Defaults upon Senior Securities                                                              17

Item 4. Submission of Matters to a Vote to Security Holders                                          17

Item 5. Other Information                                                                            17

Item 6. Exhibits and Reports on Form 8-K                                                             17

Signature                                                                                            18

Exhibits                                                                                             21

Item 1. Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                            September 30,   December 31,
                                                                                2002             2001
                                                                            -------------   ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents ............................................     $ 22,931        $ 18,778
   Refundable income taxes ..............................................          199           7,008
   Accounts receivable, including unbilled accounts
      of $407 and $1,627 and net of allowance for
      doubtful accounts of $607 and $533,
      respectively ......................................................        2,084           5,693
   Current assets of discontinued operations ............................           --             151
   Notes receivable from officers and stockholder, net of
      valuation allowance of $1,703 .....................................           --              --
   Current portion of note receivable from acquirer
      of discontinued operation .........................................        1,075             835
   Prepaid expenses and other current assets ............................          649             806
                                                                              --------        --------
      Total current assets ..............................................       26,938          33,271
Property and equipment, net .............................................          265              --
Note receivable from acquirer of discontinued operation .................          789           1,564
Investment in marketable security .......................................        1,174              --
Equity investment in alliance partner ...................................          420             847
Other assets ............................................................          348             398
                                                                              --------        --------
      Total assets ......................................................     $ 29,934        $ 36,080
                                                                              ========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .....................................................     $    698        $  1,651
   Accrued compensation and related payroll liabilities .................        1,577           2,144
   Restructuring liabilities ............................................           83             331
   Deferred revenue .....................................................          207             874
   Other accrued liabilities ............................................        2,207           2,074
                                                                              --------        --------
      Total current liabilities .........................................        4,772           7,074
Restructuring liabilities, net of current portion .......................          844             959
Other long-term liabilities, net of current portion .....................          150             465
Income tax payable ......................................................        2,618           2,618
                                                                              --------        --------
      Total liabilities .................................................        8,384          11,116

Stockholders' equity:
   Preferred Stock, $0.01 par value; 500,000 shares
      authorized, no shares issued or outstanding .......................           --              --
   Common Stock, $0.01 par value; 100,000,000 shares
      authorized, 15,545,954 and 15,514,757 shares
      issued, respectively ..............................................          155             155
   Additional paid-in capital ...........................................       86,666          86,662
   Notes receivable from stockholders ...................................       (6,193)         (6,193)
   Accumulated deficit ..................................................      (58,578)        (55,160)
   Treasury Stock .......................................................         (500)           (500)
                                                                              --------        --------
      Total stockholders' equity ........................................       21,550          24,964
                                                                              --------        --------
      Total liabilities and stockholders' equity ........................     $ 29,934        $ 36,080
                                                                              ========        ========

     See accompanying notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)

                                                        Three Months Ended           Nine Months Ended
                                                            September 30,               September 30,
                                                     -------------------------   -------------------------
                                                        2002          2001          2002          2001
                                                     -----------   -----------   -----------   -----------
                                                                   (Restated)                  (Restated)
Revenues .........................................   $     3,824   $    10,444   $    13,999   $    39,500
Cost of services .................................         2,175         7,292         8,618        28,591
                                                     -----------   -----------   -----------   -----------
      Gross profit ...............................         1,649         3,152         5,381        10,909
Research and development costs ...................           530           305         1,348           620
Selling, general and administrative expenses .....         5,178         9,308        14,799        28,567
Impairment of long-lived assets ..................            --         1,132            --         1,132
Restructuring charge .............................            --         2,029            --         2,029
                                                     -----------   -----------   -----------   -----------
Operating loss ...................................        (4,059)       (9,622)      (10,766)      (21,439)
Other income (expense):
   Interest expense ..............................           (22)          (29)          (93)          (89)
   Interest income ...............................            75           189           236           824
   Other .........................................          (465)         (277)         (752)         (716)
                                                     -----------   -----------   -----------   -----------
      Total other income (expense) ...............          (412)         (117)         (609)           19
                                                     -----------   -----------   -----------   -----------
      Loss from continuing operations
         before income taxes .....................        (4,471)       (9,739)      (11,375)      (21,420)
Benefit for income taxes .........................            --            --         7,496         3,454
                                                     -----------   -----------   -----------   -----------
   Loss from continuing operations ...............        (4,471)       (9,739)       (3,879)      (17,966)
                                                     -----------   -----------   -----------   -----------
   Gain (loss) on sale of discontinued
      operations, net of income tax
      expense of $0, $0, $0, $0 ..................           379          (154)          461          (273)
                                                     -----------   -----------   -----------   -----------
   Net income (loss) .............................   $    (4,092)  $    (9,893)  $    (3,418)  $   (18,239)
                                                     ===========   ===========   ===========   ===========
Earnings (loss) per share:
   Basic -
   Income (loss) from continuing operations ......   $     (0.30)  $     (0.66)  $     (0.26)  $     (1.18)
   Income (loss) from discontinued operations ....          0.03         (0.01)         0.03         (0.02)
                                                     -----------   -----------   -----------   -----------
      Net income (loss) ..........................   $     (0.27)  $     (0.67)  $     (0.23)  $     (1.20)
                                                     ===========   ===========   ===========   ===========
   Diluted -
   Income (loss) from continuing operations ......   $     (0.30)  $     (0.66)  $     (0.26)  $     (1.18)
   Income (loss) from discontinued operations ....          0.03         (0.01)         0.03         (0.02)
                                                     -----------   -----------   -----------   -----------
      Net income (loss) ..........................   $     (0.27)  $     (0.67)  $     (0.23)  $     (1.20)
                                                     ===========   ===========   ===========   ===========
Weighted average number of shares outstanding
Basic ............................................    14,901,054    14,824,310    14,897,724    15,147,107
                                                     ===========   ===========   ===========   ===========
Diluted ..........................................    14,901,054    14,824,310    14,897,724    15,147,107
                                                     ===========   ===========   ===========   ===========

     See accompanying notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                           Nine Months Ended September 30,
                                                                           -------------------------------
                                                                                  2002        2001
                                                                                --------   ----------
                                                                                           (Restated)
Cash flows from operating activities:
   Income (loss) from continuing operations ............................        $ (3,879)   $(17,966)
   Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
         Equity loss from investment in alliance partner ...............             427         757
         Unrealized loss on investment in marketable security ..........             326          --
         Depreciation and amortization .................................              10       2,065
         Loss on sale of asset .........................................               5          --
         Impairment of long-lived assets ...............................              --       1,132
         Provision for doubtful accounts ...............................              74       2,108
         Deferred taxes, net ...........................................          (7,496)      2,745
         Changes in current assets and liabilities:
            Accounts receivable ........................................           3,535       9,613
            Prepaid expenses and other current assets ..................             157        (193)
            Income taxes, net ..........................................          14,305      (6,212)
            Accounts payable and accrued expenses ......................          (2,065)       (326)
            Deferred revenue ...........................................            (667)        (93)
            Other assets ...............................................              50         244
                                                                                --------    --------
   Cash provided by (used for) operating activities ....................           4,782      (6,126)
Cash flows from investing activities:
   Payments received on note from acquirer of discontinued
      operations .......................................................             535         281
   Purchases of property and equipment .................................            (280)       (409)
   Investment in marketable security ...................................          (1,500)         --
                                                                                --------    --------
   Cash used for investing activities ..................................          (1,245)       (128)
Cash flows from financing activities:
   Payments on capital lease obligations ...............................              --         (44)
   Payments on amounts due sellers of acquired businesses ..............              --        (600)
   Net proceeds on issuance of common stock ............................               4         190
   Purchase of treasury stock ..........................................              --        (500)
                                                                                --------    --------
   Cash provided by (used for) financing activities ....................               4        (954)
Cash flows provided by discontinued operations .........................             612         894
                                                                                --------    --------
Net increase (decrease) in cash ........................................           4,153      (6,314)
Cash at beginning of period ............................................          18,778      26,500
                                                                                --------    --------
Cash at end of period ..................................................        $ 22,931    $ 20,186
                                                                                ========    ========
Supplemental disclosures of cash flow information:
   Interest paid .......................................................        $     71    $     90
   Income taxes paid (refunded) ........................................        $(14,305)   $     14
   Return of common Stock previously issued to employee for note
      receivable .......................................................        $     --    $    175
   Accounts receivable exchanged for preferred stock ...................        $  1,739    $     --

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollar amounts in thousands)

The following tables present the changes that have been made to the condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2001:

                                                       As Previously Reported     Restated
                                                       ----------------------    -----------
                                                       Three Months Ended September 30, 2001
                                                       -------------------------------------
Consolidated Statement of Operations:
Revenues ...........................................         $    10,444         $    10,444
Cost of services ...................................               7,292               7,292
                                                             -----------         -----------
      Gross profit .................................               3,152               3,152
Research and development costs .....................                  --                 305
Selling, general and administrative expenses .......               7,910               9,308
Impairment of long-lived assets ....................                  --               1,132
Restructuring charge ...............................               3,373               2,029
                                                             -----------         -----------
Operating loss .....................................              (8,131)             (9,622)
Other income (expense):
   Interest expense ................................                  --                 (29)
   Interest income .................................                 312                 189
   Other ...........................................                 (86)               (277)
                                                             -----------         -----------
      Total other income (expense) .................                 226                (117)
                                                             -----------         -----------
Income (loss) from continuing operations
   before income taxes .............................              (7,905)             (9,739)
Benefit for income taxes ...........................                  --                  --
                                                             -----------         -----------
Income (loss) from continuing operations ...........              (7,905)             (9,739)
   Operating income (loss) from
      discontinued operations ......................                 (49)                 --
   Loss on sale of discontinued operations .........                  --                (154)
                                                             -----------         -----------
   Income (loss) from discontinued operations ......                 (49)               (154)
                                                             -----------         -----------
      Net income (loss) ............................         $    (7,954)        $    (9,893)
                                                             ===========         ===========
Earnings (loss) per share:
   Basic -
   Income (loss) from continuing operations ........         $     (0.54)        $     (0.66)
   Income (loss) from discontinued operations ......                  --               (0.01)
                                                             -----------         -----------
      Net income (loss) ............................         $     (0.54)        $     (0.67)
                                                             ===========         ===========
   Diluted -
   Income (loss) from continuing operations ........         $     (0.54)        $     (0.66)
   Income (loss) from discontinued operations ......                  --               (0.01)
                                                             -----------         -----------
      Net income (loss) ............................         $     (0.54)        $     (0.67)
                                                             ===========         ===========
Weighted average number of shares outstanding:
   Basic ...........................................          14,824,310          14,824,310
                                                             ===========         ===========
   Diluted .........................................          14,824,310          14,824,310
                                                             ===========         ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollar amounts in thousands)

                                                       As Previously Reported     Restated
                                                       ----------------------    -----------
                                                       Nine Months Ended September 30, 2001
                                                       -------------------------------------
Revenues ...........................................         $    39,500         $    39,500
Cost of services ...................................              28,591              28,591
                                                             -----------         -----------
      Gross profit .................................              10,909              10,909
Research and development costs .....................                  --                 620
Selling, general and administrative expenses .......              26,771              28,567
Impairment of long-lived assets ....................                  --               1,132
Restructuring charge ...............................               3,373               2,029
                                                             -----------         -----------
Operating loss .....................................             (19,235)            (21,439)
   Other income (expense):
   Interest expense ................................                  (2)                (89)
   Interest income .................................               1,193                 824
   Other ...........................................                (143)               (716)
                                                             -----------         -----------
      Total other income (expense) .................               1,048                  19
                                                             -----------         -----------
Income (loss) from continuing operations
   before income taxes .............................             (18,187)            (21,420)
Benefit for income taxes ...........................                  --               3,454
                                                             -----------         -----------
Income (loss) from continuing operations ...........             (18,187)            (17,966)
                                                             -----------         -----------
   Operating income (loss) from
      discontinued operations ......................                 (32)                 --
   Loss on sale of discontinued operations .........                  --                (273)
                                                             -----------         -----------
   Income (loss) from discontinued operations ......                 (32)               (273)
                                                             -----------         -----------
      Net income (loss) ............................         $   (18,219)        $   (18,239)
                                                             ===========         ===========
Earnings (loss) per share:
   Basic -
   Income (loss) from continuing operations ........         $     (1.20)        $     (1.18)
   Income (loss) from discontinued operations ......                  --               (0.02)
                                                             -----------         -----------
      Net income (loss) ............................         $     (1.20)        $     (1.20)
                                                             ===========         ===========
   Diluted -
   Income (loss) from continuing operations ........         $     (1.20)        $     (1.18)
   Income (loss) from discontinued operations ......                  --               (0.02)
                                                             -----------         -----------
      Net income (loss) ............................         $     (1.20)        $     (1.20)
                                                             ===========         ===========
Weighted average number of shares outstanding:
   Basic ...........................................          15,150,770          15,147,107
                                                             ===========         ===========
   Diluted .........................................          15,150,770          15,147,107
                                                             ===========         ===========

                                                       As Previously Reported     Restated
                                                       ----------------------    -----------
                                                       Nine Months Ended September 30, 2001
                                                       ------------------------------------
Consolidated Statement of Cash Flows:
Net cash used in operating activities ..............           $(5,441)            $(6,126)
Net cash used in investing activities ..............            (1,029)               (128)
Net cash used in financing activities ..............            (1,247)               (954)
Cash provided by discontinued operations ...........             1,403                 894

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollar amounts in thousands)

Note 4 - Changes in Stockholders' Equity

                                                                            Notes
                                         Common Stock      Additional    Receivable                                      Total
                                     -------------------     Paid-In        From        Accum.     Treasury Stock     Stockholders'
                                       Shares     Amount     Capital    Stockholders    Deficit   Shares    Amount       Equity
                                     -------------------   ----------   ------------   --------   -----------------   -------------
Balance at December 31, 2001 .....   15,514,757    $155     $86,662       $(6,193)     $(55,160)  644,600   $  (500)     $24,964

Issuance of common stock .........       31,197      --           4            --            --        --        --            4

Net loss .........................           --      --          --            --        (3,418)       --        --       (3,418)
                                     -------------------    -------       -------      --------   -------   -------      -------
Balance at September 30, 2002 ....   15,545,954    $155     $86,666       $(6,193)     $(58,578)  644,600   $  (500)     $21,550
                                     ===================    =======       =======      ========   =======   =======      =======

Note 5 - Discontinued Operations

On June 30, 2000, the Company sold the majority of its IT staff augmentation business and on July 14, 2000 and October 31, 2000 sold other components of the IT staff augmentation business. During the quarter ended September 30, 2002, the Company continued to hold one remaining component of its IT staff augmentation business. During the fourth quarter of fiscal 2001, the Company abandoned its plan to divest of this operation and consequently closed this business.

The following financial data reflects a summary of operating results for the Company's discontinued operations for the three and nine months ended September 30, 2001.

Summary of Operating Results of Discontinued Operations:

                                                      Three Months Ended   Nine Months Ended
                                                      ------------------   -----------------
                                                         September 30,       September 30,
                                                             2001                2001
                                                      ------------------   -----------------
Revenues ..........................................         $ 335               $3,838
Cost of services ..................................           351                3,078
                                                            -----               ------
      Gross profit ................................           (16)                 760
Selling, general and administrative expenses ......           138                1,033
                                                            -----               ------

      Operating loss ..............................          (154)                (273)
Other income (expense) ............................            --                   --
                                                            -----               ------
Operating loss before provision for taxes .........          (154)                (273)
Provision for income taxes ........................            --                   --
                                                            -----               ------
Operating loss from discontinued operations .......          (154)                (273)
Reclassification to gain on sale
   of discontinued operations .....................           154                  273
                                                            -----               ------
Operating income (loss) from
   discontinued operations ........................         $  --               $   --
                                                            =====               ======

Gain on Sale of Discontinued Operations in 2002:

The gain on the sale of discontinued operations for the three and nine months ended September 30, 2002 is the result of recoveries of trade accounts receivable in 2002 previously written off to bad debt expense.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollar amounts in thousands)

Note 6 -Investment in Marketable Security

On August 19, 2002, the Company acquired 3,055,540 shares of Series C Convertible Redeemable Preferred Stock ("Series C") of Bluebook International Holding Company, Inc. ("Bluebook"), representing an approximately 9% ownership interest (assuming conversion of all outstanding preferred stock) in exchange for $1,000 in cash, conversion of a $500 bridge loan from Cotelligent to Bluebook, advanced earlier in the third quarter of 2002, and services rendered in connection with the development of software for Bluebook. In accordance with the purchase and development agreement, management of the Company expects Cotelligent to be a preferred provider of implementation services for Bluebook's future software products.

Under the Series C purchase and development agreement, the Company is obligated to contribute additional services and fund an additional $1,500 in cash, due upon Bluebook's first sale of certain software associated with the purchase and development agreement. Upon payment of the additional $1,500 and delivery of the remaining services, the Company will receive an additional 2,261,164 shares of Series C, which will increase the Company's ownership interest in Bluebook to 15% (assuming conversion of all outstanding preferred stock, and assuming no further stock issuances on behalf of Bluebook). In December 2002, the Company funded the additional $1,500 after Bluebook satisfied the necessary conditions required for payment. In addition, Bluebook issued the remaining 2,261,164 Series C shares.

The Series C were initially recorded at $1,500, the amount of cash paid to Bluebook. The cost of the contributed services were recorded as research and development costs in the accompanying condensed consolidated statements of operations.

Under the certificate of designation of the Series C stock, Bluebook is required, at the Company's option, to either a) convert the Series C shares to common stock at any time or b) redeem the Series C shares for cash beginning four years and up through six years after the date of initial issuance.

The Series C meets the definition of a debt security under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". In accordance with SFAS No. 115, the Company classified the Series C as a trading security and consequently reports the investment at fair value, with unrealized gains and losses recorded in other income (expense) in the consolidated statements of operations. Accordingly, the initial investment was reduced by $326 during the three months ended September 30, 2002 due to the decrease in fair value since the acquisition date.

During the nine months ended September 30, 2002, the Company delivered software development services to Bluebook with a cost of $717. Of the total services contributed, $396 and $321 were recorded as research and development costs during the three months ended June 30, 2002 and September 30, 2002, respectively.

Note 7 - Income Taxes

On March 9, 2002, Congress approved the Job Creation and Worker Assistance Act of 2002 allowing net operating losses for the Company's fiscal tax year ending March 31, 2002 to be carried back five years. In accordance with SFAS No. 109, the effect of this change in tax law was reflected in the March 31, 2002 financial statements as changes in tax law must be reflected in the period of enactment. Consequently, the Company recorded a $7,496 tax benefit during the nine months ended September 30, 2002, which reflects the release of a valuation allowance against a deferred tax asset previously written down to zero due to the uncertainty of its realization. The Company received a $7,496 refund of taxes on August 10, 2002.

Note 8 - Subsequent Event - Restructuring Charge

During the fourth quarter and as part of the Company's efforts to streamline its operations commensurate with its revenue base, the Company identified opportunities to reduce its cost structure by reducing headcount and closing the Dallas sales office as well as consolidating the San Francisco headquarters into excess space at the Irvine, California facility, at the end of their respective lease terms. Accordingly, the Company adopted a restructuring plan, which is expected to result in a pre-tax restructuring charge of approximately $700 during the fourth quarter of 2002. This charge includes severance costs for approximately 28 management and operating staff.

Note 9 - Weighted Average Number of Shares Outstanding

                                                                    Three Months Ended        Nine Months Ended
                                                                       September 30,             September 30,
                                                                  -----------------------   -----------------------
                                                                     2002         2001         2002         2001
                                                                  ----------   ----------   ----------   ----------
Basic weighted average number of shares outstanding ...........   14,901,054   14,824,310   14,897,724   15,147,107
Effect of stock options issued to employees and directors .....           --           --           --           --
                                                                  ----------   ----------   ----------   ----------
Diluted weighted average number of shares outstanding .........   14,901,054   14,824,310   14,897,724   15,147,107
                                                                  ==========   ==========   ==========   ==========

Options to purchase 4,318,331 and 1,820,952 shares of common stock were outstanding at September 30, 2002 and 2001, respectively, but were not included in EPS for the three and nine months ended September 30, 2002 and 2001 because the Company had a loss from continuing operations making the options antidilutive.

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

                                   RESTATEMENT

The Company has restated the condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2001 included in this Quarterly Report on Form 10-Q. For additional information regarding the restatement, please refer to Note 2 to the condensed consolidated financial statements included in Item 1.

                       CONSOLIDATED RESULTS OF OPERATIONS
                                 (In Thousands)

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Revenues

Revenues decreased $6,620, or 63%, to $3,824 in the three months ended September 30, 2002 from $10,444 in the three months ended September 30, 2001. The decrease was due to a general reduction in demand for its services due to softening in the market coupled with a shift away from general IT consulting services towards offering mobile workforce management solutions and its associated ramp-up time.

Gross Profit

Gross profit decreased $1,503, or 48%, to $1,649 in the three months ended September 30, 2002 from $3,152 in the three months ended September 30, 2001. The decrease was due to lower revenues following a general reduction in demand for its services due to softening in the market coupled with a shift away from general IT consulting services towards offering mobile workforce management solutions and its associated ramp-up time. The gross profit margin increased to 43% from 30%, due to better pricing, a mix shift to higher margin projects, caused in part by the end of some long-term, lower margin, legacy system development engagements, and an increase in utilization of billable staff.

Research and Development Costs

Research and development costs were $530 for the three months ended September 30, 2002 compared to $305 for the three months ended September 30, 2001. The Company has a dedicated team of people solely focused on research and development activities associated with mobile workforce management and Web services solutions. The higher spending level during the three months ended September 30, 2002 was due to research and development costs incurred for the development of a software solution for a business partner (See Note 6 to the condensed consolidated financial statements included in Item 1).

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $4,130, or 44%, to $5,178 in the three months ended September 30, 2002 from $9,308 in the three months ended September 30, 2001. The decrease was primarily due to reductions in operating staff following the divestiture of the majority of the IT staff augmentation business, as well as the effects of other reductions in staff to streamline operations in line with revenues.

Impairment of Long-Lived Assets

In September 2001, the Company recognized an impairment of long-lived assets charge of $1,132 on property and equipment associated with locations where the Company ceased operations.

Restructuring Charge

In September 2001, as part of the Company's efforts to streamline its operations commensurate with its revenue base, the Company identified opportunities to reduce its cost structure by reducing headcount and closing certain operating facilities to conform to the Company's new operating structure resulting in a $2,436 restructuring charge during the year ended December 31, 2001. Accordingly, the Company adopted a restructuring plan in accordance with EITF 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges." Restructuring costs of $2,029 were recorded in the three months ended September 30, 2001. The remainder of the charge was recorded during the three months ended December 31, 2001.

Other Income (Expense)

Other income (expense) primarily consists of interest income, interest expense, loss on an investment in an alliance partner accounted for under the equity method of accounting and the change in market value associated with an investment in a marketable security. Interest income net of interest expense was $53 for the three months ended September 30, 2002 compared to $160 for the three months ended September 30, 2001. The decrease in net interest income was due to a lower cash balance on hand during the three months ended September 30, 2002. Other expense for the three months ended September 30, 2002 was $465 principally from the change in market value associated with an investment in a marketable security which resulted in a $326 unrealized loss.

Benefit for Income Taxes

The Company did not record an income tax benefit for the three months ended September 30, 2002 or 2001 due to the uncertainty of its realization.

                       CONSOLIDATED RESULTS OF OPERATIONS
                                 (In Thousands)

Gain on Sale of Discontinued Operations

Discontinued operations was comprised of the Company's IT staff augmentation business. The gain on sale from discontinued operations of $379 for the three months ended September 30, 2002 compares to a loss of $154 for the three months ended September 30, 2001. The increase is the result of cash collected in 2002 on trade accounts receivable written off in prior years to bad debt expense.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Revenues

Revenues decreased $25,501, or 65%, to $13,999 in the nine months ended September 30, 2002 from $39,500 in the nine months ended September 30, 2001. The decrease was due to a general reduction in demand for its services due to softening in the market coupled with a shift away from general IT consulting services towards offering mobile workforce management solutions and its associated ramp-up time.

Gross Profit

Gross profit decreased $5,528, or 51%, to $5,381 in the nine months ended September 30, 2002 from $10,909 in the nine months ended September 30, 2001. The decrease was due to a general reduction in demand for its services due to softening in the market coupled with a shift away from general IT consulting services towards offering mobile workforce management solutions and its associated ramp-up time. The gross profit margin increased to 38% from 28%, due to better pricing, a mix shift to higher margin projects caused in part by the end of some long-term, lower margin, legacy system development engagements and an increase in utilization of billable staff.

Research and Development Costs

Research and development costs were $1,348 for the nine months ended September 30, 2002 compared to $620 for the nine months ended September 30, 2001. The higher level of spending during the nine months ended September 30, 2002 was due to research and development costs incurred for the development of a software solution for a business partner. See Note 6 to the condensed consolidated financial statements included in Item 1.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $13,768, or 48%, to $14,799 in the nine months ended September 30, 2002 from $28,567 in the nine months ended September 30, 2001. The decrease was primarily due to reductions in operating staff as well as the effects of other reductions in staff to streamline operations in line with revenue.

Impairment of Long-Lived Assets

In September 2001, the Company recognized an impairment of long-lived assets charge of $1,132 on property and equipment associated with locations where the Company ceased operations.

Restructuring Charge

In September 2001, as part of the Company's efforts to streamline its operations commensurate with its revenue base, the Company identified opportunities to reduce its cost structure by reducing headcount and closing certain operating facilities to conform to the Company's new operating structure resulting in a $2,436 restructuring charge during the year ended December 31, 2001. Accordingly, the Company adopted a restructuring plan in accordance with EITF 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges." Restructuring costs of $2,029 were recorded in the nine months ended September 30, 2001. The remainder of the charge was recognized during the three months ended December 31, 2001.

Other Income (Expense)

Other income (expense) primarily consists of interest income, interest expense, loss on an investment in an alliance partner accounted for under the equity method of accounting and the change in market value associated with an investment in a marketable security. Interest income, net of interest expense was $143 for the nine months ended September 30, 2002 compared to net interest income of $735 for the nine months ended September 30, 2001. The decrease in net interest income was due to a lower cash balance on hand during the nine months ended September 30, 2002. Other expense for the nine months ended September 30, 2002 was $752, principally consisting of an unrealized loss of $326 resulting from the change in market value associated with an investment in a marketable security. Offsetting these reductions was a decrease in the equity loss from the investment in alliance partner.

Benefit for Income Taxes

The income tax benefit of $7,496 for the nine months ended September 30, 2002 was the results of the Job Creation and Worker Assistance Act of 2002, approved by Congress on March 9, 2002, allowing net operating losses for the Company's fiscal tax year ending March 31, 2002 to be carried back five years. In accordance with SFAS No. 109, the effect of this change in tax law was reflected in the March 31, 2002 financial statements as changes in tax law must be reflected in the period of enactment. The income tax benefit of $3,454 for the nine months ended September 30, 2001 resulted from a decrease in a valuation allowance previously established against a goodwill deduction that was written off on the March 31, 2001 tax return.

Gain on Sale of Discontinued Operations

Discontinued operations is comprised of the Company's IT staff augmentation business. The gain on sale of discontinued operations of $461 for the nine months ended September 30, 2002 compares to a loss of $273 for the nine months ended September 30, 2001. The increase in gain on sale of from discontinued operations is the result of cash collected on trade accounts receivable in 2002 written off in prior years to bad debt expense.

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

Cash provided by operating activities was $4,782 for the nine months ended September 30, 2002, and the average cash balance during the quarter was $21,743. The Company's primary sources of liquidity for the Company going forward include the collection of accounts receivable and federal and state income tax refunds resulting from the carry-back of net operating losses. In addition, the Company continues to utilize the cash proceeds generated from the sales of its IT staff augmentation businesses. Total receivables were 64 days of quarterly revenues at September 30, 2002 and 74 days at December 31, 2001. In the first quarter of 2002, Congress approved the Job Creation and Worker Assistance Act of 2002, allowing fiscal tax year end March 31, 2002 net operating losses to be carried back five years. The effect of this change in tax law resulted in a $7,496 tax refund received by the Company on August 10, 2002. The Company's management believes that the remaining cash on hand will provide adequate cash to fund its anticipated cash working capital needs at least through next year.

The following table reflects our contractual cash obligations, excluding interest, due over the indicated periods.

------------------------------------------------------------------------------------------------------
                                                                   Payments Due by Period
                                                        ----------------------------------------------
                                                                 Less than   1 to 3   4 to 5   After 5
Contractual Cash Obligations:                           Total      1 Year    Years    Years     Years
------------------------------------------------------------------------------------------------------
   Obligations due sellers of an acquired business      $  499    $  388     $  111    $ --      $--
------------------------------------------------------------------------------------------------------
   Operating leases                                     $5,394    $1,566     $3,412    $416      $--
------------------------------------------------------------------------------------------------------
      Total contractual obligation                      $5,893    $1,954     $3,523    $416      $--
------------------------------------------------------------------------------------------------------

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

During the quarter ended September 30, 2002, the Company invested approximately $1,500 of cash in convertible redeemable preferred stock in Bluebook International Holding Company, a publicly traded company. As the instrument is convertible into a publicly traded security, the investment has market risk which can result in fluctuations in the value. The Company looks to the publicly traded value to determine the fair value of the investment at each reporting date and recognizes unrealized gains or losses in the consolidated statement of operations in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

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

Item 4. Controls and Procedures

Based on the evaluation by the Chief Executive Officer and Chief Financial Officer of the Company as of a date within 90 days of the filing date of this quarterly report, those officers believe that the Company's disclosure controls and procedures are reasonably effective to ensure that the information required to be included in this report has been recorded, processed, summarized and reported on a timely basis. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls and there have been no corrective actions taken with regard to significant deficiencies and material weaknesses subsequent to the date of such officers' evaluation.

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

     None

Item 3. Defaults upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10.1 Series C Convertible Redeemable Preferred Stock Purchase Agreement, dated as of August 19, 2002, by and between the Bluebook International Holding Company, Mark A. Josipovich, Daniel E. Josipovich, Daniel T. Josipovich, Dorothy E. Josipovich and Cotelligent, Inc.

          10.2 Voting Agreement, dated as of August 19, 2002, by and among the Bluebook International Holding Company, certain holders listed on the signature pages thereto and Cotelligent, Inc.

          10.3 Right of First Refusal Agreement, dated as of August 19, 2002, by and among the Bluebook International Holding Company, Mark A. Josipovich, Daniel E. Josipovich, Daniel T. Josipovich, Dorothy
               E. Josipovich and Cotelligent, Inc.

          10.4 Investor Rights Agreement, dated as of August 19, 2002, by and between The Bluebook International Holding Company and Cotelligent, Inc.

          10.5 Indemnification Agreement, dated as of August 19, 2002, by and between The Bluebook International Holding Company and James Lavelle.

          99.1 Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

          Current Report on 8-K filed July 16, 2002 relating to change in Cotelligent's certifying accountant.

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in the quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether of not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in the quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether of not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 6, 2003


                            /s/ Curtis J. Parker
                            ----------------------------------------------------
                            Curtis J. Parker
                            Executive Vice President and Chief Financial Officer