Form 10-K
period 2002-12-31
COTELLIGENT INC
filed 2003-03-31
CIK 1004963

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For The Fiscal Year Ended December 31, 2002

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period from _____ to _____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $4,866,299 based on the closing price of $0.33 of the registrant's Common Stock as reported on the OTC Bulletin Board on March 27, 2003.

The number of shares of the registrant Common Stock outstanding as of March 27, 2003 was 14,746,354.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of this registrant's definitive proxy statement for its 2003 annual meeting to be filed with the SEC no later than 120 days after the end of the fiscal year are incorporated by reference in Part III of this Annual Report on Form 10-K.

================================================================================

                                COTELLIGENT, INC.

                                    FORM 10-K

                   For The Fiscal Year Ended December 31, 2002

                                      INDEX

PART I

Item 1.   Business............................................................    3

Item 2.   Properties..........................................................   13

Item 3.   Legal Proceedings...................................................   13

Item 4.   Submission of Matters to a Vote of Security Holders.................   13

PART II

Item 5.   Market for the Registrant's Common Stock and Related Stockholder
          Matters................................. ...........................   14

Item 6.   Selected Financial Data.............................................   15

Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations. .............................................   16

Item 8.   Financial Statements and Supplementary Data.........................   23

Item 9.   Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosure................................................   44

PART III

Item 10.  Directors and Executive Officers of the Registrant..................   45

Item 11.  Executive Compensation..............................................   45

Item 12.  Security Ownership of Certain Beneficial Owners and Management......   45

Item 13.  Certain Relationships and Related Transactions......................   45

Item 14.  Controls and Procedures.............................................   45

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K....   46

          Signatures..........................................................   48

PART I

Item 1.   Business

COMPANY OVERVIEW

Cotelligent creates customized business solutions that enhance and integrate our client's current systems and extends them throughout and outside the enterprise, to provide access to information by and from mobile work forces, clients' customers, vendors, partners and employees. Our solutions utilize broadly accepted as well as cutting edge technologies. We also provide maintenance and support for software products licensed to our clients in connection with the solutions we develop.

As part of our complete solutions, we offer:

    .   Strategic IT consulting services
    .   Enterprise-wide application integration and implementation services
    .   Custom application development
    .   Sales and field force automation solutions
    .   Mobile middleware products
    .   Hardware and software products through partner relationships
    .   Application hosting
    .   Remote support services
    .   Help desk and education services

Expanding the capabilities of enterprise systems can benefit Business-to-Business (B2B) and Business-to-Consumer (B2C) initiatives, while providing Knowledge Management and Business Intelligence resources to employees of the enterprise. This includes tools for mobile workers responsible for functions like route sales, pre-sales, merchandising, route delivery, distribution and field service/repair. The software and hardware used to facilitate these functions include laptops, handheld PCs, Tablet PCs, PDAs and Web-based applications that support Customer Relationship Management (CRM). Our customized business solutions, which include software, hardware and information services, are focused on extending information technology functionality to a broad spectrum of users. These solutions allow mobile workers to do their jobs more effectively from wherever they are located and whenever they require access. They allow the client to receive more current and accurate information. These solutions increase productivity from the field in ways not experienced by the client before. We believe Cotelligent is different from traditional software and services companies because we are able to provide the range of products and services needed to develop customized business solutions that employ advanced mobility and Web-based technologies.

We have expertise in a variety of industries, including consumer goods, manufacturing, high-tech, financial services and automotive. We understand how to build advanced technology systems that expand upon a client's existing systems and complement the work conducted in their user environments. We have assembled a technical staff with a broad range of skills and industry expertise, including business analysts, network architects, account managers and others. We believe the high level of technical expertise and business experience offered by Cotelligent is an important differentiator in the markets in which we compete.

Over the past year, we have positioned ourselves to leverage our foundation of experience in enterprise, systems integration and eBusiness solutions, along with our varied industry experience, to take advantage of the emerging and growing market for mobile and Web based solutions. Cotelligent has over fifteen years of experience in delivering sales force automation solutions and mobile middleware solutions to a variety of leading companies. We believe Cotelligent's enterprise software, eBusiness, mobility and Web services solutions expertise, provides our Company a competitive advantage. We use a proprietary consulting project methodology to help ensure that our clients achieve a successful result and help them make well-informed business and technology decisions.

While we continue to pursue opportunities in eBusiness, our focus on enterprise solutions is directed toward linking eBusiness and mBusiness solutions in the enterprise. Our goal is to continue growing the eBusiness revenue but outpace that growth with mBusiness revenue, which we believe should become the dominant part of our business over the next several years. For 2002, our largest client accounted for approximately 14% of our revenue, while our ten largest clients accounted for approximately 65% of our revenue.

STRATEGY

Our strategy is comprised of the following components:

     BUILD SOLUTIONS USING ADVANCED TECHNOLOGY EMPOWERING THE MOBILE WORKFORCE

Cotelligent's strategy is to take advantage a growing market for Mobile Enterprise Applications ("MEA") by leveraging its core competencies in enterprise software, eBusiness and systems integration, and help our clients take advantage of advances in mobile and Web services technologies. To that end, we have already accumulated a base of client experience in moving information seamlessly from back-end "connected" application systems to front-end "semi-connected" and "disconnected" field force and customer relations applications using our customer developed solutions and application hosting services. Cotelligent has over fifteen years of experience in this market. Our strategy is to use our reputation and record of success in this area to gain a significant competitive position in the emerging market aimed at empowering the mobile workforce.

We have also completed a number of engagements in connection with the development and implementation of Web services solutions employing both Microsoft(R) .NET and IBM open system technologies. As with our mobile computing expertise, we help our clients achieve success in employing .NET and open system technologies by leveraging our significant expertise in enterprise software and systems integration. Our experience has led us to conclude that the effective integration and utilization of Web services solutions require us to have an in-depth knowledge of how enterprise software, and general business applications and functions, interact from end-to-end. Our strategy is to continue to achieve success in developing Web services solutions in our clients' complex business environments and leveraging this success and our reputation as this market continues to grow in the future.

                                                                    PARTNERSHIPS

To successfully execute our business strategy, Cotelligent has determined that we must be able to offer complete business solutions to our clients. We believe that in the increasingly interconnected world, key alliances are important. We leverage the resources and depth that come from having strategic partnerships with the companies that complement our capabilities. Our partners include Handspring, IBM, Microsoft, Symbol Technologies, Toshiba and White Horse Interactive.

Cotelligent has partnered with companies that provide the best components for solutions in our targeted markets. By carefully choosing which companies provide the best technical solutions and the best partnership opportunities, Cotelligent can offer the best solutions for the best value to our clients. Additionally, our breadth of partners allow us to have an unbiased view of which solutions are most appropriate to satisfy our client's needs. We have been recognized by our partners for our value add in solution development. We are a Microsoft Gold Certified Partner, we developed one of the first .NET applications in the country and we are one of 20 companies in the Western region to be recognized as a Managed Partner due to our stability and quality. Cotelligent was one of only ten companies selected by IBM to develop applications for their WEA platform. IBM demonstrated this solution at the CTIA show in October 2002. As we continue to evolve to a software solution-centric company, we expect that our partnership program will be expanded in order to enhance our ability to deliver advanced mobile computing and Web services solutions.

                                                                 DIFFERENTIATION

We intend to differentiate ourselves from our competitors in the following ways:

LISTEN TO AND COLLABORATE WITH OUR CLIENTS
We listen to our client's needs and then collaborate with them to enhance, integrate and extend their existing systems to leverage and build upon their existing investments. These are core values to Cotelligent because we do not sell any specific package or solution.

INVEST IN PARTNERSHIPS
Strong partnerships will help us to further develop and execute our business strategy:
    . Using partner products and technologies to complement ours improves "time to market" for Cotelligent solutions.
    . Partners integrating our mobility and middleware solutions into their offerings broaden revenue opportunities through channels.
    . Cotelligent is able to improve gross and operating margins through reduced costs of sales and solution delivery.

INVEST IN TECHNOLOGY
Cotelligent's ability to be competitive in mobility and Web services solutions require us to make investments in technology. These investments will ensure that our software solutions continue to advance our clients' capabilities and, at the same time, keep Cotelligent competitive in the market.

LEVERAGE REPUTATION AND EXPERTISE IN ENTERPRISE SOFTWARE AND SYSTEMS INTEGRATION Cotelligent's reputation for providing outstanding systems implementation and integration services is key to our ability to ensure that new, more advanced Cotelligent solutions are properly integrated across our clients' information technology infrastructure. Underlying this ability is a dedication to a strategy of reuse. Our extensive experience and library of solutions allows us to employ successful components from various client solutions to improve the speed, time and reliability of new solutions. This strategy of reuse is applied to design, architecture and application development and in many cases reduces the development time and costs by as much as 50%.

STRESS OPTIMIZATION IN OUR MARKETING MESSAGES
Our marketing messages will increasingly focus on how Cotelligent solutions optimize business activities from end-to-end. We will demonstrate this by employing return on investment ("ROI") analysis and specific factors residing in each Cotelligent target market.

                                                          STRATEGIC ACQUISITIONS

In our opinion, the economic landscape has changed significantly resulting in an emergence of businesses that have become interested in being acquired. We see many of these companies have proprietary technology and long-term client relationships, but have undergone severe downward pressure in revenue, profit, cash and stock price leaving them with little or no cash to sustain operations. We believe depressed valuations of these companies and their limited choices have created opportunities for Cotellignet as an investor, merger partner and/or acquirer. If we pursue these opportunities, we will be highly selective and intend to completely integrate the businesses we merge or acquire immediately, thereby realizing significant near-term cots savings. We believe the range of potential acquirees will be influenced by our financial condition and market capitalization, among other factors.

SOLUTIONS

Capitalizing on our experience in specific industries allows us to support targeted companies seeking improvements in operational efficiencies and marketplace performance ("optimization") using eBusiness, mBusiness and Web services technology. The integration of our portfolio of products, services and applications into specific industry areas combine to create:

    .   Sales Force Automation (SFA) solutions
    .   Field Force Automation (FFA) solutions
    .   eBusiness solutions
    .   Web services solutions
    . Other specialized business software solutions (Strategic Business Applications)

By implementing Cotelligent's solutions, our clients are able to:

    .   Cut costs by automating manual processes
    . Improve productivity and timeliness of data throughput to and from mobile workers
    .   Increase competitive advantage

At the center of our strategy is taking our most effective solutions to market. In determining this, we use a variety of sources for market analysis and data, including Gartner Group and IDC. This information has helped Cotelligent target the most effective components that create the most value (for competitive positioning) in an effort to maximize our profitability. In addition, this approach allows us to combine solutions and services, price them competitively and deliver them to the marketplace.

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

                                                          WEB SERVICES SOLUTIONS

We have successfully completed a number of engagements involving the development and deployment of Web services - most notably, IBM WebSphere (WEA)(R) and Microsoft(R) .NET. As a new breed of pervasive applications, these Web services and Cotelligent's highly skilled team help our clients promote the publication, location and promotion of never before possible IT services to anyone with an Internet connection.

                                                mBUSINESS AND MOBILITY SOLUTIONS

This field continues to gain significant momentum from our knowledge and expertise in wireless data applications. We are enhancing our portfolio of mBusiness solutions through in-house development of our middleware and framework. We continue to form strategic alliances with key hardware and application development providers to strengthen our solution offerings and capabilities.

VALUE PROPOSITION

We promote the following advantages when differentiating our solutions from those of our competitors:

Our track record is verifiable: We apply expertise in complex environments to deliver solutions on time and within budget.

Our solutions are designed for our clients' industries: We focus on our clients' needs to achieve their potential.

Our business experts combine technical experience with varied industry expertise: We combine high levels of expertise in both Microsoft-based and open systems environment with years of experience in a variety of industry markets.

Our reuse approach shortens development life cycle: We reduce risk and development time by using proven components and methodologies.

Our partnerships are carefully managed: We choose and monitor these relationships in a way that ensures each delivers application and industry solutions that best fit our clients' business needs.

Our approach is to help our clients achieve self-sufficiency: We are dedicated to knowledge transfer and remain accessible as our clients' businesses evolve.

SERVICES

The integrated set of services we provide to our clients in connection with the solutions described above include:

                                                STRATEGIC IT CONSULTING SERVICES

Analysis of business organization and processes. After reviewing the technology landscape to determine strengths and weaknesses inherent in our clients' current environment, we provide a range of recommendations that address their infrastructure to hardware needs. This assessment includes defining, analyzing,S reviewing and affirming functional and non-functional requirements. We make our clients more competitive in the markets in which they do business by focusing on their business strategy and process, technology and personnel transformation.

         ENTERPRISE COMMERCE MANAGEMENT, INTEGRATION AND IMPLEMENTATION SERVICES

Integration, optimization and implementation, of Enterprise Commerce Management applications, including customization and configuration. We optimize all of the applications that comprise the entire spectrum of Enterprise Commerce (or Real-Time Enterprise) including manufacturing, order entry, accounting, purchasing, warehousing, transportation and human resource systems to make businesses more responsive and more profitable.

                                                         APPLICATION DEVELOPMENT

Custom Application Development
Development of open system or Microsoft architectured business applications. In the Web environment, these include eBusiness, ePortal and Web services solutions.

Industry Application Framework Solutions
Development of industry-specific and company-specific components layered onto our application framework, which includes communication and mobile work force management capabilities. The framework approach begins with a core application of base functionality that is faster and less risky to complete compared with a fully customized application.

                                        MOBILE MIDDLEWARE PRODUCTS (JASWARE(TM))

Management of the synchronization and flow of information between a variety of devices and/or host systems in a wired or unwired environment. Our middleware product mobilizes enterprise systems while managing assets on the move.

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

                                                 EDUCATION AND TRAINING SERVICES

Education services offer our clients a variety of products and solutions that can be bundled to meet any client's education and training needs, whether it is training end users on a new field force application or training the trainers.

                                                 SPECIALIZED CONSULTING SERVICES

Our technological professionals provide the necessary skills to assist our clients in the completion of their internal development projects or on-going operational needs.

MARKETING

We initiated a number of important marketing initiatives during 2002. These marketing initiatives were focused on helping the Company transform its identity and build its brand in the markets in which it competes.

    . The development of our strategic plan to guide our efforts and direction over the next several years.
    .   Testing and validation of this strategy through focus groups.
    . The development and launch (anticipated during 2003) of our new Web site to reflect the re-branding of Cotelligent, our expression of our new image and our overall message.
    . Creation of a database that segments our focus on those accounts who can receive the greatest benefit from our service.
    . Brand building through a new tradeshow presence at partner, targeted horizontal application market and similar technology events.
    . Development of a complete and fully integrated marketing communications plan that will increase our awareness and consideration within our targeted market. A focused direct marketing campaign will be launched in the second quarter of 2003 to ensure consistent and frequent communications with our targeted audience.
    . Development and execution of a series of national briefing events (seminars) that position us along with our partners as thought leaders within the industry.
    . Regular internal communications to employees of Cotelligent announcing events, client wins and successes to promote involvement and build culture.

We employ an integrated marketing approach that links planning and the launch of new solutions, products and service offerings with active marketing campaigns to support them.

SALES

It is important to educate, orient and measure our sales force utilizing consistent benchmarking procedures. The strategic plan mentioned in the previous section is a foundation for everything that we do and all forms of communication. Obviously, our direct sales force is at the forefront of our interaction with the client. Therefore, it is critical to train the sales force in the articulation of our strategy and to develop specific presentations for them so our message to our clients is consistent. Every sales person has been trained in our strategy, research findings, presentations and communications to be as effective as possible in their interaction with our clients. Additionally, we organize the personnel support structure to better support the technical information requirements of the sales force and developed procedures to create specific teams to understand and respond to the client needs. This realignment of resources places our most knowledgeable people directly in contact with the client.

Using this process, we have advanced the effectiveness of our sales force in the following ways:

    . Establishing a precise knowledge of Cotelligent, our core competencies, market focus and value proposition. Our Account Executives are now equipped to approach prospective clients with a greater understanding of their issues, and articulate the Cotelligent value proposition.
    . Aligning territories for each sales person and sharply focusing them on specific targeted accounts and geographies.
    . Utilizing our marketing efforts to connect our sales force with those accounts that have the highest probability of need for our services.
    . Building valued relationships with clients by solving today's problems and providing them with a vision/strategy for the future.
    . Accelerating sales opportunities by focusing our selling activities on Cotelligent core competencies.

COMPETITION

In the emerging marketplace of the real-time enterprise and mobility solutions, there are few standards established and a number of ways to extend the functionality of the enterprise IT system. Therefore, each competitor has determined the scope of the solution they provide and the components used to build them. Cotelligent has sharply focused its areas of expertise and has a number of competitors in part determined by the industry and/or technology niche needed for the particular client's business. In other cases, the competitor is left over from the days of a more traditional IT consulting model.

For example, mobilization often requires a middleware product. In this area, our solutions compete with companies like Synchrologic and Aether Systems. The development of the mobile business application requires in-depth knowledge and the ability to customize applications. In the consumer goods market, we compete with companies like SAP, MEI and Thinque. To make a mobile solution efficient, it should be integrated into the legacy systems or added as an enterprise Web service. In this area, we may compete with larger system integrators.

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

Our headquarters are located at 100 Theory, Suite 200, Irvine, California 92612 and our telephone number is (949) 823-1600. Our internet address is www.cotelligent.com. We make available free of charge on our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to
Section 13(a)-15(d) of the Exchange Act of 1924 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

EMPLOYEES

At December 31, 2002 we had 168 employees, including a technical staff of approximately 100 IT professionals.

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

We have experienced a general reduction in demand for our services. At the same time, we have taken action to divest non-strategic operations and have used the cash proceeds from these divestitures to pay off debt obligations. As a result, we have had adequate working capital to fund our needs as we restructured the business. However, our business has incurred net losses and negative operating cash flows in each of the past three years and our working capital and available cash has also decreased in each of the past three years. Our cash resources are limited and if our business does not begin to generate revenue, a positive cash flow and return to profitability in the near term, our on-going liquidity and financial viability would be materially and adversely affected and we may not be able to pursue our business strategy.

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

We believe the economic landscapes have created opporuntity for us to invest in, or acquire businesses that have undergone severe downward pressure in revenues, profit, cash and stock price. We may not be able to identify, acquire or profitably manage additional businesses that we may invest in or acquire without substantial costs, delays or other problems. In addition, acquisitions may involve a number of special risks, including: (1) diversion of management's attention; (2) failure to retain key acquired personnel; (3) risks associated with unanticipated events, circumstances or legal liabilities; and (4) amortization of acquired intangible assets. In addition, if the acquired businesses have operating losses or negative operating cash flow, our ability to achieve positive cash flow and profitability, as well as our liquidity, could be adversely affected. Some or all of these risks could adversely affect our operations and financial performance. For example, client satisfaction or performance problems at a single acquired business could adversely affect our reputation and financial results. Further, any businesses acquired in the future may not achieve anticipated revenues and earnings.

Our future growth and ability to differentiate Cotelligent from its competition is, in part, dependent upon our success in developing, marketing and selling our mobile management solution services.

We are developing, marketing and selling mobile management solutions and services. Some of these efforts in the past year have not been successful. In addition, our resources in the mobile management solution area are limited. Nevertheless, we continue to focus on this business as it represents significant opportunity. If we are not able to stay abreast of technical advancements in the market or deliver these solutions and services, our operating results could suffer.

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

We may need to invest heavily in research and development to keep our software applications and solutions viable in the rapidly changing markets in which we operate. This research and development effort may require significant resources and may not be successful. The investment of significant resources in research and development could adversely affect our liquidity. In addition, our business may be adversely affected if our investment does not result in the development of software applications and solutions that can be used in providing IT solutions to our clients.

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

The Internet is rapidly changing and federal and state regulation relating to the Internet is evolving. Currently, there are few laws or regulations directly applicable to access to the Internet. Due to the increasing popularity of the Internet, it is possible that laws and regulations may be enacted covering issues such as user privacy, pricing, taxation, content and quality of products and services. The adoption of such laws or regulations could reduce the rate of growth of the Internet, which could materially and adversely affect our business.

Our clients may cancel or delay spending on IT solution initiatives because of the current economic climate.

Since the second half of 2000, many companies have experienced financial difficulties or uncertainty and have begun to cancel or delay spending on technology consulting initiatives as a result. Furthermore, the severe financial difficulties which many start-up Internet companies have experienced have further reduced the perceived urgency by larger companies to begin or continue technology initiatives. If large companies continue to cancel or delay their technology consulting initiatives because of the current economic climate, or for other reasons, our business and results of operations could be adversely affected.

Our revenues and financial condition may be adversely affected by the loss of business from significant clients.

Our revenues are primarily derived from services provided in response to client requests or on an assignment-by-assignment basis. A significant portion of our revenues come from engagements, which are terminable at any time by our clients, generally without penalty. In addition, for the year ended December 31, 2002, our largest client and our ten largest clients accounted for approximately 14% and 65%, respectively, of our revenues. Our clients may not continue to engage us for projects or use our services at historical levels, if at all. If we lose a major client or suffer a reduction in business, our revenues and financial condition may be adversely affected.

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

Our operations are dependent on the continued efforts of our executive officers and senior management. In addition, we will likely depend on the senior management of any business we may merge with or acquire in the future. If any of these people are unable or unwilling to continue in his or her present role, or if we are unable to hire, train and integrate new management personnel effectively, our business could be adversely affected. We maintain key person life insurance on our President and Chief Operating Officer, but do not currently maintain key person life insurance on our Chief Executive Officer or Chief Financial Officer or other members of senior management.

We face intense competition that could adversely affect our ability to generate revenue and profitability.

We compete with companies that seek to provide solutions to extend the functionality of a company's enterprise IT system and those that provide mobility solutions. On any project, our competitors will depend, in part, on the industry and/or technology niche needed for the particular client's business. Our competitors include local, regional and national software firms, IT consulting firms, system integration firms, professional service divisions of applications software firms and the professional service groups of computer equipment companies. We may also compete with larger system integrators. Many of our competitors have greater technical, financial or marketing resources than we have. In addition, we intend to enter new markets and expand our solutions and services offerings through internal growth and acquisitions, and we expect to encounter additional competition from established companies in these areas. If we cannot compete effectively in our industry, our revenues and profitability could be adversely affected.

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

We re-organized our sales force in 2002, which resulted in significant turnover and the hiring of a number of new sales people. Although we feel this new sales team is better suited than our prior sales force to develop the business we are targeting, we recognize there is an extensive ramp-up time associated with a new sales force and market conditions for our services are competitive. If this new team is not successful in growing the number of profitable client engagements in the near term, our revenues and profitability may not improve. Consequently, our financial performance could be materially and adversely affected.

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

Item 2. Properties

We currently operate out of four locations including Irvine and San Diego, California, Philadelphia, Pennsylvania and Atlanta, Georgia. Our operations are located in facilities with an aggregate of approximately 60,500 square feet and are leased at aggregate current monthly rents of approximately $0.1 million with no lease commitment for these properties extending past the year 2005. The Company has lease commitments for certain properties from which it no longer operates which extend past 2005. We believe that our properties are adequate for our needs. Furthermore, we believe that suitable additional or replacement space will be available when required on terms we believe will be acceptable.

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

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock. The Common Stock was listed on the NYSE under the symbol "CGZ", until October 11, 2001, when it was listed on the OTC Bulletin Board, and then moved to the OTC Pink Sheets on September 25, 2002. The Common Stock has been listed on the OTC under the symbol "CGZT".

                                                          Quarter End
--------------------------------------------------------------------------------------
   Nine Months Ended Dec 31, 2000              June 30   Sept 30     Dec 31     Mar 31
--------------------------------------------------------------------------------------
   Common stock price per share:
     High                                    $    7.25  $   5.56   $   3.44
     Low                                          3.75      3.06       0.63
--------------------------------------------------------------------------------------

   Fiscal Year Ended Dec 31, 2001               Mar 31   June 30    Sept 30     Dec 31
--------------------------------------------------------------------------------------
   Common stock price per share:
     High                                    $    5.00  $   0.95   $   0.99   $   0.32
     Low                                          0.58      0.40       0.12       0.10
--------------------------------------------------------------------------------------

   FISCAL YEAR ENDED DEC 31, 2002               MAR 31   JUNE 30    SEPT 30     DEC 31
--------------------------------------------------------------------------------------
   COMMON STOCK PRICE PER SHARE:
     High                                    $    0.50  $   0.75   $   0.65   $   0.62
     Low                                          0.25      0.40       0.11       0.16

On March 27, 2003, the last reported sales price of the Common Stock, as reported on the OTC Bulletin Board, was $0.33 per share. On March 27, 2003, there were 745 stockholders of record of the Common Stock.

Item 6.  Selected Financial Data

The Company historically operated on an April 1 to March 31 fiscal year. In July 2000, the Company announced a change in its fiscal year end to December 31 from March 31, resulting in a nine-month transition period from April 1, 2000 through December 31, 2000.

The selected financial data have been derived from Cotelligent's audited financial statements.

The following selected financial data should be read in conjunction with the financial statements, related notes and other financial information of the Company included elsewhere herein. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

                             SELECTED FINANCIAL DATA
                        (In thousands, except share data)

                                                     YEAR ENDED                 YEAR ENDED
                                                     DECEMBER 31,               DECEMBER 31,
                                                    -------------    ------------------------------
STATEMENT OF OPERATIONS DATA (1)(2):                     2002            2001             2000
                                                    -------------    -------------    -------------
                                                                                      (Unaudited)
Revenues.........................................   $      16,956    $      46,843    $      96,689
Cost of services.................................          10,507           33,372           66,843
                                                    -------------    -------------    -------------
  Gross profit...................................           6,449           13,471           29,846
Research and development costs...................           1,887              862                -
Selling, general and administrative expenses.....          19,279           32,332           53,577

Impairment of long-lived assets..................               -            4,562           42,450
Restructuring charge.............................             691            2,436            1,620
Non-recurring transaction costs..................               -                -                -
                                                    -------------    -------------    -------------
Operating income (loss)..........................         (15,408)         (26,721)         (67,801)
Other income (expense)...........................          (1,784)             (73)          (2,642)
                                                    -------------    -------------    -------------
Income (loss) before provision for income taxes..         (17,192)         (26,794)         (70,443)
Benefit (provision) for income taxes.............           7,493            3,455            9,447
                                                    -------------    -------------    -------------
Income (loss) from continuing operations.........          (9,699)         (23,339)         (60,996)
                                                    -------------    -------------    -------------
Operating income (loss) from discontinued
 operations, net of income taxes of $ -, $ -,
 $1,208, $ -, $5,379, $7,951.....................               -                -            2,244
Gain (loss) on sale of discontinued operations,
 net of income taxes of $ -, $ -, $12,744,
 $12,744.........................................             976             (190)          19,541
                                                    -------------    -------------    -------------
Income (loss) from discontinued operations.......             976             (190)          21,785
                                                    -------------    -------------    -------------
Net income (loss)................................   $      (8,723)   $     (23,529)   $     (39,211)
                                                    =============    =============    =============
Earnings per share
Basic -
Income (loss) from continuing operations.........   $       (0.65)   $       (1.55)   $       (4.02)
Income (loss) from discontinued operations.......            0.06            (0.01)            1.44
                                                    -------------    -------------    -------------
Net income (loss)................................   $       (0.59)   $       (1.56)   $       (2.58)
                                                    =============    =============    ============
Diluted -
Income (loss) from continuing operations ........   $       (0.65)   $       (1.55)   $      (4.02)
Income (loss) from discontinued operations ......            0.06            (0.01)            1.44
                                                    -------------    -------------    -------------
Net income (loss) ...............................   $       (0.59)   $       (1.56)   $       (2.58)
                                                    =============    =============    =============

Weighted average number of shares outstanding
Basic ...........................................      14,879,511       15,075,546       15,173,898
Diluted .........................................      14,879,511       15,075,546       15,173,898

                                                     NINE MONTHS
                                                        ENDED                 YEAR ENDED
                                                     DECEMBER 31,              MARCH 31,
                                                    -------------    ------------------------------
Statement of Operations Data (1)(2):                    2000              2000             1999
                                                    -------------    -------------    -------------
Revenues ........................................   $      68,444    $     109,164    $      90,119
Cost of services ................................          47,161           73,595           57,110
                                                    -------------    -------------    -------------
  Gross profit ..................................          21,283           35,569           33,009
Research and development costs ..................               -                -                -
Selling, general and administrative
 expenses .......................................          41,238           45,126
                                                                                             27,479
Impairment of long-lived assets .................          42,450                -                -
Restructuring charge ............................           1,620                -                -
Non-recurring transaction costs .................               -                -                -
                                                    -------------    -------------    -------------
Operating income (loss) .........................         (64,025)          (9,557)           5,530
Other income (expense) ..........................          (1,360)          (3,756)             128
                                                    -------------    -------------    -------------
Income (loss) before provision for income
 taxes ..........................................         (65,385)         (13,313)           5,658

Benefit (provision) for income taxes ............           7,677            4,660           (2,268)
                                                    -------------    -------------    -------------
Income (loss) from continuing operations.........         (57,708)          (8,653)           3,390
                                                    -------------    -------------    -------------
Operating income (loss) from
 discontinued operations, net of
 income taxes of $ -, $ -, $1,208,
 $ -, $5,379, $7,951 ............................               -           (9,990)          11,926
Gain (loss) on sale of discontinued
 operations, net of income
 taxes of $ -, $ -, $12,744, $12,744 ............          19,541                -                -
                                                    -------------    -------------    -------------
Income (loss) from discontinued
 operations .....................................          19,541           (9,990)          11,926
                                                    -------------    -------------    -------------
Net income (loss) ...............................   $     (38,167)   $     (18,643)   $      15,316
                                                    =============    =============    =============
Earnings per share
Basic -
Income (loss) from continuing
 operations .....................................   $       (3.79)   $       (0.60)   $        0.24
Income (loss) from discontinued
 operations .....................................            1.28            (0.70)            0.85
                                                    -------------    -------------    -------------
Net income (loss) ...............................   $       (2.51)   $       (1.30)   $        1.09
                                                    =============    =============    =============
Diluted -
Income (loss) from continuing operations.........   $       (3.79)   $       (0.60)   $        0.24
Income (loss) from discontinued
 operations .....................................            1.28            (0.70)            0.84
                                                    -------------    -------------    -------------
Net income (loss) ...............................   $       (2.51)   $       (1.30)   $        1.08
                                                    =============    =============    =============

Weighted average number of shares
 outstanding
Basic ...........................................      15,230,969       14,298,693       14,078,068
Diluted .........................................      15,230,969       14,298,693       14,236,786

                                                       DECEMBER 31,                        MARCH 31,
                                              ------------------------------------   -----------------------
                                                  2002        2001        2000         2000          1999
                                              ----------   ----------   ----------   ----------   ----------
Balance Sheet Data:
   Working capital ......................     $   15,904   $   26,197   $   36,861   $   43,047   $   97,614
   Total assets .........................     $   25,033   $   36,080   $   65,805   $  159,527   $  158,374
   Long-term debt .......................     $        -   $        -   $        -   $       52   $   28,191
   Stockholders' equity .................     $   16,205   $   24,964   $   48,794   $   85,980   $  107,833

(1) During the fiscal years ended March 31, 2000 and 1999, the Company acquired six businesses accounted for under the purchase method (the "Purchased Companies"). The consolidated financial statements include the operating results of the Purchased Companies subsequent to their respective acquisition dates. Prior to March 31, 2000, the Company entered into a plan to divest its IT staff augmentation business. Accordingly, the accompanying financial data have been prepared to present as discontinued operations the Company's IT staff augmentation business for all periods presented.
(2) On August 8, 2000, the Company contributed cash and its Philadelphia-based operation to a joint venture, bSmart.to LLC for 50% ownership. On December 6, 2000, the Company exercised its right to terminate the relationship under the joint venture agreement, and consequently, the net assets of the Philadelphia-based operation, including cash and another subsidiary of the joint venture, JAS Concepts, reverted back to the Company. Accordingly, during the period of August 8 through December 6, 2000, the Company's investment in the joint venture was accounted for on the equity method of accounting. Prior to August 8, 2000 and after December 6, 2000, the results of the Philadelphia-based operation were consolidated with the accounts of the Company.

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

Cotelligent provides IT consulting and also provides maintenance, support and hosting on software products it licenses. The IT consulting services are either provided under time and materials billing arrangements or on a fixed-fee basis. For time and materials arrangements, revenues are recorded as work is performed. Revenues are directly related to the total number of hours billed to clients and the associated hourly billing rates. Hourly billing rates are established for each service provided and are a function of the type of work performed and the related skill level of the consultant. Revenues pursuant to fixed-fee contracts are generally recognized as services are rendered on the percentage-of-completion method of accounting based on hours incurred to total estimated labor hours to complete. In addition, the Company has developed complete mobile workforce management solutions for industries that have medium to large transient sales, field or delivery personnel. A component of these solutions may be software that has been developed by the Company. For each element in a software arrangement (e.g., license, maintenance, and services), revenue is recognized once there is evidence of an arrangement, delivery has been made, the fee is fixed or determinable, and collectibility is probable. The amount of revenue recognized for each element is based upon vendor specific objective evidence of fair value using the residual method. Maintenance and service revenue is recognized as the Company performs the services.

The Company's principal costs are professional compensation directly related to the performance of services and related expenses. Gross profits (revenues after professional compensation and related expenses) are primarily a function of hours billed to clients per professional employee or consultant, hourly billing rates of those employees or consultants, the percentage of effort complete with respect to fixed-fee contracts and employee or consultant compensation. Gross profits can be adversely impacted if services provided cannot be billed, if the Company is not effective in managing its service activities, if fixed-fee engagements are not properly priced, if consultant costs increase beyond relative increases in pricing, or if there are high levels of unutilized time (work activities not chargeable to clients or unrelated to client services) of full-time salaried service professional employees.

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

RESULTS OF OPERATIONS (IN THOUSANDS)

For comparability purposes, the following discussion will make reference to comparisons between the year ended December 31, 2001 and the year ended December 31, 2000. The Company believes that these comparisons are meaningful as they represent identical period-over-period comparisons.

Results for the year ended December 31, 2000, are unaudited. The Company changed its year end to December 31 from March 31 and reported audited results for the nine month transition period ended December 31, 2000 in its Transition Report on Form 10-K.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

                                                                        REVENUES

Revenues decreased during the year ended December 31, 2002 by $29,887, or 64%, to $16,956 from $46,843 in the year ended December 31, 2001. The decrease was due to a general reduction in demand for services due to softening in the market coupled with the Company's evolution from providing general IT consulting services towards offering mobile workforce management and Web services and its associated ramp-up time.

                                                                    GROSS PROFIT

Gross profit decreased in the year ended December 31, 2002 by $7,022, or 52%, to $6,449 from $13,471 in the year ended December 31, 2001. The decrease was due to a general reduction in demand for services due to softening in the market coupled with the Company's evolution from providing general IT consulting services towards offering mobile workforce management and Web services and its associated ramp-up time. Gross profit as a percentage of revenues increased to 38% from 29% due to better pricing, a mix shift to higher margin projects, caused in part by the end of some long-term, lower margin, legacy system development engagements, and reductions in underutilized billable staff.

                                                  RESEARCH AND DEVELOPMENT COSTS

Research and development costs were $1,887 for the year ended December 31, 2002 compared to $862 for the year ended December 31, 2001. The Company has a dedicated team of people solely focused on the research and development activities associated with mobile workforce management and Web services solutions. The higher spending level during the year ended December 31, 2002 was due to research and development costs incurred for the development of a software solution for a business partner.

                                    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased $13,053, or 40%, to $19,279 in the year ended December 31, 2002 from $32,332 for the year ended December 31, 2001. The decrease was primarily the result of reductions in operating staff as well as the effects of other reductions in staff to streamline operations in line with revenue, offset by litigation and proxy solicitation costs in connection with the Company's 2002 annual meeting, fees associated with the re-audit of the Company's financial statements for the nine months ended December 31, 2000 and the year ended December 31, 2001 and legal and investment banking costs associated with an investment in a marketable security.

                                                 IMPAIRMENT OF LONG-LIVED ASSETS

During the year ended December 31, 2001, the Company recognized an impairment of long-lived assets charge for $4,562 representing a $3,430 property and equipment impairment charge and a further $1,132 property and equipment impairment charge associated with locations where the Company ceased operations.

                                                            RESTRUCTURING CHARGE

In the fourth quarter of 2002, as part of the Company's effort to reorganize its marketing approach and delivery of client services, the Company identified opportunities to reduce its cost structure by reducing headcount. Accordingly, the Company adopted a restructuring plan in accordance with EITF 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges." The restructuring charge of $691 included provisions for severance of approximately 27 management and operating staff. The entire amount of severance was paid in the fourth quarter of 2002.

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

                                                          OTHER INCOME (EXPENSE)

Other income (expense) primarily consists of interest income, interest expense, equity method losses on an investment in an alliance partner and the change in market value associated with an investment in a marketable security. Interest income, net of interest expense was $183 for the year ended December 31, 2002 compared to $826 for the year ended December 31, 2001. The decrease in net interest income was the result of a decrease in interest rates offered on investment vehicles and lower cash balances on hand during the year ended December 31, 2002. Other expense for the year ended December 31, 2002 was $1,967, and was principally the change in market value associated with an investment in a marketable security and equity method losses on an investment in an alliance partner. Other expense for the year ended December 31, 2001 was $899 and was principally equity method losses on an investment in an alliance partner.

                                            PROVISION (BENEFIT) FOR INCOME TAXES

The Company realized an income tax benefit of $7,493, or an effective tax rate of 44% of pre-tax loss for the year ended December 31, 2002, compared to an income tax benefit of $3,455, or an effective tax rate of 13% for the year ended December 31, 2001. The income tax benefit of $7,493 for the year ended December 31, 2002 was the result of the Job Creation and Worker Assistance Act of 2002, approved by Congress on March 9, 2002, allowing net operating losses for the Company's fiscal tax year ended March 31, 2002 to be carried back five years. In accordance with SFAS No. 109, the effect of this change in tax law was reflected in the December 31, 2002 financial statements as changes in tax law must be reflected in the period of enactment. The income tax benefit of $3,455 for the year ended December 31, 2001 resulted from a decrease in a valuation allowance previously established against a goodwill deduction that was written off on the March 31, 2001 tax return.

                                      INCOME (LOSS) FROM DISCONTINUED OPERATIONS

Discontinued operations comprised operations associated with the IT staff augmentation portion of the Company's business and the gain on the sale of the discontinued operations.

The gain on sale of discontinued operations of $976 for the year ended December 31, 2002 was the result of cash collected on trade accounts receivable in 2002 written off in prior years to bad debt expense and proceeds from a lawsuit against the predecessor owners of one of the discontinued operations.

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

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

                                                                        REVENUES

Revenues decreased during the year ended December 31, 2001 by $49,846, or 52%, to $46,843 from $96,689 in the year ended December 31, 2000. The decrease was due to a general reduction in demand for services due to softening in the market coupled with the Company's evolution from providing general IT consulting services towards offering mobile workforce management solutions.

                                                                    GROSS PROFIT

Gross profit decreased in the year ended December 31, 2001 by $16,375, or 55%, to $13,471 from $29,846 in the year ended December 31, 2000. The decrease was due to a general reduction in demand for services due to softening in the market coupled with the Company's evolution from providing general IT consulting services towards offering mobile workforce management solutions. Gross profit as a percentage of revenues decreased to 29% from 31% primarily due to lower utilization of salaried billable staff caused by a downturn in demand for services.

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

                                    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased in the year ended December 31, 2001 by $21,245, or 40%, to $32,332 from $53,577 in the year ended
December 31, 2000. The decrease was primarily due to the closure of three operating locations in the latter part of 2000, reductions in operating staff following the divestiture of the majority of the IT staff augmentation business, as well as the effects of other reductions in staff to streamline operations in line with revenue, a decrease in the provision for doubtful accounts receivable (which in the year ended December 31, 2000 primarily related to dot.com customers where venture capital funding had not materialized), valuation allowance established for notes receivable from officers of the Company in 2000. Selling, general and administrative expenses as a percent of revenues were 69% for the year ended December 31, 2001 compared to 55% for the same period of the prior year. Although the Company has streamlined operations, the Company continues to invest heavily in sales, marketing and business development activities as it shifts away from general IT consulting services towards offering mobile workforce management solutions.

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

In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, the Company considered, among other factors, deterioration of operating performance or a general reduction in demand for services for a sustainable period to be indicators of potential impairment of long-lived assets. The Company has experienced a reduction in demand for its services. As a result of this reduction in demand for its services, the Company recognized a $37,831 goodwill impairment charge in the nine months ended December 31, 2000, as the future discounted cash flows (fair value) of its certain long-lived assets were estimated to be less than the asset's related carrying value. In addition, in the same fiscal period, the Company ceased operating at certain locations as part of a plan to streamline operations and took a $2,100 impairment charge of property and equipment.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations principally through cash flows from operations, borrowing under its credit facilities and the use of net proceeds from its public offerings.

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

Cash provided by operating activities was $484 for the year ended December 31, 2002 compared to cash used in operating activities of $9,438 for the year ended December 31, 2001. In 2002 the benefit of refundable income taxes, reductions in accounts receivable and the add back of non-cash depreciation, equity loss on investment in alliance partner and change in market value associated with an investment in a marketable security were the primary sources of cash, partially offset by reductions in accounts payable and deferred revenue. In 2001, reductions in accounts receivable, the add back of depreciation and impairment of long-lived assets, equity loss on investment and provision for doubtful accounts were the primary sources of cash, partially offset by an increase in income taxes and accounts payable. The primary sources of liquidity for the Company going forward are the collection of its accounts receivable and the cash balances at December 31, 2002. Total receivables were 75 and 73 days of quarterly revenue at December 31, 2002 and December 31, 2001, respectively.

Other cash used in investing activities was $2,670 for the year ended December 31, 2002 compared to $10 for the year ended December 31, 2001. In 2002, the Company used $3,000 for an investment in a marketable security and $486 for the purchase of property and equipment, principally for continuous upgrades to computer software and equipment offset by $816 of payments received on a note from the acquirer of a discontinued operation. In 2001 the Company used $410 for the purchase of property and equipment, principally for continuous upgrades to computer software and equipment offset by $430 of payments received on a note from the acquirer of a discontinued operation.

Cash provided by financial activities was $4 for the year ended December 31, 2002 compared to cash used in financing activities of $913 for the year ended December 31, 2001. In 2001, the Company used $500 to repurchase common shares and $600 for a payment due the seller of an acquired business offset by $199 of proceeds from the issuance of common stock under the Employee Stock Purchase Plan, which was terminated in early 2002 due to reduced participation in light of a continuous decline in the number of employees remaining with the Company.

Management of the Company believes that the remaining cash on hand will provide adequate cash to fund its anticipated needs at least through 2003.

The following table reflects our contractual cash obligations as of December 31, 2002, excluding interest, due over the indicated periods.

                                                                   PAYMENTS DUE BY PERIOD
--------------------------------------------------------------------------------------------------------------------
                                                                  LESS THAN       1 TO 3      4 TO 5       AFTER 5
Contractual Cash Obligations:                         TOTAL        1 YEAR         YEARS       YEARS         YEARS
--------------------------------------------------------------------------------------------------------------------
  Obligations due sellers of an acquired business   $      418  $         418  $         -  $         -  $         -
--------------------------------------------------------------------------------------------------------------------
  Operating leases, net of sublet arrangements      $    4,447  $       1,483  $     2,813  $       151  $         -
--------------------------------------------------------------------------------------------------------------------
    Total contractual obligation                    $    4,865  $       1,901  $     2,813  $       151  $         -
--------------------------------------------------------------------------------------------------------------------

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

On August 19, 2002, the Company acquired Convertible Redeemable Preferred Stock in Bluebook International Holding Company ("Bluebook"). The Company accounts for the preferred stock as a trading security with changes in fair value recorded in the consolidated statements of operations. Accordingly, subsequent to August 19, 2002, the Company was exposed to market risk related to changes in the market price of the common stock in Bluebook.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No.
123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

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

                                                       RESTRUCTURING LIABILITIES

As part of the Company's efforts to streamline its operations commensurate with its revenue base, the Company identified opportunities to reduce its cost structure by reducing headcount and closing certain operating facilities to conform to the Company's changing operating structure over the prior three fiscal periods. These restructuring obligations were calculated using information known at the date of the respective accruals based on the provisions of EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" and Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges". Management has adjusted these obligations over the payment periods of each restructuring plan as liabilities have been settled and payments have been made.

                                                ACCOUNTING FOR LONG-LIVED ASSETS

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Management judgment is required in evaluating whether an impairment event has occurred. Furthermore, our estimated cash flow is based on historical results adjusted to reflect our best estimate of future market and operating conditions. Any material change affecting the assumptions used to project the estimated undiscounted cash flows or our expectation of future market conditions could result in a different conclusion. Assets for which the carrying value is not fully recoverable are reduced to fair value.

                                                     ACCOUNTING FOR INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". This pronouncement requires using an asset and liability approach to recognize deferred tax assets and liabilities for the tax consequences of temporary differences by applying enacted statutory tax rates to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company has not given benefit to any deferred tax assets or net operating losses in the previous three fiscal years due to uncertainty of realizing these assets in future periods. In addition, the financial statements have provided reserves for certain tax positions taken by the Company in the March 31, 2002, 2001 and 2000 tax returns based on enacted tax laws during those periods.

Item 8. Financial Statements and Supplementary Data

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors
Cotelligent, Inc.:

We have audited the accompanying consolidated balance sheets of Cotelligent, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2002 and 2001, and the nine months ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cotelligent, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001, and the nine months ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                                 /s/ KPMG LLP
Costa Mesa, California
March 26, 2003

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                   DECEMBER 31,    DECEMBER 31,
                                                                                       2002            2001
                                                                                   ------------    ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents ...................................................   $     17,683    $     18,778
   Refundable income taxes                                                                  197           7,008
   Accounts receivable, including unbilled accounts of $354 and $1,627 and net
    of allowance for doubtful accounts of $124 and $533, respectively ..........          2,399           5,693
   Current assets of discontinued operations ...................................              -             151
   Notes receivable from officers and stockholder, net of valuation allowance of
    $1,703 and $1,703, respectively ............................................              -               -
   Current portion of note receivable from acquirer of discontinued operation ..            480             835
   Prepaid expenses and other current assets ...................................            526             806
                                                                                   ------------    ------------
     Total current assets ......................................................         21,285          33,271
Property and equipment, net ....................................................            451               -
Note receivable from acquirer of discontinued operation ........................          1,103           1,564
Investment in marketable security ..............................................          1,543               -
Equity investment in alliance partner ..........................................            335             847
Other assets ...................................................................            316             398
                                                                                   ------------    ------------
     Total assets ..............................................................   $     25,033    $     36,080
                                                                                   ============    ============
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ...........................................................   $      1,353    $      1,651
   Accrued compensation and related payroll liabilities ........................          1,435           2,144
   Restructuring liabilities ...................................................            117             331
   Deferred revenue ............................................................            247             874
   Other accrued liabilities ...................................................          2,229           2,074
                                                                                   ------------    ------------
     Total current liabilities .................................................          5,381           7,074
Restructuring liabilities, net of current portion ..............................            805             959
Other long-term liabilities ....................................................             24             465
Income tax payable .............................................................          2,618           2,618
                                                                                   ------------    ------------
     Total liabilities .........................................................          8,828          11,116
                                                                                   ------------    ------------
Commitments and contingencies

Stockholders' equity:
   Preferred Stock, $0.01 par value; 500,000 shares authorized, no shares issued
    or outstanding .............................................................              -               -
   Common Stock, $0.01 par value; 100,000,000 shares authorized, 15,390,954 and
    15,514,757 shares issued, respectively .....................................            154             155
   Additional paid-in capital ..................................................         86,374          86,662
   Notes receivable from stockholders ..........................................         (5,940)         (6,193)
   Accumulated deficit .........................................................        (63,883)        (55,160)
   Treasury stock...............................................................           (500)           (500)
                                                                                   ------------    ------------
     Total stockholders' equity ................................................         16,205          24,964
                                                                                   ------------    ------------
     Total liabilities and stockholders' equity ................................   $     25,033    $     36,080
                                                                                   ============    ============

          See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)

                                                                 YEAR ENDED         YEAR ENDED       NINE MONTHS ENDED
                                                                 DECEMBER 31,       DECEMBER 31,         DECEMBER 31,
                                                                     2002              2001                  2000
                                                               ---------------    ---------------    -----------------
Revenues ...................................................   $        16,956    $        46,843    $          68,444
Cost of services ...........................................            10,507             33,372               47,161
                                                               ---------------    ---------------    -----------------
     Gross profit ..........................................             6,449             13,471               21,283
Research and development costs .............................             1,887                862                    -
Selling, general and administrative expenses ...............            19,279             32,332               41,238
Impairment of long-lived assets ............................                 -              4,562               42,450
Restructuring charge .......................................               691              2,436                1,620
                                                               ---------------    ---------------    -----------------
Operating loss .............................................           (15,408)           (26,721)             (64,025)
Other income (expense):
   Interest expense ........................................              (112)              (119)              (2,237)
   Interest income .........................................               295                945                1,123
   Other ...................................................            (1,967)              (899)                (246)
                                                               ---------------    ---------------    -----------------
     Total other income (expense) ..........................            (1,784)               (73)              (1,360)
                                                               ---------------    ---------------    -----------------
Loss from continuing operations before income taxes ........           (17,192)           (26,794)             (65,385)
Benefit for income taxes ...................................             7,493              3,455                7,677
                                                               ---------------    ---------------    -----------------
Loss from continuing operations ............................            (9,699)           (23,339)             (57,708)
                                                               ---------------    ---------------    -----------------
   Gain (loss) on sale of discontinued operations, net
    of income taxes of $-, $-, and $12,744 .................               976               (190)              19,541
                                                               ---------------    ---------------    -----------------
   Income (loss) from discontinued operations ..............               976               (190)              19,541
                                                               ---------------    ---------------    -----------------
Net loss
 ...........................................................   $        (8,723)   $       (23,529)   $         (38,167)
                                                               ===============    ===============    =================
Earnings per share:
   Basic and diluted -
   Loss from continuing operations .........................   $         (0.65)   $         (1.55)   $           (3.79)
   Income (loss) from discontinued operations ..............              0.06              (0.01)                1.28
                                                               ---------------    ---------------    -----------------
Net loss ...................................................   $         (0.59)   $         (1.56)   $           (2.51)
                                                               ===============    ===============    =================
Basic and diluted weighted average number of shares
 outstanding ...............................................        14,879,511         15,075,546           15,230,969
                                                               ===============    ===============    =================

          See accompanying notes to consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)

                                                                                        NOTES
                                         COMMON STOCK                ADDITIONAL      RECEIVABLE
                                 ------------------------------       PAID-IN           FROM
                                     SHARES           AMOUNT          CAPITAL       STOCKHOLDERS
                                 -------------    -------------    -------------    -------------
Balance at March 31, 2000 ....      15,065,400              151           85,442           (6,149)
Issuance of Common Stock,
 net of costs ................         209,230                2              739             (332)
Shares issued in connection
 with earn-out to sellers
 of acquired businesses ......         100,000                1              571                -
Cancellation of LSPP note ....         (25,000)              (1)            (112)             113
Warrants issued in
 connection with
 investment in joint
 venture .....................               -                -              900                -
Warrants cancelled in
 connection with
 dissolution of joint
 venture .....................               -                -             (900)               -
Net loss .....................               -                -                -                -
                                 -------------    -------------    -------------    -------------
Balance at December 31, 2000..      15,349,630              153           86,640           (6,368)
Issuance of Common Stock,
 net of costs ................         215,127                3              196                -
Cancellation of LSPP Note ....         (50,000)              (1)            (174)             175
Purchase of Treasury Shares ..               -                -                -                -
Net loss .....................               -                -                -                -
                                 -------------    -------------    -------------    -------------
Balance at December 31, 2001..      15,514,757    $         155    $      86,662    $      (6,193)
Issuance of Common Stock,
 net of costs ................          31,197                1                3                -
Cancellation of LSPP Note ....         (55,000)              (1)            (252)             253
Return of shares issued in
 connection with earn-out
 to sellers of acquired
 business ....................        (100,000)              (1)             (39)               -
Net loss .....................               -                -                -                -
                                 -------------    -------------    -------------    -------------
Balance at December 31,
 2002 ........................      15,390,954    $         154    $      86,374    $      (5,940)
                                 =============    =============    =============    =============

          See accompanying notes to consolidated financial statements.

                                   RETAINED
                                   EARNINGS                TREASURY STOCK              TOTAL
                                 (ACCUMULATED     ------------------------------    STOCKHOLDERS'
                                    DEFICIT)         SHARES              AMOUNT        EQUITY
                                 -------------    -------------    -------------    -------------
Balance at March 31, 2000 ....           6,536                -                -           85,980
Issuance of Common Stock,
 net of costs ................               -                -                -              409
Shares issued in connection
 with earn-out to sellers
 of acquired businesses ......               -                -                -              572
Cancellation of LSPP note ....               -                -                -                -
Warrants issued in
 connection with
 investment in joint
 venture .....................               -                -                -              900
Warrants cancelled in
 connection with
 dissolution of joint
 venture                                     -                -                -             (900)
Net loss .....................         (38,167)               -                -          (38,167)
                                 -------------    -------------    -------------    -------------
Balance at December 31, 2000..         (31,631)               -                -           48,794
Issuance of Common Stock,
 net of costs ................               -                -                -              199
Cancellation of LSPP Note ....               -                -                -                -
Purchase of Treasury Shares ..               -          644,600             (500)            (500)
Net loss .....................         (23,529)               -                -          (23,529)
                                 -------------    -------------    -------------    -------------
Balance at December 31, 2001..   $     (55,160)         644,600    $        (500)   $      24,964
Issuance of Common Stock,
 net of costs ................               -                -                -                4
Cancellation of LSPP Note ....               -                -                -                -
Return of shares issued in
 connection with earn-out
 to sellers of acquired
 business ....................               -                -                -              (40)
Net loss .....................          (8,723)               -                -           (8,723)
                                 -------------    -------------    -------------    -------------
Balance at December 31,
 2002 ........................   $     (63,883)         644,600    $        (500)          16,205
                                 =============    =============    =============    =============

          See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In thousands, except share data)

                                                                                   YEAR ENDED     YEAR ENDED     NINE MONTHS ENDED
                                                                                  DECEMBER 31,   DECEMBER 31,       DECEMBER 31,
                                                                                      2002          2001               2000
                                                                                  ------------   ------------    -----------------
Cash flows from operating activities:
   Loss from continuing operations .............................................  $     (9,699)  $    (23,339)   $         (57,708)
   Adjustments to reconcile net loss from continuing
    operations to net cash provided by (used in) operating
    activities:
       Depreciation and amortization ...........................................            35          2,634                3,035
       Impairment of long-lived assets .........................................             -          4,562               42,450
       Fair value of common stock issued to seller of acquired business in
        connection with forbearance agreement ..................................             -              -                  572
       Equity loss from investments ............................................           512            919                  234
       Unrealized loss on investment in marketable security ....................         1,457              -                    -
       Deferred income taxes, net ..............................................        (7,493)         2,745               (2,181)
       Loss on disposal of property and equipment ..............................             -              5                   12
       Provision for doubtful accounts .........................................          (409)            904                3,610
       Valuation allowance on notes receivable from officers ...................             -              -                1,703
       Loss on forgiveness of note receivable from acquirer of
        discontinued operation .................................................             -            400                    -
       Changes in current assets and liabilities:
         Accounts receivable ...................................................         3,703         12,896                  572
         Prepaid expenses and other current assets .............................           280            581                  464
         Accounts payable and accrued liabilities ..............................        (1,661)        (6,280)                (439)
         Deferred revenue ......................................................          (627)           781                    -
         Income taxes, net .....................................................        14,304        (6,264)                  (83)
         Other assets ..........................................................            82             18                  440
                                                                                  ------------   ------------    -----------------
   Net cash provided by (used in) operating activities .........................           484         (9,438)              (7,319)
Cash flows from investing activities:
   Proceeds from sale of assets ................................................             -              -                  525
   Investments in alliance partners ............................................             -              -               (8,092)
   Cash acquired upon dissolution of joint venture .............................             -              -                1,281
   Payments received on note from acquirer of discontinued
    operation ..................................................................           816            430                   71
   Purchase of businesses, net of cash of acquired .............................             -              -                 (600)
   Purchases of property and equipment .........................................          (486)          (440)              (1,778)
   Investment in marketable security ...........................................        (3,000)             -                    -
                                                                                  ------------   ------------    -----------------
   Net cash used in investing activities .......................................        (2,670)          (10)               (8,593)
Cash flows from financing activities:
   Borrowing under credit agreement ............................................             -             --                9,111
   Payments under credit agreement .............................................             -             --              (57,890)
   Payments on capital lease obligations .......................................             -            (12)                (201)
   Payments on amounts due sellers of acquired businesses ......................             -           (600)              (8,534)
   Net repayments (borrowings) on notes receivable from
    officers ..................................................................              -              -                  100
   Net proceeds from issuance of common stock ..................................             4            199                  409
   Repurchase of common stock ..................................................             -           (500)                   -
                                                                                  ------------   ------------    -----------------
   Net cash provided by (used in) financing activities .........................             4           (913)             (57,005)
                                                                                  ------------   ------------    -----------------
Cash flows provided by discontinued operations:
   Cash provided by discontinued operations ....................................         1,087          2,639               94,623
                                                                                  ------------   ------------    -----------------
Net increase (decrease) in cash and cash equivalents ...........................        (1,095)        (7,722)              21,706
Cash and cash equivalents at beginning of period ...............................        18,778         26,500                4,794
                                                                                  ------------   ------------    -----------------
Cash and cash equivalents at end of period .....................................  $     17,683   $     18,778    $          26,500
                                                                                  ============   ============    =================

           See accompanying notes to consolidated financial statements.

                        (In thousands, except share data)

                                                                        YEAR ENDED            YEAR ENDED        NINE MONTHS ENDED
                                                                        DECEMBER 31,          DECEMBER 31,          DECEMBER 31,
                                                                           2002                  2001                  2000
                                                                    ------------------    ------------------   ------------------
Supplemental disclosures of cash flow information:
  Interest paid .................................................   $              102    $                2   $            1,914
  Income taxes paid (Refunded) ..................................              (14,304)                   74                   32
Significant non-cash financing and investing activities:
  Return of shares previously issued in connection with leveraged
   stock purchase plan ..........................................                  253                     -                    -
  Return shares previously issued in connection with earn-out to
   sellers of acquired business .................................                   40                     -                    -
  Common stock issued to employees for notes receivable .........                    -                     -                  332
  Return of Common Stock previously issued to employee
   for note receivable ..........................................                    -                   175                  113
  Sale of discontinued operation for note receivable ............                    -                     -                3,300
  Services exchanged for preferred stock of third party .........                2,100                     -                    -

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

      NOTE 2-SIGNIFICANT ACCOUNTING POLICIES

SIGNIFICANT ACCOUNTING POLICIES -

Basis of Presentation
The accompanying consolidated financial statements and related notes to the consolidated financial statements include the accounts and results of Cotelligent, Inc. and its subsidiaries. In addition, the consolidated financial statements and related notes include those companies acquired utilizing the purchase method of accounting from their respective acquisition dates. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. Receivables arising from services provided to clients are not collateralized and accordingly, the Company performs ongoing credit evaluations of its clients to reduce the risk of loss and provides a reserve for potentially uncollectible accounts. In addition, the Company has a high concentration of its accounts receivable in a few clients.

Software Development Costs
Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or otherwise Marketed". Because the Company believes that its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no software development has been capitalized as of December 31, 2002 and 2001.

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

Investments in other businesses that meet the definition of a debt security under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" are classified as a trading security and reported at fair value, with unrealized gains and losses recorded in other income (expense) in the consolidated statement of operations.

Long-Lived Assets
The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying amount of long-lived assets to determine whether or not impairment to such amount has occurred.

Fair Value of Financial Instruments
The Company's financial instruments consist of cash, marketable securities, refundable income taxes, short-term accounts receivable, a note receivable, accounts payable, accrued liabilities and income taxes payable for which current carrying amounts are equal to or approximate fair market value.

Revenue Recognition
The Company accounts for time and materials revenue under the provisions of SAB 101, "Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements," which requires revenue to be recorded when there is evidence of an agreement, a fixed or determinable fee, collectibility is reasonably assured, and delivery has occurred. Revenues include reimbursable expenses charged to and collected from clients. Revenues pursuant to fixed-fee contracts are generally recognized as services are rendered on the percentage-of-completion method of accounting based on hours incurred to total estimated labor hours to complete. Revenues earned for software license sales and service contracts are recorded based on the provisions of AICPA SOP 97-2, "Software Revenue Recognition," which shares the basic criteria of SAB No. 101. For each element in a software arrangement (e.g., license, maintenance, and services), the amount of revenue recognized is based upon vendor specific objective evidence of fair value using the residual method. Maintenance and service revenue is recognized as the Company performs the services.


Cost of Services
Cost of services consist primarily of compensation and benefits of Cotelligent's employees engaged in the delivery of consulting services.

Income Taxes
The Company uses the asset and liability method of accounting for income taxes. Provision is made in the Company's consolidated financial statements for current income taxes payable and deferred income taxes arising primarily from net operating loss carryforwards and temporary differences. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recorded a valuation allowance to reduce deferred tax assets to an amount whose realization is more likely than not. Refer to Note 10 - Income Taxes.

Repurchase of Common Stock
The Company records the repurchase of Common Stock as a reduction of stockholders' equity at cost. When common shares are reissued, the Company uses a first-in, first-out method.

Stock-Based Compensation
The Company has adopted the disclosure provisions of SFAS No.123, "Accounting for Stock-Based Compensation" and as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure". As permitted by the provisions of SFAS No. 123, the Company continues to apply the provision of APB Opinion 25 and related interpretations in accounting for its employee stock option plans.

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

Reimbursement for Out-of-Pocket Expenses
A Financial Accounting Standards Board ("FASB") staff announcement was issued in November 2001 regarding "Income Statement Characterization of Reimbursement Received for `Out-of-Pocket' expenses Incurred." In this announcement, the FASB staff concluded that amounts billed by service providers for reimbursement of out-of-pocket expenses incurred should be characterized as revenue in the Company's income statement. Currently, the Company records revenue received on such arrangements as an offset to the expenses incurred, as these arrangements are billed at zero margin. In accordance with this announcement, the Company reclassified amounts received for reimbursement of out-of-pocket expenses as revenues for all periods presented in the accompanying consolidated statement of operations

Reclassifications
Certain reclassifications have been made in the prior years' financial statements to conform to the presentation in the current period.

                                        NOTE 3 - ALLOWANCE FOR DOUBTFUL ACCOUNTS

Allowance for doubtful accounts activity is presented below.

Balance, March 31, 2000 ..................    $                1,880
  Charges to costs and expenses ..........                     3,610
  Write-offs .............................                    (2,249)
                                              ----------------------
Balance, December 31, 2000 ...............                     3,241
  Charges to costs and expenses ..........                       904
  Write-offs .............................                    (3,612)
                                              ----------------------
Balance, December 31, 2001 ...............                       533
  Charges to costs and expenses ..........                      (276)
  Write-offs .............................                      (133)
                                              ----------------------
Balance, December 31, 2002 ...............    $                  124
                                              ======================

                                                 NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following:

                                                                  USEFUL LIVES           DECEMBER 31,    DECEMBER 31,
                                                                   (IN YEARS)               2002            2001
                                                                  ------------         ---------------   -------------
     Computer and office equipment ............................            3-5         $           420   $           -
     Furniture and fixtures ...................................             5                        3               -
     Leasehold improvements ...................................             2                       63               -
                                                                                       ---------------   -------------
                                                                                                   486               -
     Less: Accumulated depreciation ...........................                                    (35)              -
                                                                                       ---------------   -------------
     Property and equipment, net of accumulated depreciation ..                        $           451   $           -
                                                                                       ===============   =============

Depreciation expense of property and equipment, included in selling, general and administrative expense, for the twelve months ended December 31, 2002 and 2001, and the nine months ended December 31, 2002 was $35 $2,634 and $1,839, respectively.

The Company recognized a $4,562 impairment of property and equipment charge during the year ended December 31, 2001, under the provisions of SFAS No. 121.

                                                            NOTE 5 - INVESTMENTS

During the last three fiscal periods, the Company made the following investments:

Investment in White Horse Interactive
On July 18, 2000, the Company paid $2,000 to acquire a 35% ownership interest in White Horse Interactive, an integrated media agency, which resulted in a difference between the cost of the investment and the amount of underlying equity in net assets totaling $1,300. The Company uses the equity method of accounting for this investment and recorded an equity loss, including the amortization of the difference between the cost of the investment and the amount of underlying equity in the net assets, of $510 for the year ended December 31, 2002, $919 for the year ended December 31, 2001 and $234 for the nine months ended December 31, 2000.

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

Investment in Bluebook International Holding Company, Inc.
On August 19, 2002, the Company acquired 3,055,540 shares of Series C Convertible Redeemable Preferred Stock ("Series C") of Bluebook International Holding Company, Inc. ("Bluebook"), representing an approximately 9% ownership interest (assuming conversion of all outstanding preferred stock) in exchange for $1,000 in cash, conversion of a $500 bridge loan from Cotelligent to Bluebook, advanced earlier in the third quarter of 2002. In accordance with the purchase and development agreement, management of the Company expects Cotelligent to be a preferred provider of implementation services for Bluebook's future software products.

Under the Series C purchase and development agreement, the Company contributed additional services and funded an additional $1,500 in cash, due upon Bluebook's first sale of certain software associated with the purchase and development agreement in the fourth quarter of 2002. Upon payment of the additional $1,500 and delivery of the remaining services, the Company received an additional 2,261,164 shares of Series C, which increased the Company's ownership interest in Bluebook to 15% (assuming conversion of all outstanding preferred stock, and assuming no further stock issuances on behalf of Bluebook).

The value of the Series C was initially recorded at $3,000, the amount of cash paid to Bluebook. The cost of the contributed services was recorded as research and development costs in the accompanying consolidated statements of operations.

Under the certificate of designation of the Series C stock, Bluebook is required, at the Company's option, to either a) convert the Series C shares to common stock at any time or b) redeem the Series C shares for cash beginning four years and up through six years after the date of initial issuance.

The Series C meets the definition of a debt security under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with SFAS No. 115, the Company classified the Series C as a trading security and consequently reports the investment at fair value, with unrealized gains and losses recorded in other income (expense) in the consolidated statements of operations. Accordingly, the investment was reduced by $1,457 during the year ended December 31, 2002 due to the decrease in fair value since the acquisition date.

During the year ended December 31, 2002, the Company delivered and contributed software development services to Bluebook, in connection with the investment and for which no revenue was recognized. Cost of $1,048 associated with this development project was recorded as research and development costs.

                                              NOTE 6 - OTHER CURRENT LIABILITIES

                                                                                     DECEMBER 31,     DECEMBER 31,
                                                                                        2002             2001
                                                                                     -------------    ------------
Obligation due sellers of an acquired  business,  net of discount for imputed
 interest ......................................................................     $         418    $        330
Obligations due sellers of acquired businesses .................................               492             492
Legal ..........................................................................               287              63
Audit ..........................................................................               468             244
Other accrued liabilities ......................................................               564             945
                                                                                     -------------    ------------
Total other current liabilities ................................................     $       2,229    $      2,074
                                                                                     =============    ============

                                            NOTE 7 - OTHER LONG-TERM LIABILITIES

                                                                                   DECEMBER 31,    DECEMBER 31,
                                                                                       2002            2001
                                                                                  -------------    ------------
Long-term portion of obligation due sellers of an acquired  business,  net of
 discount for imputed interest, net of current portion .........................  $           -    $        426
Lease deposits on sublet properties                                                          24              39
                                                                                  -------------    ------------
Total other long-term liabilities ..............................................  $          24    $        465
                                                                                  =============    ============

                                        NOTE 8 - IMPAIRMENT OF LONG-LIVED ASSETS

The Company considers, among other factors, deterioration of operating performance or a general reduction in demand for services for a sustainable period to be indicators of potential impairment of long-lived assets. The Company has experienced a reduction in demand for its services. As a result of this reduction in demand for its services, the Company recognized a $37,831 goodwill impairment charge in the nine months ended December 31, 2000, as the future discounted cash flows (fair value) of its certain long-lived assets were estimated to be less than the asset's related carrying value. In addition, in the same fiscal period, the Company ceased operating at certain locations as part of a plan to streamline operations and took a $2,100 impairment charge of property and equipment and also took a $2,519 write-off of its investment in bsmart to (see Note 5).

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

The following summarizes the activity and balances in each of these restructuring programs for the past three fiscal periods through December 31, 2002:

                                               JUNE 1999           DECEMBER 2000              SEPTEMBER 2001
                                         ----------------------   ---------------------    ----------------------
                                                     Facilities              Facilities                Facilities
                                         Severance    Closure     Severance   Closure       Severance    Closure    Total
                                         ---------   ----------   ---------  ----------    ----------  ----------  -------
Balance - March 31, 2000 ..............  $     874   $    1,001   $       -  $        -    $        -  $        -  $ 1,875
Restructuring charge ..................          -            -         707         913             -           -    1,620
Spending and write-downs ..............       (505)           -        (200)          -             -           -     (705)
Release of excess
 restructuring liability ..............       (312)      (1,001)          -           -             -           -   (1,313)
                                         ---------   ----------   ---------  ----------    ----------  ----------  -------
Balance - December 31, 2000 ...........         57            -         507         913             -           -    1,477
Restructuring charge ..................          -            -           -           -         1,034       1,402    2,436
Spending and write-downs ..............        (57)           -        (507)       (913)       (1,034)       (112)  (2,623)
                                         ---------   ----------   ---------  ----------    ----------  ----------  -------
Balance - December 31, 2001 ...........          -            -                                             1,290    1,290
Spending and write-downs ..............          -            -           -           -             -        (368)    (368)
                                         ---------   ----------   ---------  ----------    ----------  ----------  -------
Balance - December 31, 2002              $       -   $        -   $       -  $        -    $        -  $      922  $   922
                                         =========   ==========   =========  ==========    ==========  ==========  =======

In the fourth quarter of 2002, the Company developed a new approach to marketing and delivering its service offerings, and consequently, created a plan to reorganize and streamline the organization responsible for the delivery of the client services. This reorganization resulted in a headcount reduction of 27 people. Accordingly, the Company classified $691 of one-time termination benefits paid during the fourth quarter as a restructuring charge. At December 31, 2002, there was no remaining liability related to this restructuring program.

                                                          Note 10 - Income Taxes

The income tax provision (benefit) from continuing operations consists of the following:

                                                     YEAR ENDED     YEAR ENDED    NINE MONTHS ENDED
                                                    DECEMBER 31,   DECEMBER 31,     DECEMBER 31,
                                                        2002           2001             2000
                                                    ------------   ------------   -----------------
Current:
     Federal ..............................         $      7,493   $     (6,264)  $         (12,918)
     State ................................                    -             64                 232
                                                    ------------   ------------   -----------------
                                                           7,493         (6,200)            (12,686)
                                                    ------------   ------------   -----------------
Deferred:
     Federal ..............................                    -          2,745               4,728
     State ................................                    -              -                 281
                                                    ------------   ------------   -----------------
                                                               -          2,745               5,009
                                                    ------------   ------------   -----------------
Total provision (benefit) for income taxes.         $      7,493   $     (3,455)  $          (7,677)
                                                    ============   ============   =================

In addition to the benefit recorded on continuing operations for the nine months ended December 31, 2000, the Company recorded a tax provision associated with discontinued operations and the gain on the sale of its discontinued operations of $12,744.

Significant components of deferred tax assets and liabilities of the Company are as follows:

                                                                 DECEMBER 31,   DECEMBER 31,
                                                                    2002            2001
                                                                 ------------  --------------
Current
Deferred tax assets:
   Allowance for doubtful accounts .................             $         47  $          207
   Allowance for officer notes .....................                      637             684
   Restructuring liabilities .......................                       43             129
   Accrued vacation ................................                      142             138
   Accrued liabilities .............................                      270             484
   Other ...........................................                        -               9
Valuation allowance ................................                   (1,139)         (1,651)
                                                                 ------------  --------------
       Net current deferred tax assets .............                        -               -
Non-current
Deferred tax assets:
   Net operating loss carry forwards ...............                    8,426           5,318
   Goodwill ........................................                    1,115           3,717
   Contract obligations ............................                      278             428
   Depreciation and amortization ...................                      703           1,353
   Restructuring liabilities .......................                      301             373
   Other ...........................................                    1,160             812
Valuation allowance ................................                  (11,983)        (12,001)
                                                                 ------------  --------------
       Net non-current deferred tax assets .........                        -               -
       Net deferred taxes ..........................             $          -  $            -
                                                                 ============  ==============

During the year ended March 31, 2000, the Company decided to dispose of its IT staff augmentation business and recorded a deferred tax asset for $7,190 on the books of its discontinued operations. Upon the ultimate sale of the majority of these operations during the nine months ended December 31, 2000, the Company reclassified this deferred tax asset to continuing operations. During the year ended December 31, 2001, the Company utilized a portion of its net operating losses in a carryback claim, thus resulting in a current benefit. At December 31, 2002 and 2001, the Company has fully reserved for all net deferred tax assets generated from continuing operations, including net operating losses, due to management's uncertainty of their realizability.

The Company will continue to assess the adequacy of and need for the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets will be recognized in the future. The Company had approximately $21,900 of net operating losses carryforwards for U.S. federal tax purposes that will begin expiring in the 2021 tax year.

In the first quarter of 2002, Congress approved the Job Creation and Worker Assistance Act of 2002 (the Act) allowing net operating losses for the Company's fiscal tax year ending March 31, 2002 to be carried back five years. In accordance with SFAS No. 109, the effect of this change in tax law was reflected in the December 31, 2002 financial statements as changes in tax law must be reflected in the period of enactment.

The Company's effective income tax rate for its continuing operations varied from the U.S. federal statutory tax rate as follows:

                                                 YEAR ENDED      YEAR ENDED   NINE MONTHS ENDED
                                                DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                    2002            2001           2000
                                                ------------    -----------   -----------------
U.S. federal statutory rate ....................       (34.0%)        (34.0%)             (34.0%)
State income taxes, net of federal benefit .....        (3.2%)         (6.0%)               0.8%
Effects on deferred assets and liabilities due
to change in state tax..........................         1.8%             -                   -
Non-deductible items ...........................          .4%           2.3%               11.4%
Change in valuation allowance ..................        (3.1%)         24.7%               10.4%
Other ..........................................        (5.5%)          0.1%               (0.3%)
                                                ------------    -----------   -----------------
   Effective tax rate ..........................       (43.6%)        (12.9%)             (11.7%)
                                                ============    ===========   =================

                                               NOTE 11 - DISCONTINUED OPERATIONS

Prior to March 31, 2000, the Company entered into a plan to divest its IT staff augmentation business. The following financial data reflects the net assets at December 31, 2001, and the summary of operating results for the year ended December 31, 2002 and 2001, and the nine months ended December 31, 2000.

NET ASSETS OF DISCONTINUED OPERATIONS:

                                                                                DECEMBER 31,
                                                                                    2001
                                                                                ------------
ASSETS
Accounts receivable ........................................................... $        151
Prepaid expenses and other ....................................................            -
                                                                                ------------
     Total assets .............................................................          151
                                                                                ------------
LIABILITIES
Accounts payable ..............................................................            -
Accrued compensation ..........................................................            -
Other current liabilities .....................................................            -
                                                                                ------------
     Total liabilities ........................................................            -
                                                                                ------------
Net assets of discontinued operations ......................................... $        151
                                                                                ============

SUMMARY OF OPERATING INCOME (LOSS) FROM DISCONTINUED OPERATIONS:

                                                                              YEAR ENDED       YEAR ENDED     NINE MONTHS ENDED
                                                                             DECEMBER 31,     DECEMBER 31,       DECEMBER 31,
                                                                                 2002             2001               2000
                                                                             ------------     ------------    -----------------
   Revenues ................................................................ $          -     $      3,453    $          69,528
   Cost of services ........................................................            -            2,692               51,464
                                                                             ------------     ------------    -----------------
       Gross profit ........................................................            -              761               18,064
   Restructuring charge ....................................................            -                -               (1,313)
   Selling, general and administrative expenses ............................         (461)             951               17,124
                                                                             ------------     ------------    -----------------
       Operating income (loss) .............................................         (461)            (190)               2,253
   Other income ............................................................          515                -                   18
                                                                             ------------     ------------    -----------------
   Income (loss) before provision for income taxes .........................          976             (190)               2,271
   Provision (benefit) for income taxes ....................................            -                -                  816
                                                                             ------------     ------------    -----------------
   Income (loss) from discontinued operations before reclassification to
    gain on sale of discontinued operations ................................          976             (190)               1,455
   Reclassification to gain on sale of discontinued operations .............         (976)             190               (1,455)
                                                                             ------------     ------------    -----------------
   Operating income (loss) from discontinued operations .................... $          -     $          -    $               -
                                                                             ============     ============    =================

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

On July 14, 2000, the Company sold its staff augmentation operations in Orlando for a cash payment of $650 and approximately $385 of assumed liabilities. As of June 30, 2000, the Company has written down goodwill to zero and accrued the anticipated loss on sale as a component of the gain on sale of discounted operations, during the quarter ended June 30, 2000.

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

                                                     NOTE 12 - LEASE COMMITMENTS

Cotelligent leases various office space and certain equipment under noncancelable lease agreements which expire at various dates. Future minimum rental payments under such leases at December 31, 2002 for the Company's continuing operations are as follows.

                                                         OPERATING LEASES
                                                         ----------------
2003 ........................................            $          2,487
2004 ........................................                       1,858
2005 ........................................                       1,143
2006 ........................................                         612
2007 ........................................                         151
                                                         ----------------
Total minimum lease payments ................                       6,251
Less: Sublease payments due Cotelligent .....                      (1,804)
                                                         ----------------
Net minimum lease payments ..................            $          4,447
                                                         ================

Rental expense under these leases for the year ended December 31, 2002 and 2001, the nine months ended December 31, 2000 was $1,957, $2,601 and $3,061, respectively. The rental expense in fiscal 2002, 2001 and 2000 is net of sublease income totaling approximately $1,124, $355 and $67, respectively.

                                                NOTE 13 - EMPLOYEE BENEFIT PLANS

Long-term Incentive Plan
The Company maintains the 1998 Long-Term Incentive Plan (the "1998 Plan") and the 2000 Long-Term Incentive Plan (the "2000 Plan"). The 1998 Plan was adopted as a replacement to the Company's 1995 Long-Term Incentive Plan (the "1995 Plan"). No further awards may be granted under the 1995 Plan, although awards granted prior to the adoption of the 1998 Plan remain outstanding under the 1995 Plan in accordance with their terms. The 2000 Plan is similar to the 1998 Plan, except that (i) awards under the 2000 Plan are to be made primarily to employees who are not officers or directors, (ii) the 2000 Plan does not contain a limit as to the number of shares that may be subject to outstanding awards granted either individually or in the aggregate (whereas the 1998 Plan contains 750,000 per individual annual limit, and aggregate limit of 18% of total outstanding shares), and (iii) incentive stock options (ISOs) cannot be granted under the 2000 Plan. Of the non-qualified options granted to date, a majority are generally exercisable beginning one year from the date of the grant in cumulative yearly amounts of 25% to 33% of the shares under option and all expire ten years from the date of the grant. Under the provisions of the plans, stock-based awards are granted at terms and prices determined by the Compensation Committee of the Board of Directors as defined in each plan.

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

                                                                    WEIGHTED
                                                      OPTION PRICE   AVERAGE
                                          NUMBER OF    RANGE PER     EXERCISE   EXPIRATION
                                            SHARES      SHARE         PRICE       DATE
                                          ----------  ------------  ---------   ----------
Outstanding at March 31, 2000 ...........  1,890,293  $1.54-$29.00  $   13.99      2010
     Granted ............................  1,459,965   $2.56-$6.69  $    4.25      2010
     Exercised ..........................       (900)        $1.54  $    1.54      2009
     Cancelled .......................... (1,150,642) $3.44-$29.00  $   10.32    2006-2010
                                          ----------  ------------  ---------    ---------
Outstanding December 31, 2000 ...........  2,198,716  $1.54-$29.00  $    9.37    2006-2010
     Granted ............................  5,097,732   $0.14-$1.13  $    0.23      2011
     Exercised ..........................          -           -            -       -
     Cancelled .......................... (2,215,994) $0.17-$29.00  $    9.02    2006-2011
                                          ----------  ------------  ---------    ---------
Outstanding at December 31, 2001 ........  5,080,454  $0.14-$27.50  $    0.35    2006-2011
     Granted ............................    458,900   $0.20-$0.66  $    0.37      2012
     Exercised ..........................          -             -          -       -
     Cancelled .......................... (1,080,828) $0.17-$27.25  $    0.87    2008-2012
                                          ----------  ------------  ---------    ---------
Outstanding at December 31, 2002 ........  4,458,526  $0.14-$17.81  $    0.33    2006-2012

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

The following table summarizes information concerning outstanding and exercisable options at December 31, 2002:

                                        WEIGHTED
                                         AVERAGE      WEIGHTED
                        NUMBER OF       REMAINING      AVERAGE      NUMBER OF        WEIGHTED
      RANGE OF           OPTIONS       CONTRACTUAL    EXERCISE       OPTIONS         AVERAGE
   EXERCISE PRICE      OUTSTANDING         LIFE         PRICE      EXERCISABLE    EXERCISE PRICE
   --------------      -----------     -----------    ---------   -------------   --------------
     $0.14-$0.25         3,727,585            8.74    $    0.19       1,772,077   $         0.22
     $0.26-$4.81           711,141            8.70    $    0.90         145,823   $         1.96
     $4.94-$17.81           19,800            6.93    $    6.27          12,800   $         6.86
   --------------      -----------     -----------    ---------   -------------   --------------
    $0.14-$17.81         4,458,526            8.73    $    0.33       1,930,700   $         0.39
   ==============      ===========     ===========    =========   =============   ==============

Exercisable options at December 31, 2002, December 31, 2001, and December 31, 2000 were 1,930,700, 1,191,706, and 1,004,512 at exercise prices between $0.14 and $17.81, and weighted average exercise prices of $0.39, $0.50, and $13.72, respectively.

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and the Company continues to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 and FASB Interpretation No. 44 in accounting for its employee stock option plans. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing ("Black-Scholes") model with the following weighted average assumptions for the years ended December 31, 2002, December 31, 2001 and the nine months ended December 31, 2000, respectively: (1) risk-free interest rates of 3.49%, 4.67%, and 4.77%, (2) a dividend yield of 0%, (3) volatility factors of the expected market price of the Company's common stock of 188%, 193%, and 106%, and (4) a weighted average expected life of 4.75, 4.76, and 4.61 years. The weighted average fair values of options granted during the years ended December 31, 2002 and December 31, 2001, the nine months ended December 31, 2000 were $0.42, $0.23, and $2.74 per share, respectively.

The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restriction and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected volatility of the Company's Common Stock.

For purposes of pro forma disclosure, the estimated fair value of options is amortized to expense over the options' vesting period. If the Company had elected to recognize compensation expense for options granted during the years ended December 31, 2002, December 31, 2001, and the nine months ended December 31, 2000, based on the fair value as described in SFAS No. 123, net loss and earnings per share would have been changed to the pro forma amounts indicated below.

                                            YEAR ENDED                       YEAR ENDED               NINE MONTHS ENDED
                                           DECEMBER 31,                     DECEMBER 31,                DECEMBER 31,
                                               2002                             2001                       2000
                                 --------------------------   ------------------------------   ----------------------------
                                    As               Pro        As                    Pro         As                 Pro
                                 Reported    (1)    Forma     Reported       (1)     Forma     Reported   (1)       Forma
                                 ---------   ---  ---------   ---------    ------  ---------   ---------  ------  ---------
Loss from continuing
 operations ...................  $  (9,699) (345) $ (10,044)  $ (23,339)    (572)  $ (23,911)  $ (57,708)     32  $ (57,676)
Net loss ......................     (8,723) (345)    (9,068)    (23,529)    (572)    (24,101)    (38,167)     32    (38,135)
Loss per share:
   Basic and diluted -
     Loss from continuing
      operations ..............      (0.65)           (0.67)      (1.55)               (1.59)      (3.80)             (3.80)
     Net loss .................      (0.59)           (0.61)      (1.56)               (1.60)      (2.51)             (2.51)

(1) Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax benefits.

Employee Stock Purchase Plan
The Company's Employee Stock Purchase Plan (the "ESPP") allows eligible employees to purchase shares of the Company's Common Stock at a price equal to 85% of the lower of the closing market price on the first or last trading day of the ESPP's quarter. A total of 950,000 shares of Common Stock have been reserved for issuance under the ESPP. During the years ended December 31, 2002 and 2001, and the nine months ended December 31, 2000, employees purchased 30,734, 215,127, and 101,719 and for aggregate proceeds to the Company of $2, $199, and $395, respectively.

On February 1, 2002, the Company terminated the Employee Stock Purchase Plan
(ESPP). Because the number of employees in the Company had decreased significantly over the prior two fiscal years, the administrative costs of the plan were out of line with the remaining number of active participants. The Company terminated the plan as a means to streamline its operating expenses going forward.

401(k) Plan The Company sponsors the Cotelligent, Inc. 401(k) Retirement Saving Plan (the "401(k) Plan") for the benefit of all employees upon date of hire. The 401(k) Plan is funded by employee payroll deductions and a matching program whereby the Company contributes 25% of an employee's first 4% of salary deferral to the 401(k) Plan. Matching contributions vest over a four-year period. During the year ended December 31, 2002, the Company used forfeited matching funds available in the 401K trust account to fund current year matching obligations. The Company expensed $245 and $345, respectively, in connection with the matching program during the year ended December 31, 2001 and the nine months ended December 31, 2000.

Leveraged Stock Purchase Plan
In 1999, the stockholders approved the Cotelligent, Inc. 1999 Leveraged Stock Purchase Plan (the "LSPP") which authorizes the purchase of shares of Common Stock by eligible employees who are selected by the Compensation Committee of the Board of Directors (the "Committee") to participate in the LSPP on terms and conditions determined by the Committee.

At December 31, 2002, 1,636,842 shares are outstanding under the LSPP resulting in notes receivable from stockholders for $5,940 which is included as a component of stockholders' equity. The notes receivable (1) include varying rates of interest; (2) are secured by the pledge of Cotelligent stock issued;
(3) are full recourse as to the employee, except that in the case of death, disability, termination by the Company without cause or a change of control of the Company, where recourse against the employees is limited to the pledged stock; and (4) have a term of five years from date of issuance, provided that if the stock is sold, the loan shall be prepaid, and if the stock is not sold, the loan may not be prepaid. The stock issued under the LSPP is restricted from sale in the open market for a period of two years from the date of issuance, provided, however, that in the case of death, disability, termination by the Company without cause or change of control of the Company, the stock may be sold and the proceeds used to repay the loan.

                                     NOTE 14 - BUSINESS AND CREDIT CONCENTRATION

For the year ended December 31, 2002, two clients individually accounted for more than 10% of the Company's revenues. In addition, four clients individually accounted for more than 10% of accounts receivable at December 31, 2002.

For the year ended December 31, 2001, and the nine months ended December 31, 2000, no single client accounted for more than 10% of the Company's revenues, nor accounts receivable at December 31, 2001.

                                                  NOTE 15 - STOCKHOLDERS' EQUITY

Preferred Stock
The Company has authorized 500,000 shares of one class of $0.01 par value Preferred Stock. The Board of Directors has authority, without further vote or action by stockholders, to issue the shares, fix the number of shares and change the number of shares constituting any series, and to provide for or change the voting powers, designations, preferences and relative, participating, optional or other special rights, qualifications, limitations or restrictions thereof, including dividend rights (and whether dividends are cumulative), dividend rates, terms of redemption (including sinking fund provisions), a redemption price or prices, conversion rights and liquidation preferences of the shares constituting any class or series of the Preferred Stock. No Preferred Stock was outstanding at December 31, 2002 or 2001. The Company has no current plans to issue any shares of Preferred Stock.

Common Stock
The Company has authorized 100,000,000 shares of one class of $0.01 par value Common Stock. The holders of Common Stock are entitled to one vote for each share on all matters voted upon by stockholders, including the election of the directors. At December 31, 2002 and 2001, there were 15,390,954 and 15,514,757 shares of Common Stock outstanding, respectively. In May 1998, the Company registered 4 million shares of its Common Stock to be used in connection with merger and acquisition activities. The Company repurchased 644,600 shares of its Common Stock during the year ended December 31, 2001.

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

                                                    NOTE 16 - EARNINGS PER SHARE

Earnings per share is as follows:

                                                                    FOR THE YEAR ENDED
                                                                     DECEMBER31, 2002
                                                       -----------------------------------------
                                                                                      PER SHARE
                                                       INCOME (LOSS)      SHARES       AMOUNT
                                                       -------------   ------------   ----------
   Basic/diluted earnings (loss) per share-
   Loss from continuing operations                     $      (9,699)    14,879,511   $    (0.65)
   Loss from discontinued operations                             976     14,879,511         0.06
                                                       -------------                  ----------
   Net loss applicable to common shareholders          $      (8,723)    14,879,511   $    (0.59)

                                                                       FOR THE YEAR ENDED
                                                                        DECEMBER 31, 2001
                                                       -----------------------------------------
                                                                                      PER SHARE
                                                       INCOME (LOSS)      SHARES        AMOUNT
                                                       -------------                  ----------
   Basic/diluted earnings (loss) per share-
   Loss from continuing operations                     $     (23,339)    15,075,546   $    (1.55)
   Loss from discontinued operations                            (190)    15,075,546        (0.01)
                                                       -------------                  ----------
   Net loss applicable to common shareholders          $     (23,529)    15,075,546   $    (1.56)

                                                                 FOR THE NINE MONTHS ENDED
                                                                     DECEMBER 31, 2000
                                                       -----------------------------------------
                                                                                      PER SHARE
                                                       INCOME (LOSS)     SHARES        AMOUNT
                                                       -------------                  ----------
   Basic/diluted earnings (loss) per share-
   Loss from continuing operations                     $     (57,708)    15,230,969   $    (3.79)
   Income from discontinued operations                        19,541     15,230,969         1.28
                                                       -------------                  ----------
   Net loss applicable to common shareholders          $     (38,167)    15,230,969   $    (2.51)

Options to purchase common shares of 2,205,399, 5,080,454, and 2,198,716 were excluded from the computation of diluted earnings per share for the years ended December 31, 2002 and 2001, and the nine months ended December 31, 2000, respectively, due to the loss position of the Company's continuing operations.

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

                                                                              FOR THE YEAR ENDED DECEMBER 31, 2002
                                                               ---------------------------------------------------------------
                                                                  FIRST           SECOND             THIRD           FOURTH
                                                                 QUARTER          QUARTER           QUARTER          QUARTER
                                                               ------------     ------------      ------------    ------------
   Revenues .................................................  $      5,873     $      4,302      $      3,824    $      2,957
   Gross profit .............................................         2,105            1,627             1,649           1,068
   Income (loss) from continuing operations .................         4,544           (3,952)           (4,471)         (5,820)
   Income (loss) from discontinued operations ...............             -               82               379             515
   Net income (loss) ........................................         4,544           (3,870)           (4,092)         (5,305)
   Earnings per share:
     Basic -
       Income (loss) from continuing operations .............  $       0.31     $      (0.26)     $      (0.30)   $      (0.39)
       Income (loss) from discontinued operations ...........             -                -              0.03            0.03
                                                               ------------     ------------      ------------    ------------
         Net income (loss) ..................................  $       0.31     $      (0.26)     $      (0.27)   $      (0.36)
                                                               ============     ============      ============    ============
     Diluted -
       Income (loss) from continuing operations .............  $       0.27     $      (0.26)     $      (0.30)   $      (0.39)
       Income (loss) from discontinued operations ...........             -                -              0.03            0.03
                                                               ------------     ------------      ------------    ------------
         Net income (loss) ..................................  $       0.27     $      (0.26)     $      (0.27)   $      (0.36)
                                                               ============     ============      ============    ============
   Weighted average shares:
     Basic ..................................................    14,890,646       14,901,054        14,901,354      14,825,702
                                                               ============     ============      ============    ============
     Diluted ................................................    16,925,314       14,901,054        14,901,354      14,825,702
                                                               ============     ============      ============    ============

                                                                              FOR THE YEAR ENDED DECEMBER 31, 2001
                                                               -----------------------------------------------------------
                                                                   FIRST         SECOND          THIRD          FOURTH
                                                                  QUARTER        QUARTER        QUARTER        QUARTER
                                                               ------------    ------------   ------------   -------------
   Revenues .................................................  $     16,596    $     12,460   $     10,444   $       7,343
   Gross profit .............................................         4,740           3,017          3,152           2,562
   Income (loss) from continuing operations .................        (1,451)         (6,776)        (9,739)         (5,373)
   Income (loss) from discontinued operations ...............          (120)              1           (154)             83
   Net income (loss) ........................................        (1,571)         (6,775)        (9,893)         (5,290)
   Earnings per share:
     Basic -
       Income (loss) from continuing operations .............  $      (0.09)   $      (0.44)  $      (0.66)  $       (0.36)
       Income (loss) from discontinued operations ...........         (0.01)              -          (0.01)           0.01
                                                               ------------    ------------   ------------   -------------
         Net income (loss) ..................................  $      (0.10)   $     (0.44)   $      (0.67)  $       (0.35)
                                                               ============    ============   ============   =============
     Diluted -
       Income (loss) from continuing operations .............  $      (0.09)   $      (0.44)  $      (0.66)  $       (0.36)
       Income (loss) from discontinued operations ...........         (0.01)              -          (0.01)           0.01
                                                               ------------    ------------   ------------   -------------
         Net income (loss) ..................................  $      (0.10)   $      (0.44)  $      (0.67)  $       (0.35)
                                                               ============    ============   ============   =============
   Weighted average shares:
     Basic ..................................................    15,349,060      15,273,716     14,824,310      14,852,326
                                                               ============    ============   ============   =============
     Diluted ................................................    15,349,060      15,273,716     14,824,310      14,852,326
                                                               ============    ============   ============   =============


                                            NOTE 20 - RELATED PARTY TRANSACTIONS

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

Investment in Alliance Partner
During the past three fiscal periods, the Company engaged White Horse Interactive, to provide design services in connection with the Company's website and paid White Horse Interactive $96, $182 and $204 in 2002, 2001 and 2000, respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure None.

                                    PART III

Item 10 - Directors and Executive Officers of the Registrant
The information called for by Item 10 with respect to identification of directors and executive officers of the Company is incorporated herein by reference to the material under the captions "Election of Directors" and "Other Executive Officers of the Company" in the Company's Proxy Statement for its 2003 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year (the "Proxy Statement").

Item 11 - Executive Compensation
The information called for by Item 11 with respect to executive compensation is incorporated herein by reference to the material under the caption "Executive Compensation" in the Proxy Statement.

Item 12 - Directors and Executive Officers of the Registrant
The information called for by Item 12 with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

Item 13 - Directors and Executive Officers of the Registrant
The information called for by Item 13 with respect to certain relationships and related transactions is incorporated herein by reference to the material under the caption "Certain Transactions" in the Proxy Statement.

Item 14 - Controls and Procedures
An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of a date within 90 days of this annual report was carried out by the Company under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures have been designed and are effective to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Subsequent to the date of the most recent evaluation of the Company's internal controls, there were no significant changes in the Company's internal controls or in the other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as a part of the Annual Report on Form 10-K:

1.   Financial Statements                                                                                 Form 10-K Page No.
                                                                                                          ------------------
     Report of Independent Public Accountants'                                                                            23
     Condensed Consolidated Balance Sheets at December 31, 2002 and 2001                                                  24
     Condensed Consolidated Statements of Operations for the years ended December 31, 2002 and
          December 31, 2001 and the nine months ended December 31, 2000                                                   25

     Condensed Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002 and
          December 31, 2001 and the nine months ended December 31, 2000                                                   26

     Condensed Consolidated Statements of Cash Flows for the years ended December 31, 2002 and
          December 31, 2001 and the nine months ended December 31, 2000                                                27-28

     Notes to Condensed Consolidated Financial Statements                                                              28-44

2. The following is a list of all Exhibits filed as part of this report. Exhibit
11.1 is omitted because the information is included in Note 16 to Consolidated Financial Statements, page 41.

EXHIBIT NO.                                DESCRIPTION
-----------     ----------------------------------------------------------------

        3.1 Certificate of Incorporation of Cotelligent, Inc. (Exhibit 3.1 of the Company's Registration Statement on Form S-1 (File No. 33-80267), effective February 9, 1996, is hereby incorporated by reference)

        3.2 Certificate of Amendment of Certificate of Incorporation of Cotelligent, Inc. (Exhibit 3.3 of the Company's Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on June 29, 1999, is hereby incorporated by reference)

        3.3 Amended and Restated By-Laws of Cotelligent, Inc. (Exhibit 3 of the Company's Current Report on Form 8-K (File No. 0-27412), filed with the SEC on May 9, 2002, is hereby incorporated by reference)

        4.1 Form of certificate evidencing ownership of Common Stock of Cotelligent, Inc. (Exhibit 4.1 of the Company's Registration Statement on Form S-1 (File No. 33-80267), effective February 9, 1996, is hereby incorporated by reference)

        4.2 Rights Agreement, dated as of September 24, 1997, between Cotelligent, Inc. and BankBoston, N.A. (Exhibit 4.1 of the Company's Current Report on Form 8-K (File No. 0-27412), filed with the SEC on September 24, 1997, is hereby incorporated by reference)

        4.3 Amendment No. 1 to Rights Agreement, dated June 13, 2002, amending Rights Agreement, dated as of September 24, 1997, between Cotelligent, Inc. and BankBoston, N.A. (Exhibit 4 of the Company's Current Report on Form 8-K (File No. 0-27412), filed with the SEC on June 13, 2002, is hereby incorporated by reference)

        10.1 Amended and Restated Employment Agreement, dated as of January 5, 2000, between Cotelligent, Inc. and James R. Lavelle (Exhibit
                10.1 of the Company's Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on July 14, 2000, is hereby incorporated by reference)*

        10.2 Amended and Restated Employment Agreement, dated as of January 25, 2000, between Cotelligent, Inc. and Daniel E. Jackson (Exhibit 10.2 of the Company's Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on July 14, 2000, is hereby incorporated by reference)*

        10.3 Employment Agreement, dated as of December 19, 2000, between Cotelligent, Inc. and Curtis J. Parker (Exhibit 10.3 of the Company's Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on March 29, 2002, is hereby incorporated by reference)*

        10.4 Long-Range Bonus Incentive Plan, effective as of November 18, 1999, among Cotelligent, Inc., James R. Lavelle and Daniel E. Jackson (Exhibit 10.6 of the Company's Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on July 14, 2000, is hereby incorporated by reference)*

        10.5 Cotelligent 1995 Long-Term Incentive Plan (Exhibit 10.9 of the Company's Registration Statement on Form S-1/A (File No. 33-80267), filed with the SEC on January 24, 1996, is hereby incorporated by reference)*

        10.7 Cotelligent 1998 Long-Term Incentive Plan (Exhibit 10.13 of the Company's Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on June 29, 1999, is hereby incorporated by reference)*

        10.8 Cotelligent, Inc. 1999 Leveraged Stock Purchase Plan (Exhibit 2 of the Company's Schedule 13D (File No. 5-47567), filed with the SEC on January 31, 2000, is hereby incorporated by reference)*

        10.13 Cotelligent 2000 Long-Term Incentive Plan (Exhibit 10.19 of the Company's Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on April 2, 2001 is hereby incorporated by reference)

        10.14 Series C Convertible Redeemable Preferred Stock Purchase Agreement, dated as of August 19, 2002, by and between The Bluebook International Holding Company, Mark A. Josipovich, Daniel E. Josipovich, Daniel T. Josipovich, Dorothy E. Josipovich and Cotelligent, Inc. (Exhibit A of the Company's
                Schedule 13D (File No. 005-61801), filed with the SEC on January 17, 2003, is hereby incorporated by reference)

        21.1    Subsidiaries of the registrant **

        23.1    Consent of KPMG LLP **

        24.1 Power of attorney as reflected on signatures page included herewith **

        99.1 Certification pursuant to 18 U.S.C. Section 1350, or adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

        99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

        (b)     Reports on Form 8-K

                Current Report on Form 8-K dated May 8, 2002, filed with the SEC on May 9, 2002

                Current Report on Form 8-K dated June 13, 2002, filed with the SEC on June 13, 2002

                Current Report on Form 8-K dated July 10, 2002, filed with the SEC on July 16, 2002

        * Management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K.

        **      Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California on the 28th day of March, 2003.

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

     SIGNATURE                                     CAPACITY                                     DATE
-----------------------              -------------------------------------------------    --------------
/s/ James R. Lavelle
-------------------------------
James R. Lavelle                     Chairman of the Board of Directors, Director and     March 28, 2003
                                     Chief Executive Officer (Principal Executive
                                     Officer)

/s/ Curtis J. Parker
-------------------------------
Curtis J. Parker                     Executive Vice President, Chief Financial Officer    March 28, 2003
                                     (Principal Financial and Accounting Officer)

/s/ Anthony M. Frank
-------------------------------
Anthony M. Frank                     Director                                             March 28, 2003

/s/ Debra J. Richardson
-------------------------------
Debra J. Richardson                  Director                                             March 28, 2003

                     Certifications Pursuant to Section 302
                        of the Sarbanes-Oxley Act of 2002

I, James R. Lavelle, certify that:

1. I have reviewed this annual report on Form 10-K of Cotelligent, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Cotelligent, Inc. as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in the annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether of not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                              /s/ James. R. Lavelle
                              -------------------------------------------------
                              James R. Lavelle
                              Chairman of the Board and Chief Executive Officer

                     Certifications Pursuant to Section 302
                        of the Sarbanes-Oxley Act of 2002

I, Curtis J. Parker, certify that:

1. I have reviewed this Annual Report on Form 10-K of Cotelligent, Inc.;

2. Based on my knowledge, this Annual Report on Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report on Form 10-K;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report on Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of Cotelligent, Inc. as of, and for, the periods presented in this Annual Report on Form 10-K;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in the annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether of not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                            /s/ Curtis J. Parker
                            ----------------------------------------------------
                            Curtis J. Parker
                            Executive Vice President and Chief Financial Officer