Form 10-K/A
period 2002-12-31
COTELLIGENT INC
filed 2003-04-30
CIK 1004963

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the fiscal year ended December 31, 2002.

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

                              100 Theory, Suite 200
                            Irvine, California 92612
               (Address of principal executive offices) (Zip Code)

                                 (949) 823-1600
              (Registrant's telephone number, including area code)

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
YES    X    NO
     ------   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). YES       NO   X
                                         -----    -----

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $4,866,299 based on the closing price of $0.33 of the registrant's Common Stock as reported on the OTC Bulletin Board on March 27, 2003.

The number of shares of the registrant Common Stock outstanding as of March 27, 2003 was 14,746,354.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                    PART III

Items 10, 11, 12 and 13 of the Form 10-K filed by the Company on March 31, 2003 are hereby amended as follows:

Item 10 - Directors and Executive Officers of the Registrant.

The number of directors on the Board of Directors is currently fixed at three. Pursuant to the Company's Certificate of Incorporation and By-laws, the Board of Directors is divided into three classes, Class I, Class II and Class III, serving staggered three-year terms. One class of directors is elected at each annual meeting of stockholders to serve for the following three years. Currently there is one Class I director whose term expires in 2005, one Class III director whose term expires in 2004 and one Class II director whose term will expire at the Annual Meeting.

Class I Director

Debra J. Richardson is 48 years old, and joined the Company as a director on August 8, 2001. Dr. Richardson joined the faculty at UC Irvine in 1987, where she researches formal quality analysis and testing methods, has developed leading edge tools, and worked with several companies in adopting technology to improve the quality of critical software systems. She is currently director of the Microelectronics Innovation and Computer Research Opportunities (MICRO), one of the University of California's Industry-Cooperative Research Programs, and is a founding member of the UC Institute for Software Research. Dr. Richardson holds the Ted and Janice Smith Family Foundation Endowed Chair. Dr. Richardson earned a Doctorate of Philosophy and a Master of Science in Computer and Information Science from the University of Massachusetts, Amherst, and received a Bachelor of Arts degree in mathematics from Revelle College of the University of California, San Diego.

Class II Director

James R. Lavelle is 52 years old and is the founder, Chairman of the Board and Chief Executive Officer of the Company. Mr. Lavelle has served as Chief Executive Officer since he founded the Company in 1993. From inception of the Company until August 1995, Mr. Lavelle was also Chairman of the Board of the Company, a position that he reassumed in April 1996. From 1985 to 1993, he was a business consultant specializing in strategic marketing and organization development. From 1983 to 1985, Mr. Lavelle was Senior Manager and Director of Management Consulting Services for the San Francisco office of KPMG Main Hurdman, an international accounting firm. Prior to that, he was Manager of Management Consulting Services in the San Francisco office of Price Waterhouse LLP, an international accounting firm. Mr. Lavelle has a bachelor's degree from University of California at Santa Barbara and a Master of Business Administration degree from Santa Clara University.

Class III Director

Anthony M. Frank is 71 years old and is a director of the Company. He joined the Company in that capacity in March 1993. In September 1994, Mr. Frank became co-founding General Partner and Chairman of Belvedere Capital Partners, the general partner of the California Community Financial Institutions Fund, the primary purpose of which is investing in California community banks. From 1992 to 1994, Mr. Frank was an independent financial consultant and venture capitalist. From March 1988 to March 1992, Mr. Frank served as the Postmaster General of the United States. From 1971 until 1988, he served as Chairman and Chief Executive Officer of First Nationwide Bank. Mr. Frank is a graduate of Dartmouth College and was an overseer of the Tuck School of Business. He is also a director of several companies, including The Charles Schwab Corporation, Crescent Real Estate Equities Ltd., General American Investors, Temple Inland Corporation and Bedford Properties Investors.

Other Executive Officers

Daniel E. Jackson is 42 years old and is President and Chief Operating Officer of the Company. Mr. Jackson served as a director of the Company from September 1999 until May 2002. Mr. Jackson was promoted to the position of Chief Operating Officer and President in July 2000. Mr. Jackson served as Executive Vice President, Chief Financial Officer and Treasurer from June 1999 until July 2000. From September 1995 until June 1999, Mr. Jackson served in the capacities of Executive Vice President, Corporate Development and General Counsel. Mr. Jackson served as Secretary from September 1996 until September 1997 and as Chief Financial Officer from November 1996 until January 1998. From 1994 to 1995, Mr. Jackson served as Vice President and General Counsel of an affiliate of Notre Venture Capital, Ltd., a partnership specializing in industry consolidation transactions. Prior to that, he was Corporate Counsel and Secretary of Sanifill, Inc., an environmental services company, from its founding in 1990 through 1994. From 1986 until 1990, Mr. Jackson was an associate at Morgan, Lewis & Bockius LLP in New York, where he practiced law in the areas of securities and mergers and acquisitions. Mr. Jackson received a Bachelor of Science degree in business administration from The Ohio State University and a Juris Doctor degree from the University of Pennsylvania.

Curtis J. Parker is 48 years old and is Executive Vice President, Chief Financial Officer, Treasurer & Assistant Secretary of the Company. From November 1996 until December 2000, Mr. Parker served as Vice President and Chief Accounting Officer. From January 1996 until March 1996, he served as a consultant to the Company and was appointed Corporate Controller in March 1996. From 1988 through 1995, Mr. Parker was employed by Burns Philp Food Inc., a manufacturer of food products, where he rose to the position of Vice President - Finance for the Industrial Products Division. Mr. Parker has a Bachelor of Commerce degree from the University of British Columbia and is a Certified Public Accountant licensed in Washington State.

Compliance With Section 16(a) of The Exchange Act

Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC"). Such persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by the Company with respect to the fiscal year ended December 31, 2002, James R. Lavelle and Daniel E. Jackson each filed a late Form 5 reporting a single transaction under a Company stock option exchange program. Curtis J. Parker also filed late a Form 5 reporting six transactions: one related to the grant of common stock, four related to the grant of stock options and one related to the exchange of stock options. Edward E. Faber, formerly a director of the Company, filed late a Form 5 reporting three transactions: two related to the grant of stock options and one related to the exchange of stock options. Anthony M. Frank filed late a Form 5 reporting four transactions: three related to the grant of stock options and one related to the exchange of stock options. Debra J. Richardson also filed late a Form 3 and a Form 5 reporting two transactions related to the grant of stock options. Except for these late filings, to the best of the Company's knowledge, all other Section 16(a) filing requirements have been satisfied.


Item 11 - Executive Compensation.

The following table sets forth certain information regarding the compensation earned by or awarded to the Chief Executive Officer and remaining executive officers of the Company for the fiscal year ended December 31, 2002, the fiscal year ended December 31, 2001 and the twelve month period ended December 31, 2000.

Summary Compensation Table

                                                                                                                      Long Term
                                                                                                                     Compensation
                                                                 Annual Compensation                                    Awards
                                              Fiscal                                                                   Options/
Name and Principal Position                   Year             Salary($) (1)      Bonus($)        Other($)             SARs(#)
------------------------------------------------------------------------------------------------------------------------------------
James R. Lavelle......................        2002                   353,207             0          1,700 (2)                      0
  Chairman and Chief Executive Officer        2001                   379,166             0          1,700 (2)                400,000
                                              2000                   450,000             0          1,700 (2)                      0
                                                                                                   18,000 (3)
------------------------------------------------------------------------------------------------------------------------------------

Daniel E. Jackson.....................        2002                   298,405             0          1,700 (2)                      0
  President and Chief Operating Officer                                                             5,470 (4)
                                              2001                   320,120             0          1,700 (2)                250,000
                                                                                                    5,470 (4)
                                              2000                   375,000             0          1,700 (2)                      0
                                                                                                   18,000 (3)
                                                                                                    5,470 (4)
------------------------------------------------------------------------------------------------------------------------------------

Curtis J. Parker......................        2002                   142,489             0          1,425 (2)                      0
  Executive Vice President, Chief             2001                   166,500             0          1,665 (2)                275,000
  Financial Officer, Treasurer and            2000                   175,000       100,000          1,600 (2)                 25,000
  Assistant Secretary
------------------------------------------------------------------------------------------------------------------------------------

(1)  Base salary earned.
(2) Represents matching contributions by the Company under the Company's 401(k) Plan.
(3)  Represents payments made as an automobile allowance.
(4) Imputed interest on below market loans. See Item 13, "Certain Relationships and Related Transactions."

Stock Option Grants Table

The following table sets forth, as to the executive officers named in the Summary Compensation Table, information related to the grant of stock options pursuant to the Company's 1998 Long-Term Incentive Plan during the fiscal year ended December 31, 2002.

           OPTIONS GRANTED IN THE FISCAL YEAR ENDED DECEMBER 31, 2002


                                                                             Individual Grants

                                      ----------------------------------------------------------------------------------------------
                                          Number of       Percentage of Total      Exercise or Base     Potential Realizable Value
                                          Securities       Options Granted to       Price Per Share     At Assumed Annual Rates of
                                          Underlying        Employees in the         ($/Share)         Stock Price Appreciation For
                 Name                  Options Granted     fiscal year ended                                  Option Term ($)
                                                           December 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                             5%            10%
                                                                                                       -----------------------------
James R. Lavelle                           0                        0%                   0                   0              0
Daniel E. Jackson                          0                        0%                   0                   0              0
Curtis J. Parker                           0                        0%                   0                   0              0

Stock Option Exercises and Year End Values Table

The following table shows, as to the executive officers named in the Summary Compensation Table, information with respect to the unexercised options to purchase Common Stock granted under the 1995 and 1998 Long-Term Incentive Plans and held as of December 31, 2002.


                      VALUE OF OPTIONS AT DECEMBER 31, 2002


                                   Number of                   Number of Securities Underlying
                                     Shares        Value          Unexercised Options Held               Value of Unexercised
                                    Acquired      Realized          at December 31, 2002                 In-the-Money Options
                                  On Exercise       ($)                                              at December 31, 2002 ($) (1)
                                ----------------------------------------------------------------------------------------------------
Name                                                            Exercisable       Unexercisable     Exercisable     Unexercisable
--------------------------------                            ------------------------------------------------------------------------
James R. Lavelle                       0             0            400,000                    0         48,000                 0
Daniel E. Jackson                      0             0            250,000                    0         30,000                 0
Curtis J. Parker                       0             0            129,375              170,625         15,700            30,000

(1) Options are "in-the-money" if the closing market price of the Company's Common Stock exceeds the exercise price of the options. The value of the unexercised options represents the difference between the exercise price of such options and the closing market price ($0.37) of the Company's Common Stock on the OTC Bulletin Board on December 31, 2002.

Equity Compensation

The following table sets forth, as of December 31, 2002, outstanding awards and shares remaining available for future issuance under the Company's compensation plans under which equity securities are authorized for issuance (excluding 401(k) plans and similar tax-qualified plans).

                                                      (a)                     (b)                     (c)
                                            Number of securities to    Weighted-average       Number of securities
                                           be issued upon exercise    exercise price of       remaining available for
                                            of outstanding options,  outstanding options,      future issuance under
Plan Category                                warrants and rights      warrants and rights    equity compensation plans
-------------                                -------------------      -------------------    -------------------------
Equity compensation plans  approved by
security holders.......                          1,201,028                      $0.37                    1,816,473 (1)
Equity compensation plans not
approved by security holders (2)...              3,257,498                      $0.32                   not determinable
                                                 ---------
Total................................            4,458,526                      $0.33                   not determinable
                                                 =========

-------------------------
(1) Includes 1,453,315 shares of Company Common Stock remaining available for future issuance under the Company's 1998 Long-Term Incentive Plan. Under the 1998 Long-Term Incentive Plan, an aggregate of 18% of the then outstanding shares of the Company's Common Stock are available for awards under such plan. The number of securities remaining available for future issuance also includes 363,158 shares of Company Common Stock remaining available for future issuance under the Company's 1999 Leveraged Stock Purchase Plan.

(2) The 2000 Long-Term Incentive Plan (the "2000 Plan") was adopted by the Company's Board of Directors on August 11, 2000, but was not approved by stockholders. Awards under the 2000 Plan may be granted by the Compensation Committee of the Board of Directors (or such other committee designated by the Board of Directors to administer the 2000 Plan) and may include: (i) non-qualified options to purchase shares of Common Stock; (ii) stock appreciation rights ("SARs"), whether in conjunction with the grant of stock options or independent of such grant, or stock appreciation rights that are only exercisable in the event of a change in control of the Company or upon other events; (iii) restricted stock, consisting of shares that are subject to forfeiture based on the failure to satisfy employment-related restrictions; (iv) deferred stock, representing the right to receive shares of stock in the future; (v) bonus stock and awards in lieu of cash compensation; (vi) dividend equivalents, consisting of a right to receive cash, other awards, or other property equal in value to dividends paid with respect to a specified number of shares of Common Stock, or other periodic payments; or (vii) other awards not otherwise provided for, the value of which are based in whole or in part upon the value of the Common Stock. Unless otherwise determined by the Compensation Committee, all outstanding awards under the 2000 Plan will generally become fully exercisable or vested upon a "change in control" of the Company. The Compensation Committee has the discretion to establish all of the terms and conditions of awards under the 2000 Plan and to interpret the terms of the 2000 Plan. There is no limit on the maximum number of shares of Common Stock that may be awarded under the 2000 Plan. The 2000 Plan may be amended, altered, suspended, discontinued, or terminated by the Board of Directors at any time.

Item 12 - Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of May 30, 2003 information regarding the beneficial ownership of the Common Stock of the Company by (i) each person known to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each of the Company's directors, (iii) each named executive officer and each officer named in the Summary Compensation Table and (iv) all executive officers and directors as a group. All persons listed have an address c/o the Company's principal executive offices and have sole voting and investment power with respect to their shares unless otherwise indicated.

                                                                                         Shares Beneficially Owned
                                                                                      -------------------------------
Name                                                                                      Number          Percent
--------------------------------------------------------------------------------     -------------------------------
James R. Lavelle (1) ...........................................................        1,305,308           8.1%
Daniel E. Jackson (2) ..........................................................        1,099,473           6.9%
Anthony M. Frank (3) ...........................................................          182,156           1.2%
Curtis J. Parker (4) ...........................................................          142,242           1.0%
Debra J. Richardson (5) ........................................................           10,000              *
Skiritai Capital LLC (6) .......................................................          807,000           5.4%
All executive officers and directors as a group (5 persons) (7) ................        2,739,179          15.7%

* Less than 1%

(1) Includes 400,000 shares issuable upon exercise of options exercisable within 60 days of May 30, 2003.
(2) Includes 250,000 shares issuable upon exercise of options exercisable within 60 days of May 30, 2003.
(3) Includes 110,000 shares issuable upon exercise of options exercisable within 60 days of May 30, 2003.
(4) Includes 136,250 shares issuable upon exercise of options exercisable within 60 days of May 30, 2003.
(5) Includes 10,000 shares issuable upon exercise of options exercisable within 60 days of May 30, 2003.
(6) The address of the stockholder is 655 Montgomery Street, Suite 1438, San Francisco, California, 94111. Data obtained from the stockholder's Schedule 13D filed with the Securities and Exchange Commission on June 24, 2002.
(7) Includes 906,250 shares issuable upon exercise of options exercisable within 60 days of May 30, 2003.

Item 13 - Certain Relationships and Related Transactions.

The following is information with respect to certain relationships and related transactions between directors and officers, on the one hand, and the Company, on the other hand.

Employment Agreements; Covenants-Not-To-Compete

Mr. James R. Lavelle, Cotelligent's Chairman and Chief Executive Officer, is a party to a three-year employment agreement effective January 5, 2000 which, unless terminated or not renewed by him, continues thereafter on a year-to-year basis on the same terms and conditions. Mr. Lavelle's employment agreement provides that, in the event of termination of employment by the Company without cause, he shall be entitled to receive from the Company an amount equal to (i) three times the minimum base salary, as defined in the employment agreement, plus (ii) three times his most recent annual bonus (not including any payments made under Cotelligent's Long-Range Bonus Incentive Plan), without regard to whether he obtains subsequent employment. His employment agreement provides that, in the event of a change in control of the Company where he has not received at least five days' notice of such change in control, he will be deemed to have been terminated without cause and shall be entitled to compensation as described in the preceding sentence. Additionally, in such event he will not be bound by any non-compete terms in his employment agreement, as discussed below. If given at least five days notice of such change in control, he may elect to terminate his employment agreement and collect the respective compensation provided above.

Mr. Daniel E. Jackson, Cotelligent's President and Chief Operating Officer, is a party to a two-year employment agreement effective January 25, 2000 which, unless terminated or not renewed by him, continues thereafter on a year-to-year basis on the same terms and conditions. Mr. Jackson's employment agreement provides that, in the event of termination of employment by the Company without cause, he shall be entitled to receive from the Company an amount equal to (i) two times the minimum base salary, as defined in the employment agreement, plus
(ii) two times his most recent annual bonus (not including any payments made under Cotelligent's Long-Range Bonus Incentive Plan), without regard to whether he obtains subsequent employment. On October 2, 2002, the Compensation Committee approved an increase in the amount of severance Mr. Jackson would be entitled to receive under his employment agreement in the event of termination of employment by the Company without cause to an amount equal to (i) three times the minimum base salary, as defined in the employment agreement, plus (ii) three times his most recent annual bonus (not including any payments made under Cotelligent's Long-Range Bonus Incentive Plan), without regard to whether he obtains subsequent employment. His employment agreement provides that, in the event of a change in control of the Company where he has not received at least five days' notice of such change in control, he will be deemed to have been terminated without cause and shall be entitled to compensation as described in the preceding sentence. Additionally, in such event he will not be bound by any non-compete terms in his employment agreement, as discussed below. If given at least five days notice of such change in control, he may elect to terminate his employment agreement and collect the respective compensation provided above.

In the event of a change in control, Mr. Lavelle and Mr. Jackson are entitled to reimbursement for any excise taxes the employee incurs under Section 4999 of the Internal Revenue Code, as well as any interest or penalties related to the excise tax and any entitlements outside of the employment agreement that are described in Section 280G(b)(2)(A)(i) of the Internal Revenue Code. In the employment agreements of both, a "Change in Control" is deemed to occur if: (1) any person or entity, other than the Company, a corporation owned directly or indirectly by the stockholders of the Company in substantially the same proportions as their ownership of the Common Stock of the Company, or an employee benefit plan of Company or a subsidiary of Company, acquires directly or indirectly Beneficial Ownership (as defined in Rule 13d-3 of the Exchange
Act) of any voting security of the Company and immediately after such acquisition such person or entity is, directly or indirectly, the Beneficial Owner of voting securities representing 30% or more of the total voting power of all of the then-outstanding voting securities of the Company; (2) a change in the composition of the individuals on the Board of Directors as a result of which fewer than one-half of the incumbent directors are directors who either
(a) had been directors of Company on the date 24 months prior to the date of the event that constitutes a change in control (the "original directors") or (b) were elected, or nominated with the affirmative votes of at least a majority of the aggregate of the original directors who were still in office at the time of the election or nomination and the directors whose election or nomination was previously so approved; (3) the consummation of a merger or consolidation of Company with or into another entity or any other corporate reorganization, if more than 50% of the combined voting power of the continuing or surviving entity's securities outstanding immediately after such merger, consolidation or other reorganization is owned by persons who were not stockholders of Company immediately prior to such merger, consolidation or other reorganization; or (4) the sale, transfer or other disposition of all or substantially all of the Company's assets.

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

Mr. Lavelle's employment agreement calls for a minimum base salary of $450,000. With Mr. Lavelle's consent, annual base salary paid for the fiscal year ended December 31, 2002 was $353,207. For the fiscal year ended December 31, 2002, he was eligible for, but did not receive, a bonus based upon achieving certain performance objectives and upon the operating results of the Company, which objectives and results had been established by the Compensation Committee. Pursuant to the Long-Range Bonus Incentive Plan, Mr. Lavelle is eligible for bonuses in fiscal years 2003 and 2006 based upon the operating results of the Company.

Mr. Jackson's employment agreement calls for a minimum base salary of $375,000. With Mr. Jackson's consent, annual base salary paid for the fiscal year ended December 31, 2002 was $298,405. For the fiscal year ended December 31, 2002, he was eligible for, but did not receive, a bonus based upon achieving certain performance objectives and upon the operating results of the Company, which objectives and results had been established by the Compensation Committee. Pursuant to the Long-Range Bonus Incentive Plan, Mr. Jackson is eligible for bonuses in fiscal years 2003 and 2006 based upon the operating results of the Company.

Mr. Curtis J. Parker, as Cotelligent's Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary, is a party to a one-year employment agreement effective December 19, 2000 which was extended for a two-year period as of December 19, 2001 and then, unless terminated by either party or not renewed by him, continues thereafter on a year-to-year basis, in each case on the same terms and conditions. Mr. Parker's employment agreement provides that, in the event of termination of employment by the Company without cause, he shall be entitled to receive from the Company an amount equal to (i) one times the Market Based Salary, as defined in the employment agreement, plus (ii) one times his most recent annual bonus, without regard to whether he obtains subsequent employment. His employment agreement provides that, in the event of a Change in Control of the Company where he has not received at least five days' notice of such change in control, he will be deemed to have been terminated without cause and shall be entitled to compensation as described in the preceding sentence. Additionally, in such event he will not be bound by any non-compete terms in his employment agreement, as discussed below. If given at least five days' notice of such change in control, he may elect to terminate his employment agreement and collect the respective compensation provided above.

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

Mr. Parker's employment agreement provides for a minimum base salary of $180,000 per year. With Mr. Parker's consent, annual base salary paid for the fiscal year ended December 31, 2002 was $142,489. For the fiscal year ended December 31, 2002, he was eligible for, but did not receive, a discretionary bonus of up to fifty percent (50%) of the amount of his base salary provided by the Compensation Committee.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California on the 30th day of April, 2003.


                                           COTELLIGENT, INC.

                                       By:  /s/ James R. Lavelle
                                           ------------------------------
                                           James R. Lavelle
                                           Chief Executive Officer

                     Certifications Pursuant to Section 302
                        of the Sarbanes-Oxley Act of 2002

I, James R. Lavelle, certify that:

1. I have reviewed this annual report on Form 10-K/A of Cotelligent, Inc.;

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

4. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether of not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

5. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003

                                /s/ James R. Lavelle
                               -------------------------------------------------
                               James R. Lavelle
                               Chairman of the Board and Chief Executive Officer

                     Certifications Pursuant to Section 302
                        of the Sarbanes-Oxley Act of 2002

I, Curtis J. Parker, certify that:

1. I have reviewed this annual report on Form 10-K/A of Cotelligent, Inc.;

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

4. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether of not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

5. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003

                            /s/ Curtis J. Parker
                            ----------------------------------------------------
                            Curtis J. Parker
                            Executive Vice President and Chief Financial Officer