Form 10-K/A
period 2002-12-31
COTELLIGENT INC
filed 2003-05-14
CIK 1004963

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

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                    PART III

Item 12 of the Form 10-K/A filed by the Company on April 30, 2003 is hereby amended and restated as follows:

Item 12 - Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of May 13, 2003 information regarding the beneficial ownership of the Common Stock of the Company by (i) each person known to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each of the Company's directors, (iii) each named executive officer and each officer named in the Summary Compensation Table and (iv) all executive officers and directors as a group. As of May 13, 2003, there were 15,068,855 shares of Common Stock outstanding. All persons listed have an address c/o the Company's principal executive offices and have sole voting and investment power with respect to their shares unless otherwise indicated.


                                                                      Shares Beneficially Owned
                                                                    ------------------------------
Name                                                                   Number           Percent
----                                                                ------------     -------------
James R. Lavelle (1)                                                  1,305,308           8.4%
Daniel E. Jackson (2)                                                 1,099,473           7.2%
Anthony M. Frank (3)                                                    182,156           1.2%
Curtis J. Parker (4)                                                    142,242              *
Debra J. Richardson (5)                                                  10,000              *
Skiritai Capital LLC (6)                                                807,000           5.4%
All executive officers and directors as a group (5 persons) (7)       2,739,179          17.1%

-----------------------
* Less than 1%

(1) Includes 400,000 shares issuable upon exercise of options exercisable within 60 days of May 13, 2003.
(2) Includes 250,000 shares issuable upon exercise of options exercisable within 60 days of May 13, 2003.
(3) Includes 110,000 shares issuable upon exercise of options exercisable within 60 days of May 13, 2003.
(4) Includes 136,250 shares issuable upon exercise of options exercisable within 60 days of May 13, 2003.
(5) Includes 10,000 shares issuable upon exercise of options exercisable within 60 days of May 13, 2003.
(6) The address of the stockholder is 655 Montgomery Street, Suite 1438, San Francisco, California, 94111. Data obtained from the stockholder's Schedule 13D filed with the Securities and Exchange Commission on June 24, 2002.
(7) Includes 906,250 shares issuable upon exercise of options exercisable within 60 days of May 13, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California on the 13th day of May, 2003.

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

Date: May 13, 2003

                         /s/ James R. Lavelle
                         ---------------------------------------
                         James R. Lavelle
                         Chairman of the Board and Chief Executive Officer

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

Date: May 13, 2003

                            /s/ Curtis J. Parker
                            --------------------------------------------
                            Curtis J. Parker
                            Executive Vice President and Chief Financial Officer