Form 10-Q
period 2003-03-31
COTELLIGENT INC
filed 2003-05-15
CIK 1004963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                                      to

Commission File Number 0-27412

COTELLIGENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3173918
(State of incorporation)	(I.R.S. ID)

100 Theory, Suite 200, Irvine, California 92612

(Address of principal executive offices)

(949) 823-1600

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 123-2 of the Act).  Yes  ☐  No  ☐

At May 13, 2003, there were 15,068,855 shares of common stock outstanding.

COTELLIGENT, INC.

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$13,961	$17,683
Refundable income taxes	146	197
Accounts receivable, including unbilled accounts of $261 and $354 and net of allowance for doubtful accounts of $147 and $124, respectively	2,098	2,399
Notes receivable from officers and stockholder, net of valuation allowance of $1,703 and $1,703, respectively	—	—
Current portion of note receivable from acquirer of discontinued operation	480	480
Prepaid expenses and other current assets	424	526

Total current assets	17,109	21,285
Property and equipment, net	597	451
Note receivable from acquirer of discontinued operation	943	1,103
Investment in marketable security	381	1,543
Equity investment in alliance partner	223	335
Other assets	302	316

Total assets	$19,555	$25,033

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$544	$1,353
Accrued compensation and related payroll liabilities	1,424	1,435
Restructuring liabilities	116	117
Deferred revenue	68	247
Other accrued liabilities	1,449	2,229

Total current liabilities	3,601	5,381
Restructuring liabilities, net of current portion	736	805
Other long-term liabilities	24	24
Income taxes payable	2,618	2,618

Total liabilities	6,979	8,828

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.01 par value; 500,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $0.01 par value; 100,000,000 shares authorized, 15,390,954 and 15,390,954 shares issued, respectively	154	154
Additional paid-in capital	86,399	86,374
Notes receivable from stockholders	(5,940)	(5,940)
Accumulated deficit	(67,537)	(63,883)
Treasury stock	(500)	(500)

Total stockholders’ equity	12,576	16,205

Total liabilities and stockholders’ equity	$19,555	$25,033

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Revenues	$2,856	$5,873
Cost of services	1,780	3,768

Gross profit	1,076	2,105
Research and development costs	380	219
Selling, general and administrative expenses	3,353	4,613

Operating loss	(2,657)	(2,727)
Other income (expense):
Interest expense	(16)	(47)
Interest income	26	76
Other	(1,003)	(158)

Total other income (expense)	(993)	(129)

Loss before income taxes	(3,650)	(2,856)
Income tax expense (benefit)	4	(7,400)

Net income (loss)	$(3,654)	$4,544

Earnings (loss) per share:
Basic	$(0.25)	$0.31

Diluted	$(0.25)	$0.27

Weighted average number of shares outstanding:
Basic	14,746,354	14,890,646

Diluted	14,746,354	16,925,314

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$(3,654)	$4,544
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity loss from investment in alliance partner	112	158
Unrealized loss on investment in marketable security	892	—
Depreciation and amortization	35	—
Compensation expense on change in terms of stock options	25	—
Provision for doubtful accounts	23	152
Deferred taxes, net	—	(7,400)
Changes in current assets and liabilities:
Accounts receivable	278	1,621
Prepaid expenses and other current assets	102	(126)
Income taxes, net	51	6,533
Accounts payable and accrued expenses	(1,670)	(866)
Deferred revenue	(179)	(450)
Other assets	14	48

Cash provided by (used for) operating activities	(3,971)	4,214
Cash flows from investing activities:
Payments received on note from acquirer of discontinued operations	160	120
Purchases of property and equipment	(181)	(6)
Dividend received from investee	270	—

Cash provided by investing activities	249	114
Cash flows from financing activities:
Net proceeds on issuance of common stock	—	4

Cash provided by financing activities	—	4

Net increase (decrease) in cash	(3,722)	4,332
Cash at beginning of period	17,683	18,778

Cash at end of period	$13,961	$23,110

Supplemental disclosures of cash flow information:
Interest paid	$16	$20
Income taxes paid (refunded)	$4	$(6,533)

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

Note 1 – Accounting Policies

Basis of Presentation

Cotelligent, Inc. (“Cotelligent” or the “Company”), a Delaware corporation, provides software consulting services to businesses with complex information technology (“IT”) operations and also provides maintenance, support and contract services on software products it licenses. These financial statements include the accounts of Cotelligent, Inc. and its subsidiaries.

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

The accompanying interim financial statements do not include all disclosures included in the financial statements in Cotelligent’s Annual Report on Form 10-K for the year ended December 31, 2002, and therefore these financial statements should be read in conjunction with the financial statements included in Cotelligent’s Form 10-K.

In the opinion of management, the interim financial statements filed as part of this Quarterly Report on Form 10-Q reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods and dates presented.

Adoption of New Accounting Pronouncements

The Company adopted the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, on January 1, 2003. SFAS No. 146 revises the accounting for specified employee and contract terminations that are part of restructuring activities and allows recognition of a liability for the cost associated with an exit or disposal activity only when the liability is incurred and can be measured at fair value. This statement applies on a prospective basis to exit or disposal activities that are initiated after December 31, 2002.

The Company adopted the initial recognition and measurement provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, on January 1, 2003, which apply on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted the disclosure provisions of FIN No. 45 during the quarter ended December 31, 2002. In the ordinary course of business, we are not subject to potential obligations under guarantees that fall within the scope of FIN No. 45 except for standard indemnification and warranty provisions that are contained within many of our customer license and service agreements, as well as standard indemnification agreements that we have executed with our executive officers and the statutory indemnification provisions under the laws of the State of Delaware relating to our directors, and give rise only to the disclosure requirements prescribed by FIN No. 45. In addition, under previously existing accounting principles generally accepted in the United States of America, we continue to monitor the conditions that are subject to the guarantees and indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses under the guarantees and indemnifications when those losses are estimable. Indemnification and warranty provisions contained within our customer license and service agreements are generally consistent with those prevalent in our industry. The duration of our service warranties generally does not exceed 30 days following completion of our services. We have not incurred significant obligations under customer indemnification or warranty provisions historically and do not expect to incur significant obligations in the future. Accordingly, we do not maintain accruals for potential customer indemnification or warranty-related obligations. The indemnification agreements that we have executed with our executive officers and the statutory indemnification provisions under the laws of the State of Delaware relating our directors would require us to indemnify such officers and directors in certain instances. We have not incurred obligations under these indemnification agreements historically and do not expect to incur significant obligations in the future. Accordingly, we do not maintain accruals for potential officer or director indemnification obligations. The maximum potential amount of future payments that we could be required to make is generally limited under the indemnification provisions in our customer license and service agreements, and is unlimited under the indemnification provisions in our executive officer agreements and statutory indemnification provisions under the laws of the State of Delaware relating to our directors.

The Company adopted the interim disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, during our second quarter ended March 31, 2003. Related interim disclosures are included herein.

Stock-Based Compensation

The Company measures compensation expense for its employee stock-based compensation awards using the intrinsic value method and provide pro forma disclosures of net income (loss) and earnings (loss) per share as if a fair value method had been applied. Therefore, compensation cost for employee stock awards is measured as the excess, if any, of the fair value of our common stock at the grant date or re-measurement date over the amount an employee must pay to acquire the stock and is amortized over the related service periods using the straight-line method. Compensation expense previously recorded for unvested employee stock-based compensation awards that are forfeited upon employee termination is reversed in the period of forfeiture.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

The following table compares net income (loss) and earnings (loss) per share as reported to the pro forma amounts that would be reported had compensation expense been recognized for our stock-based compensation plans in accordance with the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”:

	Three Months Ended March 31,
	2003	2002
Net income (loss), as reported	$(3,654)	$4,544
Add: Stock-based employee compensation expense included in reported net income net of related tax expense, if applicable	25	—
Deduct: Total stock-based compensation expense determined under fair value based method for awards net of related tax expense, if applicable	(65)	(114)

Pro forma net income (loss)	$(3,694)	$4,430

Earnings (loss) per share, as reported:
Basic	$(0.25)	$0.31

Diluted	$(0.25)	$0.27

Pro forma earnings (loss) per share:
Basic	$(0.25)	$0.30

Diluted	$(0.25)	$0.26

Note 2 – Changes in Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Notes Receivable From Stockholders	Accum. Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2002	15,390,954	$154	$86,374	$(5,940)	$(63,883)	644,600	$(500)	$16,205
Change in terms of stock options granted	—	—	25	—	—	—	—	25
Net loss	—	—	—	—	(3,654)	—	—	(3,654)

Balance at March 31, 2003	15,390,954	$154	$86,399	$(5,940)	$(67,537)	644,600	$(500)	$12,576

Note 3 – Investment in Marketable Security

During 2002, the Company acquired 5,316,704 shares of Series C Convertible Redeemable Preferred Stock (“Series C”) of Bluebook International Holding Company, Inc. (“Bluebook”), representing an approximately 15% ownership interest (assuming conversion of all outstanding preferred stock) in exchange for $3,000 in cash and contributed services. The value of the Series C Stock was initially recorded at $3,000, the amount of cash paid to Bluebook. The cost of the contributed services was recorded as research and development costs. Under the certificate of designation of the Series C Stock, Bluebook is required, at the Company’s option, to either a) convert the shares of Series C Stock to common stock at any time or b) redeem the shares of Series C Stock for cash beginning four years and up through six years after the date of initial issuance.

The Series C Stock meets the definition of a debt security under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” In accordance with SFAS No. 115, the Company classified the Series C Stock as a trading security and consequently reports the investment at fair value, with unrealized gains and losses recorded in other income (expense) in the condensed consolidated statements of operations. Accordingly, the investment was reduced by $1,447 during the year ended December 31, 2002 and $892 during the three months ended March 31, 2003 due to the decrease in fair value since the acquisition date.

During the three months ended March 31, 2003, the Company delivered software development services to Bluebook for which no revenue was recognized. Payments of $270 were received from Bluebook for the delivery of services during the three months ended March 31, 2003 which were applied against and further reduced the carrying value of the investment below market value. Cost of $230 associated with software development services during the three months ended March 31, 2003 were recorded as research and development costs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

Note 4 – Restructuring Program

In September 2001, as part of the Company’s efforts to streamline its operations commensurate with its revenue base, the Company identified opportunities to reduce its cost structure. Accordingly, the Company adopted a exit plan in accordance with EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges” which resulted in a restructuring charge of $2,436 during the year ended December 31, 2001. The September 2001 plan included provisions for severance of approximately 145 management and operating staff ($1,034) as well as closure costs associated with a plan to consolidate or dispose of certain locations ($1,402). The September 2001 plan did not meet the requirements of the aforementioned standards in order to accrue costs as of a commitment date. Therefore, the September 2001 plan costs that did not provide a future benefit were charged to operations when due and payable. The following summarizes the activity and balances in this restructuring program for the three months ended March 31, 2003:

Balance, December 31, 2002	$922
Spending and write-downs	(70)

Balance, March 31, 2003	$852

Note 5 – Weighted Average Number of Shares Outstanding

	Three Months Ended March 31,
	2003	2002
Basic weighted average number of shares outstanding	14,746,354	14,890,646
Effect of stock options issued to employees and directors	—	2,034,668

Diluted weighted average number of shares outstanding	14,746,354	16,925,314

Options to purchase 1,532,848 shares of common stock were outstanding at March 31, 2003, respectively, but were not included in EPS for the three months ended March 31, 2003 because the Company had a loss from continuing operations making the options antidilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for statements of historical fact contained herein, any statements contained in this report may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are based upon current expectations that involve risks and uncertainties. Cotelligent’s actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed under “Risk Factors” in Cotelligent’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and other filings made with the Securities and Exchange Commission. The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information set forth in our financial statements and the notes thereto included elsewhere in this filing. All forward-looking statements included in this report are based upon information available to Cotelligent as of the date thereof, and Cotelligent assumes no obligation to update any of such forward-looking statements.

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

The Company’s principal costs are professional compensation directly related to the performance of services and related expenses. Gross profits (revenues after professional compensation and related expenses) are primarily a function of hours billed to clients per professional employee or consultant, hourly billing rates of those employees or consultants, the percentage of effort complete with respect to fixed-fee contracts and employee or consultant compensation. Gross profits can be adversely impacted if services provided cannot be billed, if the Company is not effective in managing its service activities, if fixed-fee engagements are not properly priced, if consultant costs increase beyond relative increases in pricing, or if there are high levels of unutilized time (work activities not chargeable to clients or unrelated to client services) of full-time salaried service professional employees.

Operating income can be adversely impacted by increased administrative staff compensation and expenses related to streamlining or expanding the Company’s business, which may be incurred before revenues or economies of scale are generated from such investment. Solution development activities require a higher level of selling, general and administrative activities as well as investment in research and development activities.

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

CONSOLIDATED RESULTS OF OPERATIONS

(In Thousands)

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Revenues

Revenues decreased $3,017 or 51%, to $2,856 in the three months ended March 31, 2003 from $5,873 in the three months ended March 31, 2002. The decrease was due to a general reduction in demand for its services due to softening in the market coupled with a shift away from general IT consulting services towards offering mobile workforce management solutions and its associated ramp-up time.

Gross Profit

Gross profit decreased $1,029, or 49%, to $1,076 in the three months ended March 31, 2003 from $2,105 in the three months ended March 31, 2002. The decrease was due to lower revenues following a general reduction in demand for its services due to softening in the market coupled with a shift away from general IT consulting services towards offering mobile workforce management solutions and its associated ramp-up time. The gross profit margin increased to 38% from 36%, due to better pricing, a mix shift to higher margin projects, caused in part by the end of some long-term, lower margin, legacy system development engagements.

Research and Development Costs

Research and development costs were $380 for the three months ended March 31, 2003 compared to $219 for the three months ended March 31, 2002. The Company has a dedicated team of people solely focused on research and development activities associated with mobile workforce management and Web services solutions. The higher spending level during the three months ended March 31, 2003 was due to research and development costs incurred for the development of a software solution for a business partner.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $1,260, or 27%, to $3,353 in the three months ended March 31, 2003 from $4,613 in the three months ended March 31, 2002. The decrease was primarily due to reductions in operating staff and operating locations in order to streamline operations in line with revenues.

Other Income (Expense)

Other income (expense) primarily consists of interest income, interest expense, loss on an investment in an alliance partner accounted for under the equity method of accounting and the change in market value associated with an investment in a marketable security. Interest income net of interest expense was $10 for the three months ended March 31, 2003 compared to $29 for the three months ended March 31, 2002. The decrease in net interest income was due to a lower cash balance on hand during the three months ended March 31, 2003. Other expense for the three months ended March 31, 2003 was $1,003 principally from the change in market value associated with a preferred stock investment which meets the definition of a debt security under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” In accordance with SFAS No. 115, the Company classified the Series C as a trading security and consequently reports the investment at fair value, with unrealized gains and losses recorded in other income (expense) in the consolidated statements of operations. Accordingly, the investment was reduced by an $892 unrealized loss, during the quarter ended March 31, 2003.

Benefit for Income Taxes

The Company did not record an income tax benefit for the three months ended March 31, 2003 or 2002 due to the uncertainty of its realization, except as described below for the three months ended March 31, 2002.

The income tax expense of $4 for the quarter ended March 31, 2003 were minimal state tax payments.

The income tax benefit of $7,400 for the quarter ended March 31, 2002 was the result of the Job Creation and Worker Assistance Act of 2002, approved by Congress on March 9, 2002, allowing net operating losses for the Company’s fiscal tax year ending March 31, 2002 to be carried back five years. In accordance with SFAS No. 109, the effect of this change in tax law was reflected in the March 31, 2002 financial statements as changes in tax law must be reflected in the period of enactment. No other tax benefit was recognized during this period due to the uncertainty of its realization.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed itself principally through cash flows from operations, net proceeds from its public offerings and net proceeds from the sale of its IT staff augmentation business.

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

Cash used by operating activities was $3,971 for the three months ended March 31, 2003 compared to cash provided by operating activities of $4,214 for the three months ended March 31, 2002. In 2003 the reductions in accounts payable and deferred revenue offset by the add back of non-cash depreciation, equity loss on investment in alliance partner, compensation expense on change in terms of stock options, provision for doubtful accounts and change in market value associated with an investment in a marketable security together with reductions in accounts receivable, prepaid expenses, other current assets and income taxes were the primary uses of cash. In 2002 the add back of equity loss on investment in alliance partner and provision for doubtful accounts and reductions in accounts receivable offset by income taxes, accounts payable and deferred revenue were the primary sources of cash. The primary sources of liquidity for the Company going forward are the collection of its accounts receivable and the cash balances at March 31, 2003. Total receivables were 71 and 75 days of quarterly revenue at March 31, 2003 and December 31, 2002, respectively.

Cash provided by investing activities was $249 for the three months ended March 31, 2003 compared to $114 for the three months ended March 31, 2002. In 2003, the Company received $270 from Bluebook as payment for services provided by the Company for which the Company has not recorded revenue and $160 of payments received on a note from the acquirer of a discontinued operation offset by $181 for the purchase of property and equipment, principally for continuous upgrades to computer software and equipment. In 2002, the Company received $120 of payments received on a note from the acquirer of a discontinued operation offset by $6 for the purchase of property and equipment, principally for continuous upgrades to computer software and equipment.

During the three months ended March 31, 2003, the Company used cash to reduce current liabilities accrued at December 31, 2002 by $1,780. The reduction in current liabilities during the three months ended March 31, 2003 included the payment of some costs incurred in quarters prior to December 31, 2002 which were not repeated in the three months ended March 31, 2003. The Company does not expect a significant portion of these costs to recur in the next year. Management of the Company believes that the remaining cash on hand will provide adequate cash to fund its anticipated cash working capital needs at least through March 31, 2004.

The following table reflects our contractual cash obligations, excluding interest, due over the indicated periods.

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Contractual Cash Obligations:
Obligations due sellers of an acquired business	$319	$319	$—	$—	$—
Operating leases	$3,576	$1,323	$2,253	$—	$—

Total contractual obligation	$3,895	$1,642	$2,253	$—	$—

CRITICAL ACCOUNTING POLICIES

Allowance for Doubtful Accounts

The Company provides an allowance for potentially uncollectible accounts receivable under the provisions of SFAS No. 5, “Accounting for Contingencies”, in the ordinary course of business. The allowance is derived as the result of periodic and thorough reviews of aged and known problem accounts during each quarter. In addition the Company reserves for unknown issues in its receivables at the balance sheet date using a formula consistent from quarter to quarter. Management believes that its approach is appropriate to reserve for potentially uncollectible receivables. Should management have taken another approach to developing its reserve, the allowance for doubtful accounts may have been different than that reported.

Revenue Recognition

The Company accounts for time and materials services revenue under the provisions of SAB 101, “Staff Accounting Bulletin No. 101: Revenue Recognition in Financial Statements”, which requires revenue to be recorded when there is evidence of an agreement, a fixed or determinable fee, collectibility is reasonably assured, and delivery has occurred. Revenues include reimbursable expenses charged to and collected from clients. Revenues pursuant to fixed-fee services contracts are generally recognized as services are rendered on the percentage-of-completion method of accounting based on hours incurred to total estimated labor hours to complete. Revenues earned for software license sales and service contracts are recorded based on the provisions of AICPA SOP 97-2, “Software Revenue Recognition”, which shares the basic criteria of SAB No. 101.

Restructuring Liabilities

As part of the Company’s efforts to streamline its operations commensurate with its revenue base, the Company identified opportunities to reduce its cost structure by reducing headcount and closing certain operating facilities to conform to the Company’s changing operating structure over the prior three fiscal periods. These restructuring obligations were calculated using information known at the date of the respective accruals based on the provisions of EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges”. Management has adjusted these obligations over the payment periods of each restructuring plan as liabilities have been settled and payments have been made.

Accounting for Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes”. This pronouncement requires using an asset and liability approach to recognize deferred tax assets and liabilities for the tax consequences of temporary differences by applying enacted statutory tax rates to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company has not given benefit to any deferred tax assets or net operating losses in the previous three fiscal years due to uncertainty of realizing these assets in future periods. In addition, the financial statements have provided reserves for certain tax positions taken by the Company in the March 31, 2002, 2001 and 2000 tax returns based on enacted tax laws during those periods.

New Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 00-21, “Revenue Arrangements with Multiple Deliverables”. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the impact that the adoption of EITF Issue No. 00-21 will have on our financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Cotelligent’s policy is to invest its cash in a manner that provides Cotelligent with the appropriate level of liquidity to enable the Company to meet its current obligations, primarily accounts payable, capital expenditures and payroll, recognizing that the Company does not currently have outside bank funding available.

During 2002, the Company invested approximately $3,000 of cash in convertible redeemable preferred stock in Bluebook International Holding Company, a publicly traded company. As the instrument is convertible into a publicly traded security, the investment has market risk which can result in fluctuations in the value. The Company looks to the publicly traded value to determine the fair value of the investment at each reporting date and recognizes unrealized gains or losses in the consolidated statement of operations in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.

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

Item 4. Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of a date within 90 days of this quarterly report was carried out by the Company under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures have been designed and are effective to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities and Exchange Act of 1934 is recorded; processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Subsequent to the date of the most recent evaluation of the Company’s internal controls, there were no significant changes in the Company’s internal controls or in the other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are, from time to time, a party to litigation arising in the normal course of our business. We are not presently subject to any material litigation.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
99.1	Certification pursuant to 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer dated May 14 , 2003.

99.2	Certification pursuant to 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer dated May 14, 2003.

(b)	Reports on Form 8-K

Current Report on Form 8-K, dated February 7, 2003, with the Securities and Exchange Commission in connection with the mailing by the Company of a letter to its shareholders

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COTELLIGENT, INC.

Date: May 14, 2003	/s/ CURTIS J. PARKER
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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in the quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ JAMES R. LAVELLE
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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in the quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether of not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ CURTIS J. PARKER
Curtis J. Parker Executive Vice President and Chief Financial Officer