Form 10-Q
period 2003-06-30
COTELLIGENT INC
filed 2003-08-14
CIK 1004963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2003

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

Yes ☐ No ☒

At August 12, 2003 there were 15,068,855 shares of common stock outstanding.

COTELLIGENT, INC.

INDEX

Part I—Financial Information

Item 1.    Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$11,201	$17,683
Refundable income taxes	150	197
Accounts receivable, including unbilled accounts of $349 and $261 and net of allowance for doubtful accounts of $77 and $147, respectively	1,367	2,399
Notes receivable from officers and stockholder, net of valuation allowance of $1,703 and $1,703, respectively	—	—
Current portion of note receivable from acquirer of discontinued operation	480	480
Prepaid expenses and other current assets	693	526

Total current assets	13,891	21,285
Property and equipment, net	556	451
Note receivable from acquirer of discontinued operation	863	1,103
Investment in marketable security	38	1,543
Equity investment in alliance partner	72	335
Other assets	247	316

Total assets	$15,667	$25,033

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$633	$1,353
Accrued compensation and related payroll liabilities	1,095	1,435
Restructuring liabilities	117	117
Deferred revenue	84	247
Other accrued liabilities	1,850	2,229

Total current liabilities	3,779	5,381
Restructuring liabilities, net of current portion	738	805
Other long-term liabilities	69	24
Income taxes payable	2,618	2,618

Total liabilities	7,204	8,828

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, $0.01 par value; 500,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $0.01 par value; 100,000,000 shares authorized, 15,713,455 and 15,390,954 shares issued, respectively	157	154
Additional paid-in capital	86,487	86,374
Notes receivable from stockholders	(5,940)	(5,940)
Accumulated deficit	(71,741)	(63,883)
Treasury stock	(500)	(500)

Total stockholders’ equity	8,463	16,205

Total liabilities and stockholders’ equity	$15,667	$25,033

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues	$2,460	$4,302	$5,316	$10,175
Cost of services	1,785	2,675	3,565	6,443

Gross profit	675	1,627	1,751	3,732
Research and development costs	113	599	493	818
Selling, general and administrative expenses	4,288	5,008	7,641	9,621

Operating loss	(3,726)	(3,980)	(6,383)	(6,707)
Other income (expense):
Interest expense	(12)	(24)	(28)	(71)
Interest income	30	85	56	161
Other	(493)	(129)	(1,496)	(287)

Total other income (expense)	(475)	(68)	(1,468)	(197)

Loss from continuing operations before income taxes	(4,201)	(4,048)	(7,851)	(6,904)
Income tax expense (benefit)	3	(96)	7	(7,496)

Income (loss) from continuing operations	(4,204)	(3,952)	(7,858)	592

Gain (loss) on sale of discontinued operations, net of income tax expense of $-, $0, $-, $0	—	82	—	82

Net income (loss)	$(4,204)	$(3,870)	$(7,858)	$674

Earnings (loss) per share:
Basic—
Income (loss) from continuing operations	$(0.28)	$(0.26)	$(0.53)	$0.04
Income (loss) from discontinued operations	—	—	—	0.01

Net income (loss)	$(0.28)	$(0.26)	$(0.53)	$0.05

Diluted—
Income (loss) from continuing operations	$(0.28)	$(0.26)	$(0.53)	$0.04
Income (loss) from discontinued operations	—	—	—	—

Net income (loss)	$(0.28)	$(0.26)	$(0.53)	$0.04

Weighted average number of shares outstanding
Basic	14,955,444	14,901,054	14,851,477	14,895,879

Diluted	14,955,444	14,901,054	14,851,477	17,387,792

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Income (loss) from continuing operations	$(7,858)	$592
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used for) operating activities:
Equity loss from investment in alliance partner	263	286
Unrealized loss on investment in marketable security	1,235	—
Depreciation	80	3
Compensation expense on change in terms of stock options	54	—
Provision for doubtful accounts	70	77
Deferred taxes, net	—	(7,496)
Changes in current assets and liabilities:
Accounts receivable	962	2,863
Prepaid expenses and other current assets	(167)	(233)
Income taxes, net	47	6,809
Accounts payable and accrued liabilities	(1,461)	(1,116)
Deferred revenue	(163)	(398)
Other assets	69	49

Cash provided by (used for) operating activities	(6,869)	1,436
Cash flows from investing activities:
Payments received on note from acquirer of discontinued operations	240	310
Purchases of property and equipment	(185)	(84)
Dividend received from investee	270	—

Cash provided by (used for) investing activities	325	226
Cash flows from financing activities:
Net proceeds on issuance of common stock	62	4
Purchase of treasury stock	—	—

Cash provided by (used for) financing activities	62	4
Cash flows provided by discontinued operations	—	111

Net increase (decrease) in cash	(6,482)	1,777
Cash at beginning of period	17,683	18,778

Cash at end of period	$11,201	$20,555

Supplemental disclosures of cash flow information:
Interest paid	$16	$47
Income taxes paid (refunded)	$7	$(6,809)

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

Note 1—Accounting Policies

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

Adoption of New Accounting Pronouncements

The Company adopted the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, on January 1, 2003. SFAS No. 146 revises the accounting for specified employee and contract terminations that are part of restructuring activities and allows recognition of a liability for the cost associated with an exit or disposal activity only when the liability is incurred and can be measured at fair value. This statement applies on a prospective basis to exit or disposal activities that are initiated after December 31, 2002. The Company believes that the adoption of this interpretation will not have a material impact on its consolidated financial position or results of operations.

The Company adopted the initial recognition and measurement provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, on January 1, 2003, which apply on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted the disclosure provisions of FIN No. 45 during the quarter ended December 31, 2002. In the ordinary course of business, we are not subject to potential obligations under guarantees that fall within the scope of FIN No. 45 except for standard indemnification and warranty provisions that are contained within many of our customer license and service agreements, as well as standard indemnification agreements that we have executed with our executive officers and the statutory indemnification provisions under the laws of the State of Delaware relating to our directors, and give rise to the disclosure requirements prescribed by FIN No. 45. In addition, under previously existing accounting principles generally accepted in the United States of America, we continue to monitor the conditions that are subject to the guarantees and indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses under the guarantees and indemnifications when those losses are estimable. Indemnification and warranty provisions contained within our customer license and service agreements are generally consistent with those prevalent in our industry. The duration of our service warranties generally does not exceed 30 days following completion of our services. We have not incurred significant obligations under customer indemnification or warranty provisions historically and do not expect to incur significant obligations in the future. Accordingly, we do not maintain accruals for potential customer indemnification or warranty-related obligations. The indemnification agreements that we have executed with our executive officers and the statutory indemnification provisions under the laws of the State of Delaware relating our directors would require us to indemnify such officers and directors in certain instances. We have not incurred obligations under these indemnification agreements historically and do not expect to incur significant obligations in the future. Accordingly, we do not maintain accruals for potential officer or director indemnification obligations. The maximum potential amount of future payments that we could be required to make is generally limited under the indemnification provisions in our customer license and service agreements, and is unlimited under the indemnification provisions in our executive officer agreements and statutory indemnification provisions under the laws of the State of Delaware relating to our directors.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

The Company adopted the interim disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, during our second quarter ended March 31, 2003. Related interim disclosures are included herein.

On January 17, 2003, the FASB issued FASB Financial Interpretation No. 46, “Consolidation of Variable Interest Entities,” which requires extensive disclosures and will require companies to evaluate variable interest entities created after January 31, 2003 and existing entities to determine whether to apply the Interpretation’s consolidation approach to them. Companies must apply the Interpretation to entities with which they are involved if the entity’s equity has specified characteristics. If it is reasonably possible that a company will have a significant variable interest in a variable interest entity at the date the Interpretation’s consolidation requirements become effective, the company must disclose the nature, purpose, size and activities of the variable interest entity and the consolidated enterprise’s maximum exposure to loss resulting from its involvement with the variable interest entity in all financial statements issued after January 31, 2003 regardless of when the variable interest entity was created. Since the Company has no interest in any variable interest entity, the Company believes that the adoption of this interpretation will not have a material impact on its consolidated financial position or results of operations.

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

The following table compares net income (loss) and earnings (loss) per share as reported to the pro forma amounts that would be reported had compensation expense been recognized for our stock-based compensation plans in accordance with the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss), as reported	$(4,204)	$(3,870)	$(7,858)	$674
Add: Stock-based employee compensation expense included in reported net income net of related tax expense, if applicable	29	—	54	—
Deduct: Total stock-based compensation expense determined under fair value based method for awards net of related tax expense, if applicable	(26)	(61)	(22)	(183)

Pro forma net income (loss)	$(4,201)	$(3,931)	$(7,826)	$491

Earnings (loss) per share, as reported:
Basic	$(0.28)	$(0.26)	$(0.53)	$0.05

Diluted	$(0.28)	$(0.26)	$(0.53)	$0.04

Pro forma earnings (loss) per share:
Basic	$(0.28)	$(0.26)	$(0.53)	$0.03

Diluted	$(0.28)	$(0.26)	$(0.53)	$0.03

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

Note 2—Changes in Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Notes Receivable From Stockholders	Accum. Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2002	15,390,954	$154	$86,374	$(5,940)	$(63,883)	644,600	$(500)	$16,205
Issuance of Stock	322,501	3	59	—	—	—	—	62
Change in terms of stock options granted	—	—	54	—	—	—	—	54
Net loss	—	—	—	—	(7,858)	—	—	(7,858)

Balance at June 30, 2003	15,713,455	$157	$86,487	$(5,940)	$(71,741)	644,600	$(500)	$8,463

Note 3—Investment in Marketable Security

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

The Series C Stock meets the definition of a debt security under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” In accordance with SFAS No. 115, the Company classified the Series C Stock as a trading security and consequently reports the investment at fair value, with unrealized gains and losses recorded in other income (expense) in the condensed consolidated statements of operations. Accordingly, the investment was reduced by $1,457 during the year ended December 31, 2002 and $1,234 during the six months ended June 30, 2003 due to the decrease in fair value since the acquisition date.

During the six months ended June 30, 2003, the Company delivered software development services to Bluebook for which no revenue was recognized. Payments of $270 were received from Bluebook for the delivery of services during the six months ended June 30, 2003 which were applied against and further reduced the carrying value of the investment. Cost of $230 associated with software development services during the six months ended June 30, 2003 were recorded as research and development costs.

Note 4—Restructuring Program

In September 2001, as part of the Company’s efforts to streamline its operations commensurate with its revenue base, the Company identified opportunities to reduce its cost structure. Accordingly, the Company adopted an exit plan in accordance with EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges” which resulted in a restructuring charge of $2,436 during the year ended December 31, 2001. The September 2001 plan included provisions for severance of approximately 145 management and operating staff ($1,034) as well as closure costs associated with a plan to consolidate or dispose of certain locations ($1,402). The September 2001 plan did not meet the requirements of the aforementioned standards in order to accrue costs as of a commitment date. Therefore, the September 2001 plan costs that did not provide a future benefit were charged to operations when due and payable. The following summarizes the activity and balances in this restructuring program for the six months ended June 30, 2003:

Balance, December 31, 2002	$922
Spending	(40)
Adjustments	(27)

Balance, June 30, 2003	$855

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

Note 5—Weighted Average Number of Shares Outstanding

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Basic weighted average number of shares outstanding	14,955,444	14,901,054	14,851,477	14,895,879
Effect of stock options issued to employees and directors	—	—	—	2,491,913

Diluted weighted average number of shares outstanding	14,955,444	14,901,054	14,851,477	17,387,792

Options to purchase 875,522, 1,131,505 and 2,672,244 shares of common stock were outstanding for the three and six months ended June 30, 2003, and six months ended June 30, 2002, respectively, but were not included in EPS for those relevant periods because the Company reported a loss from continuing operations resulting in an antidilutive effect.

Note 6—Subsequent Event

Subsequent to June 30, 2003, as part of the Company’s efforts to streamline its operations commensurate with its revenue base, the Company identified opportunities to reduce its cost structure, which included a re-organization of senior and executive management. As a result, the Company anticipates that it will pay approximately $1,750 of contractual severance costs. One of the executive officers will use a portion of his contractual severance benefits to repay outstanding loans to the Company, resulting in a reversal of a valuation allowance on those loans of approximately $500.

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

OVERVIEW

Cotelligent provides IT consulting and also provides maintenance, support and hosting on software products it licenses. The IT consulting services are either provided under time and materials billing arrangements or on a fixed-fee basis. For time and materials arrangements, revenues are recognized as work is performed. Revenues are directly related to the total number of hours billed to clients and the associated hourly billing rates. Hourly billing rates are established for each service provided and are a function of the type of work performed and the related skill level of the consultant. Revenues pursuant to fixed-fee contracts are generally recognized as services are rendered on the percentage-of-completion method of accounting based on hours incurred to total estimated labor hours to complete. In addition, the Company has developed complete mobile workforce management solutions for industries that have medium to large transient sales, field or delivery personnel. A component of these solutions may be software that has been developed by the Company. For each element in a software arrangement (e.g., license, maintenance, and services), revenue is recognized once there is evidence of an arrangement, delivery has been made, the fee is fixed or determinable, and collectibility is probable. The amount of revenue recognized for each element is based upon vendor specific objective evidence of fair value using the residual method. Maintenance and service revenue is recognized as the Company performs the services.

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

Operating income can be adversely impacted by increased administrative staff compensation and expenses related to streamlining or expanding the Company’s business, which may be incurred before revenues, cost savings or economies of scale are generated from such investment. Solution development activities require a higher level of selling, general and administrative activities as well as investment in research and development activities.

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

CONSOLIDATED RESULTS OF OPERATIONS

(In Thousands)

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Revenues

Revenues decreased $1,842 or 43%, to $2,460 in the three months ended June 30, 2003 from $4,302 in the three months ended June 30, 2002. The decrease was due to a general reduction in demand for the Company’s services due to softening in the IT services market coupled with the Company’s shift away from general IT consulting services towards offering mobile workforce management solutions and its associated ramp-up time. During the three months ended June 30, 2002 and June 30, 2003, two of our clients individually accounted for more than 10% of our revenues, respectively.

Gross Profit

Gross profit decreased $952, or 59%, to $675 in the three months ended June 30, 2003 from $1,627 in the three months ended June 30, 2002. The decrease was due to lower revenues following a general reduction in demand for the Company’s services due to softening in the IT services market coupled with the Company’s shift away from general IT consulting services towards offering mobile workforce management solutions and its associated ramp-up time. The gross profit margin decreased to 27% from 38%, due to a lower level of utilization of billable resources.

Research and Development Costs

Research and development costs were $113 for the three months ended June 30, 2003 compared to $599 for the three months ended June 30, 2002. The Company has a dedicated team of people solely focused on research and development activities associated with mobile workforce management and Web services solutions. The higher spending during the three months ended June 30, 2002 was due to research and development costs incurred for the development of a software solution for a business partner.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $720, or 14%, to $4,288 in the three months ended June 30, 2003 from $5,008 in the three months ended June 30, 2002. The decrease was primarily due to reductions in operating staff and operating locations in order to streamline operations in line with revenues offset by legal, consulting and travel costs associated with due diligence procedures in connection with a potential acquisition, implementation costs associated a new accounting and project reporting system, design costs associated with a changes to the Company’s Web site, costs of publishing new collateral materials, and duplicate salary costs during a transition and move of the Company’s accounting operations to its headquarter’s location.

Other Income (Expense)

Other income (expense) primarily consists of interest income, interest expense, loss on an investment in an alliance partner accounted for under the equity method of accounting and the change in market value associated with an investment in a marketable security. Interest income net of interest expense was $18 for the three months ended June 30, 2003 compared to $61 for the three months ended June 30, 2002. The decrease in net interest income was due primarily to a lower cash balance on hand during the three months ended June 30, 2003. Other expense for the three months ended June 30, 2003 was $493 principally from the change in market value associated with a preferred stock investment which meets the definition of a debt security under the provisions of SFAS No. 115. In accordance with SFAS No. 115, the Company classified the investment as a trading security and consequently reports the investment at fair value, with unrealized gains and losses recorded in other income (expense) in the consolidated statements of operations. Accordingly, the investment was reduced by a $342 unrealized loss, during the quarter ended June 30, 2003.

Benefit for Income Taxes

The Company did not record an income tax benefit for the three months ended June 30, 2003 or 2002 due to the uncertainty of its realization, except as described below for the three months ended June 30, 2002.

The income tax expense of $3 for the quarter ended June 30, 2003 were minimal state tax payments.

The Company recognized a tax benefit of $96 for the quarter ended June 30, 2002, which represented a true-up of the estimated tax benefit recognized in the quarter ended March 31, 2002. The benefit was based on the carryback claim actually filed in the quarter ended June 30, 2002.

CONSOLIDATED RESULTS OF OPERATIONS

(In Thousands)

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Revenues

Revenues decreased $4,859 or 48%, to $5,316 in the six months ended June 30, 2003 from $10,175 in the six months ended June 30, 2002. The decrease was due to a general reduction in demand for the Company’s services due to softening in the IT services market coupled with the Company’s shift away from general IT consulting services towards offering mobile workforce management solutions and its associated ramp-up time. During the six months ended June 30, 2002 and June 30, 2003, two of our clients individually accounted for more than 10% of our revenues, respectively.

Gross Profit

Gross profit decreased $1,918, or 53%, to $1,751 in the six months ended June 30, 2003 from $3,732 in the six months ended June 30, 2002. The decrease was due to lower revenues following a general reduction in demand for the Company’s services due to softening in the IT services market coupled with the Company’s shift away from general IT consulting services towards offering mobile workforce management solutions and its associated ramp-up time. The gross profit margin decreased to 33% from 37%, due to a lower level of utilization of billable resources.

Research and Development Costs

Research and development costs were $493 for the six months ended June 30, 2003 compared to $818 for the six months ended June 30, 2002. The Company has a dedicated team of people solely focused on research and development activities associated with mobile workforce management and Web services solutions. The higher spending during the six months ended June 30, 2002 was due to research and development costs incurred for the development of a software solution for a business partner.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $1,980, or 21%, to $7,641 in the six months ended June 30, 2003 from $9,621 in the six months ended June 30, 2002. The decrease was primarily due to reductions in operating staff and operating locations in order to streamline operations in line with revenues offset by legal, consulting and travel costs associated with due diligence procedures in connection with a potential acquisition, implementation costs associated a new accounting and project reporting system, design costs associated with a changes to the Company’s Web site, costs of publishing new collateral materials, and duplicate salary costs during a transition and move of the Company’s accounting operations to its headquarter’s location.

Other Income (Expense)

Other income (expense) primarily consists of interest income, interest expense, loss on an investment in an alliance partner accounted for under the equity method of accounting and the change in market value associated with an investment in a marketable security. Interest income net of interest expense was $28 for the six months ended June 30, 2003 compared to $90 for the six months ended June 30, 2002. The decrease in net interest income was due primarily to a lower cash balance on hand during the three months ended June 30, 2003. Other expense for the six months ended June 30, 2003 was $1,496 principally from the change in market value associated with a preferred stock investment which meets the definition of a debt security under the provisions of SFAS No. 115. In accordance with SFAS No. 115, the Company classified the investment as a trading security and consequently reports the investment at fair value, with unrealized gains and losses recorded in other income (expense) in the consolidated statements of operations. Accordingly, the investment was reduced by a $1,234 unrealized loss, during the six months ended June 30, 2003.

Benefit for Income Taxes

The Company did not record an income tax benefit for the six months ended June 30, 2003 or 2002 due to the uncertainty of its realization, except as described below for the six months ended March 31, 2002.

The income tax expense of $7 for the six months ended June 30, 2003 were minimal state tax payments.

The tax benefit of $7,496 for the six months ended June 30, 2002 was the result of the Job Creation and Worker Assistance Act of 2002, approved by Congress on March 9, 2002, allowing net operating losses for the Company’s fiscal tax year ending March 31, 2002 to be carried back five years. In accordance with SFAS No. 109, the effect of this change in tax law was reflected in the March 31, 2002 financial statements as changes in tax law must be reflected in the period of enactment.

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

Cash used by operating activities was $6,869 for the six months ended June 30, 2003 compared to cash provided by operating activities of $1,436 for the six months ended June 30, 2002. In 2003 the reductions in accounts payable and deferred revenue offset by the add back of non-cash depreciation, equity loss on investment in alliance partner, compensation expense on changes in terms of stock options, provision for doubtful accounts and change in market value associated with an investment in a marketable security together with reductions in accounts receivable, other current assets and income taxes were the primary uses of cash. In 2002 the add back of equity loss on investment in alliance partner and provision for doubtful accounts and reductions in accounts receivable offset by income taxes, accounts payable and deferred revenue were the primary sources of cash. The primary sources of liquidity for the Company going forward are the collection of its accounts receivable and the cash balances at June 30, 2003. Total receivables were 54 and 75 days of quarterly revenue at June 30, 2003 and December 31, 2002, respectively. At December 31, 2002 and June 30, 2003, four clients and two clients, accounted for more than 10% of accounts receivable, respectively. Subsequent to June 30, 2003, as part of the Company’s efforts to streamline its operations commensurate with its revenue base, the Company identified opportunities to reduce its cost structure, which included a re-organization of senior and executive management. As a result, the Company anticipates that it will pay approximately $1,750 of contractual severance costs. One of the executive officers will use a portion of his contractual severance benefits to repay approximately $500 of outstanding loans to the Company.

Cash provided by investing activities was $325 for the six months ended June 30, 2003 compared to $226 for the six months ended June 30, 2002. In 2003, the Company received $270 from Bluebook as payment for services provided by the Company for which the Company has not recorded revenue and $240 of payments received on a note from the acquirer of a discontinued operation offset by $185 for the purchase of property and equipment, principally for continuous upgrades to computer software and equipment. In 2002, the Company received $310 of payments received on a note from the acquirer of a discontinued operation offset by $84 for the purchase of property and equipment, principally for continuous upgrades to computer software and equipment.

During the six months ended June 30, 2003, the Company used cash to reduce current liabilities accrued at December 31, 2002 by $1,439. The reduction in current liabilities during the six months ended June 30, 2003 included the payment of some costs incurred in quarters prior to December 31, 2002 which were not repeated in the six months ended June 30, 2003. The Company does not expect a significant portion of these costs to recur in the next year. Management of the Company believes that the remaining cash on hand will provide adequate cash to fund its anticipated cash working capital needs at least through June 30, 2004.

The following table reflects our contractual cash obligations, excluding interest, due over the indicated periods.

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Contractual Cash Obligations:
Obligations due sellers of an acquired business	$319	$319	$—	$—	$—
Operating leases	$3,365	$1,261	$2,104	$—	$—
Total contractual obligation	$3,684	$1,580	$2,104	$—	$—

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company’s quarter beginning July 1, 2003. For financial instruments created before the issuance date of this Statement and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this statement. The Company believes the adoption of SFAS No. 150 will not have a material impact on its consolidated financial position or results of operations.

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

Item 4.    Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)    Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.      Legal Proceedings

We are, from time to time, a party to litigation arising in the normal course of our business. We are not presently subject to any material litigation.

Item 2.      Changes in Securities and Use of Proceeds

None

Item 3.      Defaults upon Senior Securities

None

Item 4.      Submission of Matters to a Vote of Security Holders

None

Item 5.      Other Information

Not applicable

Item 6.      Exhibits and Reports on Form 8-K

(a)    Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer. Section 1350.

32.2	Certification pursuant to 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer. Section 1350.

(b)    Reports on Form 8-K

    None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COTELLIGENT, INC.

Date: August 14, 2003	/s/ Curtis J. Parker
Curtis J. Parker
Executive Vice President,
Chief Financial Officer and Treasurer