Form 10-Q
period 2003-09-30
COTELLIGENT INC
filed 2003-11-14
CIK 1004963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2003

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

Yes ☒ No ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

At November 12, 2003 there were 14,257,013 shares of common stock outstanding.

COTELLIGENT, INC.

INDEX

Part I – Financial Information

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$7,444	$17,683
Refundable income taxes	85	197
Accounts receivable, including unbilled accounts of $307 and $354 and net of allowance for doubtful accounts of $91 and $124, respectively	1,640	2,399
Notes receivable from officers and stockholder, net of valuation allowance of $1,616 and $1,703, respectively	—	—
Current portion of note receivable from acquirer of discontinued operation	480	480
Prepaid expenses and other current assets	505	526

Total current assets	10,154	21,285
Property and equipment, net	508	451
Note receivable from acquirer of discontinued operation	743	1,103
Investment in marketable security	72	1,543
Equity investment in alliance partner	—	335
Other assets	247	316

Total assets	$11,724	$25,033

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$284	$1,353
Accrued compensation and related payroll liabilities	767	1,435
Restructuring liabilities	1,269	117
Deferred revenue	746	247
Other accrued liabilities	1,382	2,229

Total current liabilities	4,448	5,381
Restructuring liabilities, net of current portion	700	805
Other long-term liabilities	69	24
Income taxes payable	2,618	2,618

Total liabilities	7,835	8,828

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred Stock, $0.01 par value; 500,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $0.01 par value; 100,000,000 shares authorized, 15,713,455 and 15,390,954 shares issued, respectively	157	154
Additional paid-in capital	83,439	86,374
Notes receivable from stockholders	(2,892)	(5,940)
Accumulated deficit	(76,315)	(63,883)
Treasury stock	(500)	(500)

Total stockholders’ equity	3,889	16,205

Total liabilities and stockholders’ equity	$11,724	$25,033

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002 (Restated-see Note 2)	2003	2002 (Restated-see Note 2)
Revenues	$2,259	$3,824	$7,575	$13,999
Cost of services	1,558	2,175	5,123	8,618

Gross profit	701	1,649	2,452	5,381
Research and development costs	76	530	569	1,348
Restructuring charge	1,865	—	1,865	—
Selling, general and administrative expenses	3,341	5,178	10,982	14,799

Operating loss	(4,581)	(4,059)	(10,964)	(10,766)
Other income (expense):
Interest expense	(8)	(22)	(36)	(93)
Interest income	36	75	92	236
Other income (expense)	12	(465)	(1,484)	(752)

Total other income (expense)	40	(412)	(1,428)	(609)

Loss from continuing operations before income taxes	(4,541)	(4,471)	(12,392)	(11,375)
Income tax expense (benefit)	33	—	40	(7,496)

Loss from continuing operations	(4,574)	(4,471)	(12,432)	(3,879)
Gain on sale of discontinued operations, net of income tax expense of zero for all periods	—	379	—	461

Net loss	$(4,574)	$(4,092)	$(12,432)	$(3,418)

Earnings (loss) per share:
Basic and diluted—
Loss from continuing operations	$(0.34)	$(0.34)	$(0.94)	$(0.29)
Income from discontinued operations	—	0.03	—	0.03

Net loss	$(0.34)	$(0.31)	$(0.94)	$(0.26)

Weighted average number of shares outstanding
Basic and diluted	13,432,013	13,209,512	13,287,890	13,205,882

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Loss from continuing operations	$(12,432)	$(3,879)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Equity loss from investment in alliance partner	335	427
Unrealized loss on investment in marketable security	1,201	326
Depreciation	127	10
Loss on sale of asset	—	5
Compensation expense on change in terms of stock options	54	—
Provision for doubtful accounts	(33)	74
Deferred taxes, net	—	(7,496)
Changes in current assets and liabilities:
Accounts receivable	792	3,535
Prepaid expenses and other current assets	21	157
Other assets	69	50
Income taxes, net	112	14,305
Accounts payable and accrued liabilities	(1,492)	(2,065)
Deferred revenue	499	(667)

Cash provided by (used in) operating activities	(10,747)	4,782

Cash flows from investing activities:
Payments received on note from acquirer of discontinued operations	360	535
Purchases of property and equipment	(184)	(280)
Investment in marketable security	—	(1,500)
Dividend received on marketable security	270	—

Cash provided by (used in) investing activities	446	(1,245)

Cash flows from financing activities:
Proceeds from stock option exercises	62	4

Cash provided by financing activities	62	4
Cash flows provided by discontinued operations	—	612

Net increase (decrease) in cash	(10,239)	4,153
Cash at beginning of period	17,683	18,778

Cash at end of period	$7,444	$22,931

Supplemental disclosures of cash flow information:
Interest paid	$36	$71
Income taxes paid (refunded)	$7	$(14,305)
Accounts receivable exchanged for preferred stock	$—	$1,739
Officer compensation used to pay note receivable	$87	$—
Partial forgiveness of nonrecourse notes related to leveraged stock purchase plan	$3,048	$—

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

The Company has suffered significant operating losses as well as negative operating cash flows over the past several years as it works through its repositioning in the market, and continues to be subject to certain risks common to companies in this industry. These uncertainties include the availability of financing, the retention of and dependence on key individuals, the effects of intense competition, the ability to develop and successfully market new product and service offerings, and the ability to streamline operations and increase revenues. There can be no assurance the Company will be profitable in the future.

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

Adoption of New Accounting Pronouncements

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, on January 1, 2003. SFAS No. 146 revises the accounting for specified employee and contract terminations that are part of restructuring activities and allows recognition of a liability for the cost associated with an exit or disposal activity only when the liability is incurred and can be measured at fair value. This statement applies on a prospective basis to exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

The Company adopted the interim disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, during the quarter ended March 31, 2003. Related interim disclosures are included herein.

Stock-Based Compensation

The Company measures compensation expense for its employee stock-based compensation awards using the intrinsic value method and provides pro forma disclosures of net income (loss) and earnings (loss) per share as if a fair value method had been applied. Therefore, compensation cost for employee stock awards is measured as the excess, if any, of the fair value of our common stock at the grant date or re-measurement date over the amount an employee must pay to acquire the stock and is amortized over the related service periods using the straight-line method. Compensation expense previously recorded for unvested employee stock-based compensation awards that are forfeited upon employee termination is reversed in the period of forfeiture.

The Company stock option awards are treated as fixed awards because the number of shares that an individual employee is entitled to receive, and the option price, if any, are known at the grant date. However, awards under the Company’s leveraged stock purchase plan (LSPP), where the Company issues shares in exchange for a note considered nonrecourse for accounting purposes, are treated as variable awards because the Company cannot determine the ultimate purchase price of the shares at the issuance date. For variable awards, the Company estimates total compensation cost for each period from the issuance date to the final measurement date based on the quoted market price of the Company’s stock at the end of each period. No compensation expense has been reported during the periods presented for LSPP awards.

The LSPP awards result in outstanding common shares that are reflected on the face of the accompanying condensed consolidated balance sheet but are equivalent to stock options for purposes of calculating the Company’s loss per share (see Note 2).

The following table compares net loss and loss per share as reported to the pro forma amounts that would be reported had compensation expense been recognized for our stock-based compensation plans in accordance with the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002 (Restated-see note 2)	2003	2002 (Restated-see note 2)
Net loss, as reported	$(4,574)	$(4,092)	$(12,432)	$(3,418)
Add: Stock-based employee compensation expense included in reported net loss net of related tax expense	—	—	54	—
Deduct: Total stock-based compensation expense determined under fair value based method for awards net of related tax expense	(16)	(95)	(12)	(283)

Pro forma net loss	$(4,590)	$(4,187)	$(12,390)	$(3,701)

Loss per share, as reported:
Basic and diluted	$(0.34)	$(0.31)	$(0.94)	$(0.26)

Pro forma loss per share:
Basic and diluted	$(0.34)	$(0.32)	$(0.93)	$(0.28)

Note 2—Restatement of Loss per Share

Loss per share (EPS) in our previously issued condensed consolidated statements of operations for the three and nine months ended September 30, 2002 has been restated to exclude shares issued in connection with our LSPP, which were previously included in the basic and diluted weighted average number of shares outstanding for those periods. We have also excluded the LSPP shares previously included in our weighted average share computation for the first two quarters of fiscal 2003 from our computation of weighted average shares for the nine months ended September 30, 2003. This computational error did not impact loss from continuing operations or net loss for those periods.

Under the LSPP, certain employees were able to purchase shares of the Company’s common stock through the execution of notes payable to the Company that are considered nonrecourse for accounting purposes. In accordance with SFAS No. 128, “Earnings per Share”, the LSPP shares, combined with the LSPP notes, are considered equivalent to stock options for purposes of computing EPS and should be reflected in diluted EPS, when dilutive, using the treasury stock method.

The following tables present the changes that have been made to EPS in the condensed consolidated statements of operations for the three and nine months ended September 30, 2002 as a result of the restatement.

	As Previously Reported	Restated
	For the Three Months Ended September 30, 2002
Earnings per share:
Basic and diluted—
Loss from continuing operations	$(0.30)	$(0.34)
Income from discontinued operations	0.03	0.03

Net loss	$(0.27)	$(0.31)

Weighted average number of shares outstanding
Basic and diluted	14,901,354	13,209,512

	As Previously Reported	Restated
	For the Nine Months Ended September 30, 2002
Earnings per share:
Basic and diluted—
Loss from continuing operations	$(0.26)	$(0.29)
Income from discontinued operations	0.03	0.03

Net loss	$(0.23)	$(0.26)

Weighted average number of shares outstanding
Basic and diluted	14,897,724	13,205,882

The computational error described above was also made during the years ended December 31, 2002 and 2001, and the nine months ended December 31, 2000. The Company will amend its Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 31, 2003, to correct EPS.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

Note 3—Changes in Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Notes Receivable From Stockholders		Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Accum. Deficit	Shares	Amount
Balance at December 31, 2002	15,390,954	$154	$86,374	$(5,940)	$(63,883)	644,600	$(500)	$16,205
Issuance of Stock	322,501	3	59	—	—	—	—	62
Change in terms of stock options granted	—	—	54	—	—	—	—	54
Revaluation of notes receivable from stockholders	—	—	(3,048)	3,048	—	—	—	—
Net loss	—	—	—	—	(12,432)	—	—	(12,432)

Balance at September 30, 2003	15,713,455	$157	$83,439	$(2,892)	$(76,315)	644,600	$(500)	$3,889

Note 4 – Investment in Marketable Security

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

The Series C stock meets the definition of a debt security under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” In accordance with SFAS No. 115, the Company classified the Series C stock as a trading security and consequently reports the investment at fair value, with unrealized gains and losses recognized in other income (expense) in the condensed consolidated statements of operations. Accordingly, the investment was reduced by $1,457 during the year ended December 31, 2002 and $1,201 during the nine months ended September 30, 2003 due to the decrease in fair value since the acquisition date.

During the nine months ended September 30, 2003, the Company provided software development services to Bluebook for which no revenue was recognized. Payments of $270 were received from Bluebook for the delivery of such services during the nine months ended September 30, 2003 which were applied against and further reduced the carrying value of the investment. Costs of $230 associated with software development services during the nine months ended September 30, 2003 were recognized as research and development expense.

Note 5 – Restructuring Program

In September 2001, as part of the Company’s efforts to streamline its operations commensurate with its revenue base, the Company identified opportunities to reduce its cost structure. Accordingly, the Company adopted an exit plan in accordance with EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges” which resulted in a restructuring charge of $2,436 during the year ended December 31, 2001. The September 2001 restructuring program included severance for approximately 145 management and operating staff ($1,034) as well as closure costs associated with a plan to consolidate or dispose of certain locations ($1,402). The September 2001 restructuring program did not meet the requirements of the aforementioned standards in order to accrue employee severance costs as of a commitment date. Therefore, severance costs, which did not provide a future benefit, were charged to operations when due and payable and have been fully paid as of September 30, 2003.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

In August 2003, as part of the Company’s efforts to streamline its operations commensurate with its revenue base, the Company identified opportunities to reduce its cost structure by reducing headcount. The Company terminated approximately 31 management and operating staff and recorded a restructuring charge related to the severance benefits provided to the terminated employees of $1,865. The Company paid all of the severance benefits prior to September 30, 2003, except for $1,125 of contractual severance benefits due a former officer of the Company. This amount is recorded in the current portion of restructuring liabilities at September 30, 2003 in the accompanying condensed consolidated balance sheet.

The following summarizes the activity and balances of the restructuring programs for the nine months ended September 30, 2003:

	September 2001	August 2003	Total
Balance, December 31, 2002	$922	$—	$922
Restructuring charge	—	1,865	1,865
Spending	(51)	(740)	(791)
Adjustments	(27)	—	(27)

Balance, September 30, 2003	$844	$1,125	$1,969

Note 6—Weighted Average Number of Shares Outstanding

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
		(Restated)		(Restated)
Basic weighted average number of shares outstanding	13,432,013	13,209,512	13,287,890	13,205,882
Effect of stock options issued to employees and directors	—	—	—	—

Diluted weighted average number of shares outstanding	13,432,013	13,209,512	13,287,890	13,205,882

Potentially dilutive stock options, after applying the treasury stock method, to purchase 790,451, 1,018,034, 2,059,122 and 2,340,938 shares of common stock were outstanding for the three and nine months ended September 30, 2003, and the three and nine months ended September 30, 2002, respectively, but were not included in EPS for those relevant periods because the Company reported a loss from continuing operations resulting in an antidilutive effect. Additionally, 1,636,842, 1,691,842, 1,636,842 and 1,691,842 LSPP shares, collateralized by LSPP notes, were excluded from diluted EPS for the three and nine months ended September 30, 2003 and 2002, respectively because they were antidilutive.

Note 7—Internal Revenue Service Audit

During the three months ended September 30, 2003, the Internal Revenue Service commenced an audit of the tax returns and related tax refund claims for the Company’s two fiscal tax years ended March 31, 2001 and 2002. Management does not expect the examination to have a material impact on the Company’s financial position or results of operations.

Note 8—Commitments and Contingencies

On August 29, 2003, the Company entered into a settlement agreement with Skiritai Capital LLC (“Skiritai Capital”), Russell Silvestri, James Glockner and Lyron Bentovim (the “Skiritai Group”) pursuant to which the Company agreed to dismiss its lawsuit against Skiritai Capital with prejudice. As part of the settlement agreement, the Company agreed to appoint a new independent director, reasonably satisfactory to the Skiritai Group, to its Board of Directors and to reimburse the Skiritai Group for certain of its out-of-pocket expenses in connection with the lawsuit. The reimbursement of $275,000 included in selling, general and administrative expenses was paid during the three months ended September 30, 2003.

The settlement agreement provides that the members of the Skiritai Group will abide by customary standstill provisions not to acquire additional securities of Cotelligent, engage in a proxy contest, attempt to serve on Cotelligent’s Board or influence the Company’s policies. Members of the Skiritai Group have also agreed to certain limitations on dispositions of shares of common stock owned by them. In addition, the members of the Skiritai Group have agreed to vote their shares of the Company’s common stock at any stockholder meeting or in connection with any action by written consent (i) in favor of the slate of nominees proposed by the Board and (ii) on other matters submitted to the stockholders of the Company, subject to certain exceptions, in accordance with the recommendation of the Board as to how shares of common stock should be voted.

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

CONSOLIDATED RESULTS OF OPERATIONS

(In Thousands)

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Revenues

Revenues decreased $1,565 or 41%, to $2,259 in the three months ended September 30, 2003 from $3,824 in the three months ended September 30, 2002. The decrease in revenues was attributable to a general reduction in demand for the Company’s services due to softening in the IT services market, during which time the Company has invested heavily in sales and marketing efforts. Although the sales and marketing efforts have resulted in increased interest from potential clients, the Company’s experience has been that businesses have not increased spending on IT services and continuously delay spending in anticipation of further evidence that an economic recovery is imminent. During the three months ended September 30, 2003, three of our clients accounted for approximately 52% of our revenue.

Gross Profit

Gross profit decreased $948, or 57%, to $701 in the three months ended September 30, 2003 from $1,649 in the three moths ended September 30, 2002. The decrease in gross profit was attributable to a general reduction in demand for the Company’s services due to softening in the IT services market, during which time the Company has invested heavily in sales and marketing efforts. Although the sales and marketing efforts have resulted in increased interest from potential clients, the Company’s experience has been that businesses have not increased spending on IT services and continuously delay spending in anticipation of further evidence that an economic recovery is imminent. The gross profit margin decreased to 31% from 43%, due to a lower level of utilization of billable resources.

Research and Development Costs

Research and development costs were $76 for the three months ended September 30, 2003 compared to $530 for the three months ended September 30, 2002. The Company has a dedicated team of people solely focused on research and development activities associated with mobile workforce management and Web services solutions. The higher spending during the three months ended September 30, 2002 was due to research and development costs incurred for the development of a software solution for a business partner.

Restructuring Charge

In August 2003, as part of the Company’s efforts to streamline its operations commensurate with its revenue base, the Company identified opportunities to reduce its cost structure by reducing headcount. The Company terminated approximately 31 management and operating staff and recorded a restructuring charge related to the severance benefits provided to the terminated employees of $1,865. The Company paid all of the severance benefits prior to September 30, 2003, except for $1,125 of contractual severance benefits due a former officer of the Company. This amount is recorded in the current portion of restructuring liabilities at September 30, 2003 in the accompanying condensed consolidated balance sheet.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $1,837, or 35%, to $3,341 in the three months ended September 30, 2003 from $5,178 in the three months September 30, 2002. The decrease was primarily due to reductions in operating staff and operating locations in order to streamline operations in line with revenues and cash received for accounts receivable previously written off offset by the cost of a settlement with a dissident stockholder, and legal and consulting costs associated with due diligence procedures in connection with potential acquisitions.

Other Income (Expense)

Other income (expense) primarily consists of interest income, interest expense, loss on an investment in an alliance partner accounted for under the equity method of accounting and the change in market value associated with an investment in a marketable security. Interest income net of interest expense was $28 for the three months ended September 30, 2003 compared to $53 for the three months ended September 30, 2002. The decrease in net interest income was due to a lower balance of cash and cash equivalents during the three months ended September 30, 2003. Other income for the three months ended September 30, 2003 was $12 compared to other expense of $465 for the three months ended September 30, 2002. Other expense for the three months ended September 30, 2002 was principally from the change in market value associated with an investment in a marketable security which resulted in a $326 unrealized loss.

CONSOLIDATED RESULTS OF OPERATIONS

(In Thousands)

Income Taxes

The Company did not record an income tax benefit for the three months ended September 30, 2003 or 2002 due to the uncertainty of its realization. The income tax expense of $33 for the quarter ended September 30, 2003 resulted from state tax payments.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Revenues

Revenues decreased $6,424 or 46%, to $7,575 in the nine months ended September 30, 2003 from $13,999 in the nine months ended September 30, 2002. The decrease in revenues was attributable to a general reduction in demand for the Company’s services due to softening in the IT services market, during which time the Company has invested heavily in sales and marketing efforts. Although the sales and marketing efforts have resulted in increased interest from potential clients, the Company’s experience has been that businesses have not increased spending on IT services and continuously delay spending in anticipation of further evidence that an economic recovery is imminent. During the nine months ended September 30, 2003, two of our clients accounted for approximately 40% of our revenue.

Gross Profit

Gross profit decreased $2,929, or 54%, to $2,452 in the nine months ended September 30, 2003 from $5,381 in the nine months ended September 30, 2002. The decrease in gross profit was attributable to a general reduction in demand for the Company’s services due to softening in the IT services market, during which time the Company invested heavily in sales and marketing efforts. Although the sales and marketing efforts have resulted in increased interest from potential clients, the Company’s experience has been that business have not increased spending on IT services and continuously delay spending in anticipation of further evidence that an economic recovery is imminent. The gross profit margin decreased to 32% from 38%, due to a lower level of utilization of billable resources.

Research and Development Costs

Research and development costs were $569 for the nine months ended September 30, 2003 compared to $1,348 for the nine months ended September 30, 2002. The Company has a dedicated team of people solely focused on research and development activities associated with mobile workforce management and Web services solutions. The higher spending during the nine months ended September 30, 2002 was due to research and development costs incurred for the development of a software solution for a business partner.

Restructuring Charge

In August 2003, as part of the Company’s efforts to streamline its operations commensurate with its revenue base, the Company identified opportunities to reduce its cost structure by reducing headcount. The Company terminated approximately 31 management and operating staff and recorded a restructuring charge related to the severance benefits provided to the terminated employees of $1,865. The Company paid all of the severance benefits prior to September 30, 2003, except for the $1,125 of contractual severance benefits due a former officer of the Company. This amount is recorded in the current portion of restructuring liabilities at September 30, 2003 in the accompanying condensed consolidated balance sheet.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $3,817, or 26%, to $10,982 in the nine months ended September 30, 2003 from $14,799 in the nine months ended September 30, 2002. The decrease was primarily due to reductions in operating staff and operating locations in order to streamline operations in line with revenues and cash received for accounts receivable previously written off offset by legal, consulting and travel costs associated with due diligence procedures in connection with potential acquisitions, implementation costs associated with a new accounting and project reporting system, design costs associated with a changes to the Company’s Web site, costs of publishing new collateral materials, cost of a settlement with a dissident stockholder and duplicate salary costs during a transition and move of the Company’s accounting operations to its headquarter’s location.

Other Income (Expense)

Other income (expense) primarily consists of interest income, interest expense, loss on an investment in an alliance partner accounted for under the equity method of accounting and the change in market value associated with an investment in a marketable security. Interest income net of interest expense was $56 for the nine months ended September 30, 2003 compared to $143 for the nine months ended September 30, 2002. The decrease in net interest income was due to a lower balance of cash and cash equivalents during the three months ended September 30, 2003. Other expense for the nine months ended September 30, 2003 was $1,484, principally from the change in market value associated with an investment in a marketable security which resulted in a $1,201 unrealized loss. Other expense for the nine months ended September 30, 2002 was $752, principally consisting of an unrealized loss of $326 resulting from the change in market value associated with the same preferred stock investment and an equity loss from the investment in alliance partner.

Benefit for Income Taxes

The Company did not record an income tax benefit for the nine months ended September 30, 2003 or 2002 due to the uncertainty of its realization, except as described below for the nine months ended September 30, 2002.

The income tax expense of $40 for the nine months ended September 30, 2003 resulted from state tax payments.

The tax benefit of $7,496 for the nine months ended September 30, 2002 was the result of the Job Creation and Worker Assistance Act of 2002, approved by Congress on March 9, 2002, allowing net operating losses for the Company’s fiscal tax year ending March 31, 2002 to be carried back five years. In accordance with SFAS No. 109, the effect of this change in tax law was reflected in the March 31, 2002 financial statements as changes in tax law must be reflected in the period of enactment.

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

Cash used in operating activities was $10,747 for the nine months ended September 30, 2003 compared to cash provided by operating activities of $4,782 for the nine months ended September 30, 2002. In 2003 the loss from operations, less the non-cash charges for the equity loss from an investment in an alliance partner and the unrealized loss on the investment in marketable security, together with the payment of accounts payable and accrued liabilities from December 31, 2002 were the primary uses of cash. In 2002 the collection of trade accounts receivable and the receipt of income tax refunds were the primary sources of cash. The primary sources of liquidity for the Company going forward are the collection of its accounts receivable and the cash balances at September 30, 2003. Total receivables were 71 and 75 days of quarterly revenue at September 30, 2003 and December 31, 2002, respectively. At September 30, 2003, four of our clients accounted for approximately 55 % of our accounts receivable.

Cash provided by investing activities was $446 for the nine months ended September 30, 2003 compared to cash used in investing activities of $1,245 for the nine months ended September 30, 2002. In 2003, the Company received $270 from Bluebook as payment for services provided by the Company for which the Company has not recognized revenue and $360 of payments received on a note from the acquirer of a discontinued operation offset by $184 for the purchase of property and equipment, principally for continuous upgrades to computer software and equipment. In 2002, the Company received $535 of payments received on a note from the acquirer of a discontinued operation offset by $280 for the purchase of property and equipment, principally for continuous upgrades to computer software and equipment and $1,500 for an investment in a marketable security.

During the nine months ended September 30, 2003, the Company used cash to reduce current liabilities accrued at December 31, 2002 by $933. The reduction in current liabilities during the nine months ended September 30, 2003 included the payment of some costs incurred in quarters prior to December 31, 2002 which were not repeated in the nine months ended September 30, 2003. The Company does not expect a significant portion of these costs to recur in the next year. In addition, the Company recorded a restructuring charge in August 2003 for the termination of a number of highly compensated staff, which is expected to reduce future selling, general and administrative expenses. Management of the Company believes that the remaining cash on hand will provide adequate cash to fund its anticipated cash working capital needs at least through September 30, 2004.

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

Restructuring Liabilities

We account for restructuring activities in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 revises the accounting for specified employee and contract terminations that are part of restructuring activities and allows recognition of a liability for the cost associated with an exit or disposal activity only when the liability is incurred and can be measured at fair value.

Prior to the adoption of SFAS No. 146, the Company accounted for restructuring activities in accordance with EITF 94-3 and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges”.

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

New Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 00-21, “Revenue Arrangements with Multiple Deliverables”. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on the Company’s financial position, results of operations, or liquidity.

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

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Company solicited proxies for an annual meeting of stockholders held on July 10, 2003 at which one director was to be elected. The Board of Directors nominated James R. Lavelle to serve as a director for a term expiring at the 2006 annual meeting of stockholders. The terms of directors Anthony M. Frank and Debra J. Richardson continued after the annual meeting. G&G Holdings, LLC, a stockholder of the Company, solicited proxies in opposition to the Board’s nominee for the purpose of electing its nominee, Richard W. Green, as director.

On July 27,2003, the independent inspector of elections certified the final results of the voting at Cotelligent’s annual meeting held on July 10, 2003. Stockholders elected James. R. Lavelle. The final results were as follows:

1. Election of one director to serve for a three-year term expiring at the annual meeting in 2006.

For
James. R. Lavelle	5,224,946
Richard M. Green	0
Authority Withheld	539,392

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

10.1	Agreement of Compromise and Settlement, dated as of August 29, 2003, among Cotelligent, Inc., on the one hand, and Skiritai Capital LLC, Russell Silvestri, James Glockner and Lyron Bentovim, on the other hand (Exhibit 99.2 of the Company’s Current Report on Form 8-K (File No. 0-27412), filed with the Securities and Exchange Commission on September 4, 2003, is hereby incorporated by reference)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer. Section 1350.

32.2	Certification pursuant to 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer. Section 1350.

(b)    Reports on Form 8-K

Current report on From 8-K, dated July 2, 2003, filed in connection with the Company’s announcement of its plans to ask it Board of Directors to establish a nominating committee consisting solely of independent directors.

Current report on Form 8-K, dated July 2, 2003, filed in connection with the Company’s press release announcing that it had signed a non-binding letter of intent to acquire a Field Force Automation software company.

Current report on Form 8-K, dated August 13, 2003, filed in connection with the Company’s press release announcing the severance of three executives of the Company.

Current report on Form 8-K, dated August 29, 2003, filed in connection with the Company’s announcement that it had agreed to dismiss its lawsuit against Skiritai Capital LLC with prejudice.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COTELLIGENT, INC.

Date: November 14, 2003	/s/ Curtis J. Parker

Curtis J. Parker Executive Vice President, Chief Financial Officer and Treasurer