Form 10-K/A
period 2002-12-31
COTELLIGENT INC
filed 2003-11-26
CIK 1004963

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

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

                       DOCUMENTS INCORPORATED BY REFERENCE

None

================================================================================

                                Explanatory Note

On March 31, 2003, Cotelligent, Inc. ("the Company") filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

On April 30, 2003, the Company filed Amendment No. 1 to the Annual Report on From 10-K for the fiscal year ended December 31, 2002 to include information related to Items 10, 11, 12 and 13, expected to be incorporated by reference in the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders.

On May 14, 2003, the Company filed Amendment No. 2 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2002 to amend and restate information contained in Item 12.

This Amendment No. 3 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002 is being filed in order to:

     . Restate Item 6 for the presentation of earnings (loss) per share for the years ended December 31, 2002, 2001, 2000, the nine months ended December 31, 2000 and the year ended March 31, 2000.

     . Restate the presentation of earnings (loss) per share included in the consolidated financial statements and related disclosures for the years ended December 31, 2002 and 2001, and the nine months ended December 31, 2000, as more fully described in Note 2 to our consolidated financial statements included in Item 8 (Financial Statements and Supplementary Data).

The remaining disclosures contained within this Amendment consist of all other disclosures originally contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 in the form filed with the Securities and Exchange Commission ("SEC") on March 31, 2003, as amended by Amendment No. 1 and Amendment No. 2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002 as filed with the SEC on April 30, 2003 and May 14, 2003, respectively. These other disclosures as originally included in the Company's Annual Report on Form 10-K and Amendment No. 1 and Amendment No. 2 to the Company's Annual Report on Form 10-K are not amended hereby, but are included for the convenience of the reader. In order to preserve the nature and character of the disclosures set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as originally filed, except as expressly noted herein, this report speaks as of the date of the original filing, and we have not updated the disclosures in this report to speak as of a later date. While this report primarily relates to the historical periods covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing. All information contained in this Amendment No. 3 is subject to updating and supplementing as provided in our reports filed with the Securities and Exchange Commission subsequent to the date of the original filing of the Annual Report on Form 10-K.

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

As discussed in Item 8 of this Annual Report on Form 10-K/A and in Note 2 of our consolidated financial statements, we have restated the presentation of earnings
(loss) per share in our previously audited consolidated financial statements for the years ended December 31, 2002 and 2001, and the nine months ended December 31, 2000. The computational error that caused this restatement also occurred during the year ended March 31, 2000. Therefore, the selected consolidated financial data below has been restated for all periods, except the year ended March 31, 1999. The following selected financial data should be read in conjunction with the financial statements, related notes and other financial information of the Company included elsewhere herein. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

                             SELECTED FINANCIAL DATA
                        (In thousands, except share data)

                                                     YEAR ENDED                 YEAR ENDED
                                                     DECEMBER 31,               DECEMBER 31,
                                                    -------------    ------------------------------
STATEMENT OF OPERATIONS DATA (1)(2):                     2002            2001             2000
                                                    -------------    -------------    -------------
                                                                                      (Unaudited)
                                                      Restated         Restated         Restated
Revenues.........................................   $      16,956    $      46,843    $      96,689
Cost of services.................................          10,507           33,372           66,843
                                                    -------------    -------------    -------------
  Gross profit...................................           6,449           13,471           29,846
Research and development costs...................           1,887              862                -
Selling, general and administrative expenses.....          19,279           32,332           53,577

Impairment of long-lived assets..................               -            4,562           42,450
Restructuring charge.............................             691            2,436            1,620
Non-recurring transaction costs..................               -                -                -
                                                    -------------    -------------    -------------
Operating income (loss)..........................         (15,408)         (26,721)         (67,801)
Other income (expense)...........................          (1,784)             (73)          (2,642)
                                                    -------------    -------------    -------------
Income (loss) before provision for income taxes..         (17,192)         (26,794)         (70,443)
Benefit (provision) for income taxes.............           7,493            3,455            9,447
                                                    -------------    -------------    -------------
Income (loss) from continuing operations.........          (9,699)         (23,339)         (60,996)
                                                    -------------    -------------    -------------
Operating income (loss) from discontinued
 operations, net of income taxes of $ -, $ -,
 $1,208, $ -, $5,379, $7,951.....................               -                -            2,244
Gain (loss) on sale of discontinued operations,
 net of income taxes of $ -, $ -, $12,744,
 $12,744.........................................             976             (190)          19,541
                                                    -------------    -------------    -------------
Income (loss) from discontinued operations.......             976             (190)          21,785
                                                    -------------    -------------    -------------
Net income (loss)................................   $      (8,723)   $     (23,529)   $     (39,211)
                                                    =============    =============    =============
Earnings per share
Basic -
Income (loss) from continuing operations.........   $       (0.73)   $       (1.75)   $       (4.51)
Income (loss) from discontinued operations.......            0.07            (0.01)            1.61
                                                    -------------    -------------    -------------
Net income (loss)................................   $       (0.66)   $       (1.76)   $       (2.90)
                                                    =============    =============    =============
Diluted -
Income (loss) from continuing operations ........   $       (0.73)   $       (1.75)   $       (4.51)
Income (loss) from discontinued operations ......            0.07            (0.01)            1.61
                                                    -------------    -------------    -------------
Net income (loss) ...............................   $       (0.66)   $       (1.76)   $       (2.90)
                                                    =============    =============    =============

Weighted average number of shares outstanding
Basic ...........................................      13,201,532       13,379,320       13,503,675
Diluted .........................................      13,201,532       13,379,320       13,503,675

                                                      NINE MONTHS
                                                        ENDED                 YEAR ENDED
                                                     DECEMBER 31,              MARCH 31,
                                                    -------------    ------------------------------
Statement of Operations Data (1)(2):                    2000              2000             1999
                                                    -------------    -------------    -------------
                                                      Restated         Restated
Revenues ........................................   $      68,444    $     109,164    $      90,119
Cost of services ................................          47,161           73,595           57,110
                                                    -------------    -------------    -------------
  Gross profit ..................................          21,283           35,569           33,009
Research and development costs ..................               -                -                -
Selling, general and administrative
 expenses .......................................          41,238           45,126
                                                                                             27,479
Impairment of long-lived assets .................          42,450                -                -
Restructuring charge ............................           1,620                -                -
Non-recurring transaction costs .................               -                -                -
                                                    -------------    -------------    -------------
Operating income (loss) .........................         (64,025)          (9,557)           5,530
Other income (expense) ..........................          (1,360)          (3,756)             128
                                                    -------------    -------------    -------------
Income (loss) before provision for income
 taxes ..........................................         (65,385)         (13,313)           5,658

Benefit (provision) for income taxes ............           7,677            4,660           (2,268)
                                                    -------------    -------------    -------------
Income (loss) from continuing operations.........         (57,708)          (8,653)           3,390
                                                    -------------    -------------    -------------
Operating income (loss) from
 discontinued operations, net of
 income taxes of $ -, $ -, $1,208,
 $ -, $5,379, $7,951 ............................               -           (9,990)          11,926
Gain (loss) on sale of discontinued
 operations, net of income
 taxes of $ -, $ -, $12,744, $12,744 ............          19,541                -                -
                                                    -------------    -------------    -------------
Income (loss) from discontinued
 operations .....................................          19,541           (9,990)          11,926
                                                    -------------    -------------    -------------
Net income (loss) ...............................   $     (38,167)   $     (18,643)   $      15,316
                                                    =============    =============    =============
Earnings per share
Basic -
Income (loss) from continuing
 operations .....................................   $       (4.26)   $       (0.64)   $        0.24
Income (loss) from discontinued
 operations .....................................            1.44            (0.74)            0.85
                                                    -------------    -------------    -------------
Net income (loss) ...............................   $       (2.82)   $       (1.38)   $        1.09
                                                    =============    =============    =============
Diluted -
Income (loss) from continuing operations.........   $       (4.26)   $       (0.64)   $        0.24
Income (loss) from discontinued
 operations .....................................            1.44            (0.74)            0.84
                                                    -------------    -------------    -------------
Net income (loss) ...............................   $       (2.82)   $       (1.38)   $        1.08
                                                    =============    =============    =============

Weighted average number of shares
 outstanding
Basic ...........................................      13,537,927       13,536,775       14,078,068
Diluted .........................................      13,537,927       13,536,775       14,236,780

                                                       DECEMBER 31,                        MARCH 31,
                                              ------------------------------------   -----------------------
                                                  2002        2001        2000         2000          1999
                                              ----------   ----------   ----------   ----------   ----------
Balance Sheet Data:
   Working capital ......................     $   15,904   $   26,197   $   36,861   $   43,047   $   97,614
   Total assets .........................     $   25,033   $   36,080   $   65,805   $  159,527   $  158,374
   Long-term debt .......................     $        -   $        -   $        -   $       52   $   28,191
   Stockholders' equity .................     $   16,205   $   24,964   $   48,794   $   85,980   $  107,833

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

The Board of Directors and Stockholders
Cotelligent, Inc.:

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

As discussed in Note 2 to the accompanying consolidated financial statements, the Company has restated the presentation of earnings (loss) per share in the consolidated statements of operations for the years ended December 31, 2002 and 2001, and the nine months ended December 31, 2000.

                                                 /s/ KPMG LLP

Costa Mesa, California

March 26, 2003, except as to
Notes 2 and 17, which are as of
November 25, 2003

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

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)

                                                                 YEAR ENDED         YEAR ENDED       NINE MONTHS ENDED
                                                                 DECEMBER 31,       DECEMBER 31,         DECEMBER 31,
                                                                     2002              2001                  2000
                                                               ---------------    ---------------    -----------------
                                                                 (Restated)          (Restated)          (Restated)
Revenues ...................................................   $        16,956    $        46,843    $          68,444
Cost of services ...........................................            10,507             33,372               47,161
                                                               ---------------    ---------------    -----------------
     Gross profit ..........................................             6,449             13,471               21,283
Research and development costs .............................             1,887                862                    -
Selling, general and administrative expenses ...............            19,279             32,332               41,238
Impairment of long-lived assets ............................                 -              4,562               42,450
Restructuring charge .......................................               691              2,436                1,620
                                                               ---------------    ---------------    -----------------
Operating loss .............................................           (15,408)           (26,721)             (64,025)
Other income (expense):
   Interest expense ........................................              (112)              (119)              (2,237)
   Interest income .........................................               295                945                1,123
   Other ...................................................            (1,967)              (899)                (246)
                                                               ---------------    ---------------    -----------------
     Total other income (expense) ..........................            (1,784)               (73)              (1,360)
                                                               ---------------    ---------------    -----------------
Loss from continuing operations before income taxes ........           (17,192)           (26,794)             (65,385)
Benefit for income taxes ...................................             7,493              3,455                7,677
                                                               ---------------    ---------------    -----------------
Loss from continuing operations ............................            (9,699)           (23,339)             (57,708)
                                                               ---------------    ---------------    -----------------
   Gain (loss) on sale of discontinued operations, net
    of income taxes of $-, $-, and $12,744 .................               976               (190)              19,541
                                                               ---------------    ---------------    -----------------
   Income (loss) from discontinued operations ..............               976               (190)              19,541
                                                               ---------------    ---------------    -----------------
Net loss
 ...........................................................   $        (8,723)   $       (23,529)   $         (38,167)
                                                               ===============    ===============    =================
Earnings per share:
  Basic and diluted -
  Loss from continuing operations ..........................   $         (0.73)   $         (1.75)   $           (4.26)
  Income (loss) from discontinued operations ...............              0.07              (0.01)                1.44
                                                               ---------------    ---------------    -----------------
Net loss ...................................................   $         (0.66)   $         (1.76)   $           (2.82)
                                                               ===============    ===============    =================
Basic and diluted weighted average number of shares
 outstanding ...............................................        13,201,532         13,379,320           13,537,927
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

                                 NOTE 2-Restatement of Earnings (Loss) Per Share

Earnings (loss) per share (EPS) in our previously issued consolidated statements of operations for the years ended December 31, 2002 and 2001, and the nine months ended December 31, 2000 has been restated to exclude shares issued in connection with our Leveraged Stock Purchase Plan (LSPP), which were previously included in the basic and diluted weighted average number of shares outstanding for those periods. All EPS information in these consolidated financial statements has been restated for this computational error, which did not change loss from continuing operations or net loss for any periods.

Under the LSPP, certain employees were able to purchase shares of the Company's common stock through the execution of notes payable to the Company that are considered nonrecourse for accounting purposes. In accordance with SFAS No. 128, "Earnings Per Share", the LSPP shares, combined with the LSPP notes, are considered equivalent to stock options for purposes of computing EPS and should be reflected in diluted EPS, when dilutive, using the treasury stock method, but are excluded from the number of basic shares outstanding until the notes are settled (see "Stock-Based Computation" in NOTE 3). The LSPP shares were antidilutive in all periods presented in the accompanying consolidated statements of operations.

The following tables present the changes that have been made to EPS in the consolidated statements of operations for the years ended December 31, 2002 and 2001, and the nine months ended December 31, 2000.

                                               As Previously            As
                                                  Reported           Restated
                                                  --------           --------
                                                       For the Year Ended
                                                       December 31, 2002
Earnings (loss) per share:
  Basic and diluted -
    Loss from continuing operations ........  $           (0.65) $         (0.73)
    Income from discontinued operations ....               0.06             0.07
                                              -----------------  ---------------
      Net loss                                $           (0.59) $         (0.66)
                                              =================  ===============
  Weighted average shares:
    Basic and diluted                                14,879,511       13,201,532
                                              =================  ===============

                                              As Previously             As
                                                  Reported           Restated
                                                  --------           --------
                                                       For the Year Ended
                                                       December 31, 2001
Loss per share:
  Basic and diluted -
    Loss from continuing operations .......   $          (1.55)  $         (1.75)
    Loss from discontinued operations .....              (0.01)            (0.01)
                                              ----------------   ---------------
      Net loss                                $          (1.56)  $         (1.76)
                                              ================   ===============
Weighted average shares:
  Basic and diluted                                 15,075,546        13,379,320
                                              ================   ===============

                                              As Previously             As
                                                  Reported           Restated
                                                  --------           --------
                                                   For the Nine Months Ended
                                                       December 31, 2000
Earnings (loss) per share:
  Basic and diluted -
    Loss from continuing operations ........  $          (3.79)  $         (4.26)
    Income from discontinued operations ....              1.28              1.44
                                              ----------------   ---------------
      Net loss                                $          (2.51)  $         (2.82)
                                              ================   ===============
Weighted average shares:
  Basic and diluted                                 15,230,969        13,537,927
                                              ================   ===============

      NOTE 3-SIGNIFICANT ACCOUNTING POLICIES

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

Income Taxes
The Company uses the asset and liability method of accounting for income taxes. Provision is made in the Company's consolidated financial statements for current income taxes payable and deferred income taxes arising primarily from net operating loss carryforwards and temporary differences. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recorded a valuation allowance to reduce deferred tax assets to an amount whose realization is more likely than not. Refer to Note 11 - Income Taxes.

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

Accordingly, the Company measures compensation expense for its employee stock-based compensation awards using the intrinsic value method and provides pro forma disclosures of net income (loss) and earnings (loss) per share as if a fair value method had been applied. Therefore, compensation cost for employee stock awards is measured as the excess, if any, of the fair value of our common stock at the grant date or re-measurement date over the amount an employee must pay to acquire the stock and is amortized over the related service periods using the straight-line method. Compensation expense previously recorded for unvested employee stock-based compensation awards that are forfeited upon employee termination is reversed in the period of forfeiture.

The Company stock option awards are typically accounted for as fixed awards because the number of shares that an individual employee is entitled to receive, and the option price, if any, are known at the grant date. However, awards under the Company's LSPP, where the Company issues shares in exchange for a note considered nonrecourse for accounting purposes, are treated as variable awards because the Company cannot determine the ultimate purchase price of the shares at the issuance date. For variable awards, the Company estimates total compensation cost for each period from the issuance date to the final measurement date based on the quoted market price of the Company's stock at the end of each period. No compensation expense has been reported during the periods presented for LSPP awards.

The LSPP awards resulted in outstanding common shares of 1,677,979, 1,696,226 and 1,693,042 at December 31, 2002, 2001, and 2000, respectively, that are reflected in the applicable accompanying consolidated balance sheets and consolidated statements of stockholders equity. However, these shares are equivalent to stock options for purposes of calculating earning (loss) per share (see NOTE 2).



Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of Common Stock outstanding for accounting purposes during the period. Diluted earnings per share includes the impact of Common Stock options and LSPP shares outstanding, when dilutive.

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

                                                            NOTE 6 - INVESTMENTS

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

                                              NOTE 7 - OTHER CURRENT LIABILITIES

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

                                            NOTE 8 - OTHER LONG-TERM LIABILITIES

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
                                                                                  =============    ============

                                        NOTE 9 - IMPAIRMENT OF LONG-LIVED ASSETS

The Company considers, among other factors, deterioration of operating performance or a general reduction in demand for services for a sustainable period to be indicators of potential impairment of long-lived assets. The Company has experienced a reduction in demand for its services. As a result of this reduction in demand for its services, the Company recognized a $37,831 goodwill impairment charge in the nine months ended December 31, 2000, as the future discounted cash flows (fair value) of its certain long-lived assets were estimated to be less than the asset's related carrying value. In addition, in the same fiscal period, the Company ceased operating at certain locations as part of a plan to streamline operations and took a $2,100 impairment charge of property and equipment and also took a $2,519 write-off of its investment in bsmart to (see Note 6).

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

                                                Year Ended                       Year Ended                  Nine Months Ended
                                             December 31, 2002                December 31, 2001              December 31, 2000
                                      ------------------------------  -------------------------------  -----------------------------
                                                 Restated                         Restated                         Restated
                                          As                  Pro         As                   Pro         As                 Pro
                                       Reported     (1)      Forma     Reported      (1)      Forma     Reported     (1)     Forma
                                      ----------  ------  ----------  -----------   ------  ---------  -----------------------------
Loss from continuing operations ....    $(9,699)   (345)   $(10,044)  $(23,339)     (572)   $(23,911)  $(57,708)     32   $ (57,676)
Net loss ...........................     (8,723)   (345)     (9,068)   (23,529)     (572)    (24,101)   (38,167)     32     (38,135)
Loss per share:
  Basic and diluted -
  Loss from continuing
       operations ..................      (0.73)              (0.76)     (1.75)                (1.79)     (4.26)              (4.26)
Net loss ...........................      (0.66)              (0.69)     (1.76)                (1.80)     (2.82)              (2.82)

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

At December 31, 2002, 1,636,842 shares are outstanding under the LSPP resulting in notes receivable from stockholders for $5,940 which is included as a reduction of stockholders' equity. The notes receivable (1) include varying rates of interest; (2) are secured by the pledge of Cotelligent stock issued;
(3) are full recourse as to the employee, except that in the case of death, disability, termination by the Company without cause or a change of control of the Company, where recourse against the employees is limited to the pledged stock; and (4) have a term of five years from date of issuance, provided that if the stock is sold, the loan shall be prepaid, and if the stock is not sold, the loan may not be prepaid. The stock issued under the LSPP is restricted from sale in the open market for a period of two years from the date of issuance, provided, however, that in the case of death, disability, termination by the Company without cause or change of control of the Company, the stock may be sold and the proceeds used to repay the loan.

                                     NOTE 15 - BUSINESS AND CREDIT CONCENTRATION

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

                                                  NOTE 16 - STOCKHOLDERS' EQUITY

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

                                                    NOTE 17 - EARNINGS PER SHARE

Earnings per share is as follows:

                                                                    For the Year Ended
                                                                    December 31, 2002
                                                       -----------------------------------------
                                                                                      Per Share
                                                       Income (Loss)      Shares       Amount
                                                       -------------   ------------   ----------
                                                                         Restated      Restated
   Basic/diluted earnings (loss) per share-
   Loss from continuing operations                     $      (9,699)    13,201,532   $    (0.73)
   Income from discontinued operations                           976     13,201,532         0.07
                                                       -------------                  ----------
   Net loss applicable to common shareholders          $      (8,723)    13,201,532   $    (0.66)
                                                       =============                  ==========

                                                                       For the Year Ended
                                                                        December 31, 2001
                                                       -----------------------------------------
                                                                                      Per Share
                                                       Income (Loss)      Shares        Amount
                                                       -------------   ------------   ----------
                                                                         Restated      Restated
   Basic/diluted earnings (loss) per share-
   Loss from continuing operations                     $     (23,339)    13,379,320   $    (1.75)
   Loss from discontinued operations                            (190)    13,379,320        (0.01)
                                                       -------------                  ----------
   Net loss applicable to common shareholders          $     (23,529)    13,379,320   $    (1.76)
                                                       =============                  ==========

                                                                 For the Nine Months Ended
                                                                     December 31, 2000
                                                       -----------------------------------------
                                                                                      Per Share
                                                       Income (Loss)     Shares        Amount
                                                       -------------   ------------   ----------
                                                                         Restated      Restated
   Basic/diluted earnings (loss) per share-
   Loss from continuing operations                     $     (57,708)    13,537,927   $    (4.26)
   Income from discontinued operations                        19,541     13,537,927         1.44
                                                       -------------                  ----------
   Net loss applicable to common shareholders          $     (38,167)    13,537,927   $    (2.82)
                                                       =============                  ==========

Options to purchase common shares of 2,205,399, 5,080,454, and 2,198,716 were excluded from the computation of diluted earnings per share for the years ended December 31, 2002 and 2001, and the nine months ended December 31, 2000, respectively, due to the loss position of the Company's continuing operations. Additionally, 1,677,979, 1,696,226 and 1,693,042 LSPP shares, collateralized by LSPP notes, were excluded from diluted EPS for the years ended December 31, 2002 and 2001, and the nine months ended December 31, 2000, respectively because they were antidilutive.

                                         NOTE 18 - COMMITMENTS AND CONTINGENCIES

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

                                  NOTE 20 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The information in this footnote has been revised from the information previously reported to reflect the Company's restatement of its EPS presentation for the years ended December 31, 2002 and 2001, and the nine months ended December 31, 2000, as more fully described in Note 2. The previously reported information has been included in the table below in order to reconcile our previously filed quarterly financial data to the restated quarterly financial data.

                                                                             For the Year Ended December 31, 2002
                                                               ----------------------------------------------------------------
                                                                   First           Second             Third          Fourth
                                                                  Quarter          Quarter           Quarter         Quarter
                                                               -------------    ------------      ------------    ------------
                                                                  Restated         Restated          Restated       Restated
   Revenues .................................................  $       5,873    $       4,302     $       3,824   $       2,957
   Gross profit .............................................          2,105            1,627             1,649           1,068
   Income (loss) from continuing operations .................          4,544           (3,952)           (4,471)         (5,820)
   Income (loss) from discontinued operations ...............              -               82               379             515
   Net income (loss) ........................................          4,544           (3,870)           (4,092)         (5,305)
   Earnings per share:
     Basic -
       Income (loss) from continuing operations .............  $        0.34    $       (0.30)    $       (0.34)  $       (0.44)
       Income (loss) from discontinued operations ...........              -             0.01              0.03            0.04
                                                               -------------    -------------     -------------   -------------
         Net income (loss) ..................................  $        0.34    $       (0.29)    $       (0.31)  $       (0.40)
                                                               =============    =============     =============   =============
     Diluted -
       Income (loss) from continuing operations .............  $        0.30    $       (0.30)    $       (0.34)  $       (0.44)
       Income (loss) from discontinued operations ...........              -             0.01              0.03            0.04
                                                               -------------    -------------     -------------   -------------
         Net income (loss) ..................................  $        0.30    $       (0.29)    $       (0.31)  $       (0.40)
                                                               =============    =============     =============   =============
     Weighted average shares:
       Basic ................................................     13,198,804       13,209,212        13,209,512      13,188,860
                                                               =============    =============     =============   =============
       Diluted ..............................................     15,233,472       13,209,212        13,209,512      13,188,860
                                                               =============    =============     =============   =============

                                                               As Previously    As Previously     As Previously   As Previously
                                                                  Reported         Reported          Reported        Reported
                                                               -------------    -------------     -------------   -------------
   Earnings per share:
     Basic -
       Income (loss) from continuing operations .............  $        0.31    $       (0.26)    $       (0.30)  $       (0.39)
       Income (loss) from discontinued operations ...........              -                -              0.03            0.03
                                                               -------------    -------------     -------------   -------------
         Net income (loss) ..................................  $        0.31    $       (0.26)    $       (0.27)  $       (0.36)
                                                               =============    =============     =============   =============
     Diluted -
       Income (loss) from continuing operations .............  $        0.27    $       (0.26)    $       (0.30)  $       (0.39)
       Income (loss) from discontinued operations ...........              -                -              0.03            0.03
                                                               -------------    -------------     -------------   -------------
         Net income (loss) ..................................  $        0.27    $       (0.26)    $       (0.27)  $       (0.36)
                                                               =============    =============     =============   =============
     Weighted average shares:
       Basic ................................................     14,890,646       14,901,054        14,901,354      14,825,702
                                                               =============    =============     =============   =============
       Diluted ..............................................     16,925,314       14,901,054        14,901,354      14,825,702
                                                               =============    =============     =============   =============

                                                                             For the Year Ended December 31, 2001
                                                               ----------------------------------------------------------------
                                                                    First           Second            Third          Fourth
                                                                   Quarter          Quarter          Quarter         Quarter
                                                               -------------    -------------     -------------   -------------
                                                                  Restated         Restated          Restated        Restated
   Revenues .................................................  $      16,596    $      12,460     $      10,444   $       7,343
   Gross profit .............................................          4,740            3,017             3,152           2,562
   Income (loss) from continuing operations .................         (1,451)          (6,776)           (9,739)         (5,373)
   Income (loss) from discontinued operations ...............           (120)               1              (154)             83
   Net income (loss) ........................................         (1,571)          (6,775)           (9,893)         (5,290)
   Earnings per share:
     Basic -
       Income (loss) from continuing operations .............  $       (0.11)   $       (0.50)    $       (0.74)  $       (0.41)
       Income (loss) from discontinued operations ...........          (0.01)               -             (0.01)            .01
                                                               -------------    -------------     -------------   -------------
         Net income (loss) ..................................  $       (0.12)   $       (0.50)    $       (0.75)  $       (0.40)
                                                               =============    =============     =============   =============
     Diluted -
       Income (loss) from continuing operations .............  $       (0.11)   $       (0.50)    $       (0.74)  $       (0.41)
       Income (loss) from discontinued operations                      (0.01)               -             (0.01)           0.01
                                                               -------------    -------------     -------------   -------------
         Net income (loss) ..................................  $       (0.12)   $       (0.50)    $       (0.75)  $       (0.40)
                                                               =============    =============     =============   =============
     Weighted average shares:
       Basic ................................................     13,639,996       13,581,874        13,132,468      13,160,484
                                                               =============    =============     =============   =============
       Diluted ..............................................     13,639,996       13,581,874        13,132,468      13,160,484
                                                               =============    =============     =============   =============

                                                               As Previously    As Previously     As Previously   As Previously
                                                                  Reported         Reported          Reported        Reported
                                                               -------------    -------------     -------------   -------------
   Earnings per share:
     Basic -
       Income (loss) from continuing operations .............  $       (0.09)   $       (0.44)    $       (0.66)  $       (0.36)
       Income (loss) from discontinued operations ...........          (0.01)               -             (0.01)           0.01
                                                               -------------    -------------     -------------   -------------
         Net income (loss) ..................................  $       (0.10)   $       (0.44)    $       (0.67)  $       (0.35)
                                                               =============    =============     =============   =============
     Diluted -
       Income (loss) from continuing operations .............  $       (0.09)   $       (0.44)    $       (0.66)  $       (0.36)
       Income (loss) from discontinued operations ...........          (0.01)               -             (0.01)           0.01
                                                               -------------    -------------     -------------   -------------
         Net income (loss) ..................................  $       (0.10)   $       (0.44)    $       (0.67)  $       (0.35)
                                                               =============    =============     =============   =============
     Weighted average shares:
       Basic ................................................     15,349,060       15,273,716        14,824,310      14,852,326
                                                               =============    =============     =============   =============
       Diluted ..............................................     15,349,060       15,273,716        14,824,310      14,852,326
                                                               =============    =============     =============   =============

                                            NOTE 21 - RELATED PARTY TRANSACTIONS

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

        21.1    Subsidiaries of the registrant **

        23.1    Consent of KPMG LLP **

        24.1 Power of attorney as reflected on signatures page included herewith **

        31.1    Rule 13(a)-14(a) Certification of Chief Executive Officer**

        31.2    Rule 13(a)-14(a) Certification of Chief Financial Officer**

        32.1 Certification pursuant to 18 U.S.C. Section 1350, or adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

        32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

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

        **      Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California on the 24th day of November, 2003.

                                           COTELLIGENT, INC.

                                         By: /s/ Curtis J. Parker
                                            -----------------------
                                            Curtis J. Parker
                                            Chief Financial Officer