Form 10-K
period 2003-12-31
COTELLIGENT INC
filed 2004-04-14
CIK 1004963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File Number 0-27412

COTELLIGENT, INC.

Delaware	94-3173918
(State of incorporation)	(I.R.S. ID)

100 Theory, Suite 200, Irvine, CA 92612

(949) 823-1600

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock ($.01 par value)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $3,380,496 based on the closing price of $0.24 of the registrant’s Common Stock as reported on the OTC Bulletin Board on June 30, 2003.

The number of shares of the registrant Common Stock outstanding as of March 25, 2004 was 24,861,625.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of this registrant’s definitive proxy statement for its 2004 annual meeting to be filed with the SEC no later than 120 days after the end of the fiscal year are incorporated by reference in Part III of this Annual Report on Form 10-K.

COTELLIGENT, INC.

FORM 10-K

For The Fiscal Year Ended December 31, 2003

PART I

Item 1.	Business

COMPANY OVERVIEW

Cotelligent provides complete business solutions, specializing in mobile business and Web services solutions, to extend information technology (“IT”) beyond the desktop all the way to the mobile enterprise to businesses in the United States of America. Our mobility business solutions keep mobile workforces connected to their companies’ business applications. Our Web services solutions keep our clients’ customers, vendors, partners and employees connected via the Internet to a variety of information residing in our clients’ information technology infrastructures. We also provide maintenance and support on software products licensed to our clients in connection with solutions we develop.

As part of our complete solutions, we offer:

•	Custom application development.

•	Sales and field force automation solutions (FastTrack™).

•	Mobile middleware products (JASware™).

•	Hardware and software products.

•	Application hosting and vertical solution provider services.

•	Remote support services.

•	Help desk and education services.

•	Narrowcasting and video media services.

While expanding the capabilities of enterprise systems can benefit Business-to-Business (B2B) and Business-to-Consumer (B2C) initiatives, we believe the greatest demand today is in the Business-to-Employee (B2E) category. This includes the management of mobile workers responsible for functions like route sales, pre-sales, merchandising, route delivery, distribution and field service/repair. The software and hardware used to facilitate these functions include laptops, handheld PCs, PDAs and Web-based Customer Relationship Management (CRM) applications. Cotelligent’s complete business solutions, which include software, hardware and information services, are focused on extending information technology functionality to a broad spectrum of office-based and mobile workers. These complete solutions allow mobile workers to do their jobs more effectively from wherever they are located. They allow the client to receive more reliable information. These solutions increase productivity from the field in ways not experienced by the client before. We believe Cotelligent is different from traditional software and services companies because we are able to provide the range of products and services needed to develop complete business solutions that employ advanced mobility and Web-based technologies.

We have expertise in a variety of industries, including consumer goods, manufacturing, high-tech, financial services and automotive. We understand how to build advanced technology systems that expand upon a company’s existing systems and compliment the work conducted in their user environments. We have assembled a technical staff with a broad range of skills and industry expertise, including business analysts, network architects, account managers and others. The high level of technical expertise and business experience offered by Cotelligent is an important company differentiator in the markets in which we compete.

Over the last two years we have positioned ourselves to leverage our foundation of experience in enterprise, systems integration and eBusiness solutions, along with our vertical industry experience, to take advantage of the emerging and growing market for mobility solutions. Cotelligent has over ten years of experience in delivering its FastTrack™ sales force automation solutions and its JASware™ mobile middleware solutions to a variety of leading companies. Cotelligent’s enterprise software, eBusiness and Web services solutions expertise, combined with our FastTrack™ and JASware™ offerings, uniquely position our Company. We use a proprietary consulting project methodology to help ensure that our clients achieve a successful result and help them make well-informed business and technology decisions. Unfortunately, however, the market for these services and solutions has not materialized as expected and our Company has been negatively impacted as a result.

At the end of 2003 Cotelligent refined its business model to reduce expenses related to the pursuit of new business. While our services and our ability to deliver these services have not changed, due to a lack of demand for these services we eliminated most of our sales force and focused on providing the highest level of service possible to our current and long-term clients. During this time our reputation and relationships in the industry have brought new client opportunities to us and we have been able to close new business in the first quarter of 2004 at a much lower cost because of our reduced headcount.

In addition, during 2003 we initiated a strategy to acquire businesses with products and services that complement ours. In the third quarter of 2003, with an understanding that the demand for IT services was soft and was expected to remain soft in the foreseeable future, we looked closer at acquisition candidates in industries other then IT services. On November 25, 2003, we announced the signing of a definitive agreement for the purchase of OnSite Media, Inc, a business that provides narrowcasting services to the hospitality and gambling industry. We believe the convergence of Internet, wireless and video media will soon become a major part of the technology landscape. We believe our infrastructure, our experience in developing sophisticated wireless and Internet business applications along with our system integration expertise are an excellent fit with the rapidly evolving narrowcasting and digital video display business.

Cotelligent acquired OnSite Media, Inc, a Nevada corporation, on March 2, 2004. The results of this acquisition will be included in the Company’s results from its acquisition date. OnSite Media was renamed Watchit Media, Inc., and is a wholly owned subsidiary of Cotelligent, Inc. We intend to aggressively build the Watchit Media brand in the narrowcasting market. OnSite was a ten year old company that developed enabling digital technologies and production services aimed at providing complete solutions for video content creation, distribution, scripting and payback for companies with digital display channels and networks. OnSite historically provided this software and service offerings to the hospitality and gambling industries. Narrowcasting consists of delivering dynamic, compelling promotional messaging to influence the actions of a localized audience. Promotional messages for hotel in-room channels, driving commercial messages to casino floors and outdoor signage had been the primary business of OnSite. In addition, OnSite developed an Internet media creation software application which we believe will give the newly formed Watchit Media, Inc. a competitive advantage. Watchit Media will continue to employ its marketing expertise and we will bring our resources and infrastructure to this smaller company to enhance their current offerings and expand to new markets.

We believe our technology, marketing, administrative resources and skills will help to differentiate Watchit Media among other competitors in the narrowcasting market. We intend to immediately integrate OnSite into Cotelligent / Watchit Media, Inc. We intend to introduce enhanced products and services within the first ninety days of ownership that will have the potential to open new markets previously not available to OnSite, elevate its value proposition and revenue opportunity with current customers. We believe there are many resources within Cotelligent that should help to expand our combined opportunity at minimal incremental cost.

For the year ended December 31, 2003, three clients, U.S. Smokeless Tobacco Brands, Inc., Kraft Foods, North America, Inc., and two business units within BMW (BMW of North America, LLC and BMW Financial Services NA, LLC) individually accounted for more than 10% of the Company’s revenues.

STRATEGY

Cotelligent’s strategy is comprised of the following components:

Build Systems Using Advanced Technology Empowering the Mobile Workforce

Cotelligent’s strategy is to take advantage of its core competencies in enterprise software, eBusiness and systems integration, and help our clients take advantage of advances in mobile and Web services technologies, and now, narrowcasting. To that end, we have already accumulated a strong base of client experience in moving information seamlessly from back-end “connected” application systems to front-end “semi-connected” and “disconnected” field force and customer relations applications using our own FastTrack™ and JASware™ solutions and application hosting services. Cotelligent has over ten years of experience in this market. Our strategy is to use our reputation and record of success to gain a significant competitive position in rapidly growing emerging technologies and markets like internet, wireless and video media.

As an example, our Company has developed a foundation of experience in developing and implementing Web services solutions employing both Microsoft™ .NET and IBM open system technologies. As with our mobile computing expertise, we help our clients achieve success in employing .NET and open system technologies by leveraging our significant expertise in enterprise software and systems integration. Our experience has led us to conclude that the integration and utilization of Web services solutions require us to have an in-depth knowledge of how enterprise software, and general business applications and functions, interact from end-to-end. Our strategy is to continue to achieve success in developing Web services solutions in our clients’ complex business environments and leveraging this success and our reputation as this market continues to grow in the future.

Differentiation

We intend to differentiate ourselves from our competitors in the following ways:

Focus on responding to the specific needs of our existing client base

Strong relationships with our long term clients will help us to further develop and execute our business strategy:

•	Building upon our strongest client relationships will help to ensure a satisfied client base and a continuing revenue stream.

•	Until the demand for our traditional service offerings improve, we intend to satisfy the needs of our clients with lower sales and marketing costs.

•	Focus on a narrow set of specific applications and services that we are proficient in delivering to our markets.

Leverage reputation and expertise in enterprise software and systems integration

Cotelligent’s reputation for providing outstanding systems implementation and integration services is key to our ability to ensure that new, more advanced Cotelligent solutions are properly integrated across our clients’ information technology infrastructure.

Strategic Acquisitions

In 2003, the Company initiated a strategy to acquire businesses complementary to the Company’s service offerings. In the third quarter of 2003, with an understanding that the demand for IT services was soft and was expected to remain soft in the foreseeable future, the Company looked closer at acquisition candidates in industries that employ technology in the delivery of their products and services. On November 25, 2003, we announced the signing of a definitive agreement for the purchase of OnSite Media, Inc, a business that provides narrowcasting services through hardware and software to the hospitality and gambling industries. We believe that the narrowcasting industry has dynamic growth potential and we intend to continue to pursue acquisitions in narrowcasting and video media.

Acquisition of OnSite Media, Inc.

Cotelligent acquired OnSite Media, Inc., a Nevada corporation, on March 2, 2004. The aggregate consideration paid by Cotelligent was $4.9 million (10,679,612 shares of the Company’s Common Stock issued at fair value of $2.7 million, warrants to purchase 5,339,806 shares of the Company’s Common Stock valued using the Black-Sholes pricing model with valuation of $1.2 million, cash consideration of $0.6 million and direct acquisition costs of $0.4 million). Net liabilities assumed were approximately $6,000 which resulted in the recognition of net assets of approximately $4.9 million. The results of OnSite Media, Inc. will be included in the Company’s results from its acquisition date.

OnSite Media was renamed Watchit Media, Inc., and is now a wholly owned subsidiary of Cotelligent, Inc. We intend to aggressively build the Watchit Media brand in the narrowcasting market. OnSite was a ten year old company that developed enabling digital technologies and production services aimed at providing complete solutions for video content creation, distribution, scripting and playback for companies with digital display channels and networks. OnSite historically provided this software and service offerings to the hospitality and gambling industries. Narrowcasting consists of delivering dynamic, compelling promotional messaging to influence the actions of a localized audience. Promotional messages for hotel in-room channels, driving commercial messages to casino floors and outdoor signage had been the primary business of OnSite. In addition, OnSite developed a unique Internet media creation software application which we believe will give the newly formed Watchit Media, Inc. a competitive advantage. Watchit Media will continue to employ its marketing expertise and we will bring our resources and infrastructure to this smaller company to enhance their current offerings and expand to new markets.

The technology, marketing, administrative resources and skills of Cotelligent will help to differentiate Watchit Media, Inc. from the competition. We intend to immediately integrate the former OnSite into Cotelligent / Watchit Media, Inc. We intend to introduce enhanced products and services within the first ninety days of ownership that will have the potential to open new markets previously not available to the former OnSite and elevate its value proposition and, therefore revenue opportunity, with current customers. We believe there are many resources within Cotelligent that should help to expand our combined opportunity at minimal incremental cost. We intend to sell our Internet media software application through the Internet, channel partners to other software companies and directly to large computer hardware manufacturers.

SOLUTIONS

Capitalizing on our experience in specific industries allows us to support our clients in making operational efficiencies using eBusiness, mBusiness and Web services technology. The integration of our portfolio of products, services and applications into specific industry areas combine to create:

•	mBusiness and mobility solutions.

•	eBusiness solutions.

•	Web services solutions.

•	Narrowcasting and video media.

•	Other specialized business software solutions.

By implementing Cotelligent’s solutions, our clients are able to:

•	Cut costs by automating manual processes.

•	Improve productivity and timeliness of data throughput to and from mobile workers.

•	Increase competitive advantage.

Below is a description of each of these areas:

mBusiness and Mobility Solutions

Our knowledge and expertise in wireless data applications has resulted in our ability to service existing clients and propose on new business opportunities. We have enhanced our portfolio of mBusiness solutions through in-house development of our JASware™ middleware and FastTrack™ framework. The mBusiness and mobility marketplace reflects increase in demand. Cotelligent continues to offer solutions and expertise in wireless data applications.

eBusiness Solutions

This portion of our business is built from our experience and expertise in many facets of eBusiness application design and creation. We can facilitate the development and execution of a viable plan that integrates the Internet into new and/or existing business processes, systems and cultures.

Web Services Solutions

We are a solution provider of the technologies most popular in the development and deployment of Web services – most notably, IBM WebSphere® and Microsoft®. NET. As a new breed of pervasive applications, these Web services and Cotelligent’s highly skilled team help our clients promote the publication, location and promotion of never before possible IT services to anyone with an Internet connection.

Narrowcasting and Video Media

Watchit Media, Inc. is focused on delivering dynamic video content and services to a variety of industries including gaming and hospitality. By combining Cotelligent’s Internet application development, wireless business application and system integration expertise with new video technologies, our Company is being positioned to grow as a competitor in the narrowcasting industry.

VALUE PROPOSITION

We promote the following advantages when differentiating our solutions from those of our competitors:

Our track record is verifiable: We apply expertise in complex environments to deliver solutions on time and within budget.

Our solutions are designed for our clients’ industries: We focus on our clients’ needs to achieve their potential.

Our business experts combine technical experience with vertical industry expertise: We combine high levels of expertise in both Microsoft-based and open systems environment with experience in vertical industry markets.

Our approach is to help our clients achieve self-sufficiency: We are dedicated to knowledge transfer and remain accessible as our clients’ businesses evolve.

SERVICES

The integrated set of services we provide to our clients include:

Application Development

Custom application development

Development of open system or Microsoft architectured business applications. In the Web environment, these include eBusiness, ePortal and Web services solutions.

Industry application framework solutions

Development of industry-specific and company-specific components layered onto the FastTrack™ application framework, which includes communication and mobile workforce management capabilities. The framework approach begins with a core application of base functionality that is faster and less risky to complete compared with a fully customized application.

Mobile Middleware Products (JASware™)

Management of the synchronization and flow of information between a variety of devices and/or host systems (all in the same system of enterprise) in a wired or unwired environment. Our middleware product mobilizes enterprise systems while managing assets on the move.

Application Hosting and Solution Provider Services

Our Data Center provides a suitable environment for the hosting and operational support of Sales Force Automation, Field Force Automation, mobility and eBusiness applications. Support is available 24 hours a day, 7 days a week, to monitor and manage the accessibility and functionality of these applications.

Remote Support Services

Staging, configuration, distribution and asset management services assist clients with deployment of new mobile solutions. On-going help desk services are available to support users around the clock.

Education and eLearning Services

Education services offer our clients a variety of products and solutions that can be bundled to meet any business’s education and training needs, whether it is training end users on a new field force application or training the trainers.

Narrowcasting and Video Media

Watchit Media, Inc. is a new wholly owned subsidiary of our Company focused on delivering narrowcasting and dynamic digital display services to a variety of industries.

MARKET CONDITIONS

The general market for IT services in the US is soft and reflects uncertain economic conditions. In addition, many US companies that are pursuing IT projects are doing so using off-shore, low cost resources in India and other underdeveloped countries. Under these conditions, we have found that making significant investments in sales and marketing does not result in proportional incremental revenue. Rather than continue to incur considerable sales and marketing costs pursuing broad-based opportunity, we have decided to preserve our cash and focus on providing the highest level of service to our existing client base. As a result we have been able to stabilize our revenue stream and reduce our expenses. We believe that the market for new IT services and applications will be limited for the foreseeable future.

On the other hand, we have been proactive in researching and analyzing other technology markets where our expertise and know-how are complimentary. One of these markets is the narrowcasting market. We believe that combining Cotelligent’s experience in Internet, wireless and system integration technology with video media and digital signage technology presents new exciting opportunities. According to CAP Ventures, a research firm, spending on narrowcasting in 2002 was approximately $390 million. In 2006, spending is expected to increase to over $2.0 billion. On March 2, 2004, the Company acquired OnSite Media, Inc, a business that provides narrowcasting content through hardware and software to the hospitality and gambling industry. By acquiring a business in the narrowcasting market, Cotelligent is now leveraging its assets in a potentially high growth market.

MARKETING

We initiated a number of important marketing initiatives during 2003. These marketing initiatives were focused on helping the Company transform its identity and build its brand in the markets in which it competes.

•	The launch of our revamped Web site to reflect the re-branding of Cotelligent, subsequent integration of new information, including our JASware™ mobile solutions and FastTrack™ offerings.

•	Brand building through all printed and online materials to support our offerings and positioning as a mobility solutions provider.

•	Brand building through tradeshow presence at partner, targeted vertical market and similar technology events.

•	We launched a significant direct marketing/telemarketing campaign that generated a high quantity and quality of inquiries. However, these inquiries did not translate into the sales anticipated due to the market conditions mentioned earlier. The campaign was terminated as a result of these market conditions.

•	Regular internal communications to employees of Cotelligent announcing events, client wins and successes to promote involvement and build culture.

We employ an integrated marketing approach that links planning and the launch of new solutions, products and service offerings with active marketing campaigns to support them.

In 2004, the marketing department will support both Cotelligent and Watchit Media, Inc. businesses.

SALES

To control costs and focus our sales activity on our existing clients, the sales force was reduced in 2003 to only those who were required to service, support and grow the existing core client base. We are finding that our selling and marketing approach is well suited to the markets OnSite Media serves as well. Currently, OnSite drives its video content to 40 casinos and over 50,000 hotel rooms. 19 of these casinos and 23,000 of these hotel rooms are in Las Vegas, Nevada.

Within OnSite we have already realigned our personnel to assign specific responsibility of people to support and generate more revenue from current customers. Watchit Media will launch a sales effort in early 2004 that is focused on vertical industries that complement products, services and industries. We intend to build upon our expertise and market share in the resort/gambling business and then expand this to the hospitality industry more broadly through 2004, We also expect to provide narrowcasting services and products to the trade show industry by developing video programming centered on large scale conventions and conferences. We intend to accomplish this by leveraging our existing hotel in-room customer base with the demands of large convention and conference organizers.

We have a number of other new product and service initiatives in development that we feel offer opportunity in this rapidly growing market.

COMPETITION

In the emerging marketplace of mobility solutions, there are few standards established and a number of ways to extend the functionality of the enterprise IT system. Therefore, each competitor has determined the scope of the solution they provide and the components used to build them. Thus, Cotelligent has a large number of competitors in part determined by the industry and/or technology niche needed for the particular client’s business.

To compete successfully, we must be able to deliver leading-edge solutions with speed and competence, develop and market cost-effective offerings that meet changing client needs, and respond rapidly to evolving technology by continuously training our technical and sales consultants.

The narrowcasting industry is comprised of many small niche companies and a few large well capitalized companies. The market is highly fragmented and, at this early stage of the industry’s development, provides Cotelligent / Watchit Media with a broad landscape of acquisition and merger opportunities. From the outset, we expect Watchit Media’s share of the resort/gambling markets combined with the resources from Cotelligent will differentiate us from a majority of the firms who operate in the space.

REGISTRANT INFORMATION

Cotelligent was incorporated in February 1993 under the laws of the State of California as TSX, a California corporation. In November 1995, we changed our jurisdiction of incorporation to Delaware and our name to Cotelligent Group, Inc. In September 1998, we changed our name to Cotelligent, Inc. Unless the context otherwise requires, references to “Cotelligent,” “Company,” “we,” “us” and “our” refer to Cotelligent, Inc., a Delaware corporation.

Our headquarters are located at 100 Theory, Suite 200, Irvine, California 92612 and our telephone number is (949) 823-1600. Our internet address is www.cotelligent.com. We make available free of charge on our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a)-15(d) of the Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

EMPLOYEES

At December 31, 2003 we had 84 employees, including a technical staff of approximately 57 IT professionals.

RISK FACTORS

The following discussion contains certain cautionary statements regarding Cotelligent, Inc.’s business and results of operations, which should be considered by our stockholders or any reader of our business and results of financial information disclosure. This information is provided to enable us to avail ourselves of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The following factors should be considered in conjunction with any discussion of our operations or results, including any forward-looking statements as well as comments contained in press releases, presentations to securities analysts or investors and all other communications made by us or our representatives. We intend to use the following words or variations of the following words to identify forward-looking statements: anticipates, believes, expects, estimates, intends, plans, projects and seeks.

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

Our future revenues will depend on the development of the eBusiness, mBusiness and Web services markets. The failure of these markets to materialize, or a delay in the development of these markets, could seriously harm our business. Although there has been widespread adoption of the Internet, critical issues concerning the commercial use of the Internet, such as security, reliability, cost, accessibility and quality of service continue to evolve and unforeseen factors may negatively affect the growth of Internet use or the attractiveness of commerce and business communications over the Internet. The success of mBusiness depends on acceptance of wireless data applications for commercial use, the quality of telecommunications and availability of devices supporting wireless applications. Critical issues in the wireless industry include security, cost, accessibility and reliability of service, and further development of wireless technology standards.

If the narrowcasting market does not continue to develop, our business could be harmed.

Our ability to generate revenue in future periods will increasingly depend upon the market for narrowcasting services, solutions and products. There is a risk that the market for narrowcasting services, solutions and products will not materialize. Critical issues concerning the use of computer hardware and software platforms as well as other video equipment and media, their security, reliability, cost, accessibility and quality continue to evolve. The variability of these factors could materially affect our ability to compete in the market, resulting in an adverse effect on our consolidated financial position, results of operations and cash flows...

We have a limited operating history in the mBusiness and Web services markets.

The uncertainty of our future performance in these markets may impact our ability to market and sell mBusiness and Web services solutions to prospective clients, which would adversely affect our consolidated financial position, results of operations and cash flows.

We may make acquisitions, which if proven unsuccessful, could negatively affect our future profitability and growth.

We believe the economic landscapes have created opportunity for us to invest in, or acquire businesses that have undergone severe downward pressure in revenues, profit, cash and stock price. We may not be able to identify, acquire or profitably manage additional businesses that we may invest in or acquire without substantial costs, delays or other problems. In addition, acquisitions may involve a number of special risks, including:

•	Diversion of management’s attention;

•	Failure to retain key acquired personnel;

•	Risks associated with unanticipated events, circumstances or legal liabilities;

In addition, if the acquired businesses have operating losses or negative operating cash flow, our ability to achieve positive cash flow and profitability, as well as our liquidity, could be adversely affected. Some or all of these risks could adversely affect our operations and financial performance. For example, client satisfaction or performance problems at a single acquired business could adversely affect our reputation and financial results. Further, any businesses acquired in the future may not achieve anticipated revenues and earnings and therefore negatively impact our consolidated financial position, results of operations and cash flows

Our future growth and ability to differentiate Cotelligent from its competition is, in part, dependent upon our success in developing, marketing and selling our mobile management solution services.

We are marketing and selling mobile management solutions and services. Some of these efforts in the past year have not been successful. In addition, our resources in the mobile management solution area are limited. Nevertheless, we continue to focus on this business as it represents significant opportunity. If we are not able to stay abreast of technical advancements in the market or deliver these solutions and services, our consolidated financial position, results of operations and cash flows could suffer.

Our software applications may not work as intended.

Part of our strategy is to provide synchronization and transfer of information between disparate systems, platforms and devices, and rapidly implement mobile business solutions. If our software products, including our JASware™ products and FastTrack™ framework, do not work as intended, we will be unable to provide these solutions to our clients and our consolidated financial position, results of operations and cash flows would be adversely affected.

We may need to invest heavily in research and development to keep our software applications viable.

We may need to invest heavily in research and development to keep our software applications and solutions viable in the rapidly changing markets in which we operate. This research and development effort may require significant resources and may not be successful. The investment of significant resources in research and development could adversely affect our liquidity. In addition, our business may be adversely affected if our investment does not result in the development of software applications and solutions that can be used in providing IT solutions to our clients, resulting in an adverse impact on our consolidated financial position, results of operations and cash flows.

We may be unable to protect our proprietary technology.

Our success in providing mBusiness and Web services solutions depends, in part, upon our proprietary software applications and other intellectual property rights. We rely on a combination of trade secrets, nondisclosure, other contractual arrangements, copyright and trademark laws to protect our proprietary rights. We enter into confidentiality agreements with our employees, consultants and clients, and limit access to and distribution of our proprietary information. We cannot be certain that the steps we take in this regard will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. In addition, although we believe that our services and products do not infringe on the intellectual property rights of others, infringement claims may be asserted against us in the future, and, if asserted, these infringement claims may be successful. A successful claim against us could materially adversely affect our business and consolidated financial position, results of operations and cash flows.

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

Our market is characterized by rapidly changing technology, changes in client requirements and preferences, frequent new product and service announcements, and evolving new industry standards and practices that could render our custom software development skills obsolete. Our success will depend, in part, on our ability to acquire or license leading technologies useful in our business; develop new software solutions and technology that address the increasingly sophisticated and varied needs of existing and prospective clients; and respond to technological advances and evolving industry standards and practices on a cost-effective and timely basis. Custom application software development for our clients entails significant technical, financial and business risks. To be successful, we must adapt to the rapidly changing market by continually improving the performance and reliability of software applications for our clients. We could also incur substantial costs to modify our software applications to adapt to these changes. Our consolidated financial position, results of operations and cash flows could be adversely affected if we incurred significant costs without adequate results.

We are subject to government regulation and legal uncertainties.

Our business may be affected by regulations and laws directly applicable to the Internet. The application of existing laws and regulations to us relating to issues such as user privacy, pricing, taxation, content regulation and quality of products and services can be unclear. In addition, we will also be subject to new laws and regulations directly applicable to our activities. Any existing or new legislation applicable to our business could reduce the rate of growth of the Internet, which could materially adversely affect our consolidated financial position, results of operations and cash flows.

Our clients may cancel or delay spending on IT solution initiatives because of the current economic climate.

Since the second half of 2000, many companies have experienced financial difficulties or uncertainty and have canceled or delayed spending on technology consulting initiatives as a result. Furthermore, the severe financial difficulties which many start-up Internet companies have experienced have further reduced the perceived urgency by larger companies to begin or continue technology initiatives. If large companies continue to cancel or delay their technology consulting initiatives because of the current economic climate, or for other reasons, our business and consolidated financial position, results of operations and cash flows could be adversely affected.

Our revenues and financial condition may be adversely affected by the loss of business from significant clients.

Our revenues are primarily derived from services provided in response to client requests or on an assignment-by-assignment basis. A significant portion of our revenues come from engagements, which are terminable at any time by our clients, generally without penalty. In addition, for the year ended December 31, 2003, our largest client, second largest client, third largest client and ten largest clients accounted for approximately 21%, 20%, 13% and 83%, respectively, of our revenues. Our clients may not continue to engage us for projects or use our services at historical levels, if at all. If we lose a major client or suffer a reduction in business, our consolidated financial position, results of operations and cash flows may be adversely affected.

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

Our operations are dependent on the continued efforts of our executive officers and senior management. In addition, we will likely depend on the senior management of any business we may merge with or acquire in the future. If any of these people are unable or unwilling to continue in his or her present role, or if we are unable to hire, train and integrate new management personnel effectively, our business and consolidated financial position, results of operations and cash flows could be adversely affected. We do not maintain key person life insurance on our Chief Executive Officer or Chief Financial Officer or other members of senior management.

We face intense competition that could adversely affect our ability to generate revenue and profitability.

We compete with companies that seek to provide solutions to extend the functionality of a company’s enterprise IT system and those that provide mobility solutions. On any project, our competitors will depend, in part, on the industry and/or technology niche needed for the particular client’s business. Our competitors include local, regional and national software firms, IT consulting firms, system integration firms, professional service divisions of application software firms and the professional service groups of computer equipment companies. We may also compete with larger system integrators. Many of our competitors have greater technical, financial or marketing resources than we have. In addition, we intend to enter new markets and expand our solutions and services offerings through internal growth and acquisitions, and we expect to encounter additional competition from established companies in these areas. If we cannot compete effectively in our industry, our consolidated financial position, results of operations and cash flows could be adversely affected.

We do not have a credit facility in place as we operate from existing cash resources.

When we paid off our bank loan on June 30, 2000, our credit facility was terminated. Prior to June 30, 2000, we relied on our credit facility and positive cash flow to satisfy our liquidity needs. We have not secured additional financing and plan to continue operating using our existing cash resources and cash resources generated from the collection of our accounts receivable. Should we find ourselves in need of more cash, we would have to seek financing and might, as a result, have a short-term liquidity problem. Additionally, we may not be successful in securing financing, or if successful, the terms may not be advantageous to us.

We face potential liability due to the project nature of our business which often requires our IT professionals to work at our clients’ place of business.

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

Cotelligent may not realize fully the cost savings and other benefits it expects to realize as a result of the merge with OnSite Media, Inc. This may adversely affect Cotelligent’s earnings and financial condition.

Although OnSite and Cotelligent expect significant benefits to result from the merger, Cotelligent may not realize any of these anticipated benefits. The merger involves the integration of two companies that have previously operated independently. The value of Cotelligent common stock following consummation of the merger may be affected by the degree of success in achieving the benefits expected to result from consummation of the merger. Achieving these benefits will depend in part upon meeting the challenges inherent in the successful combination of two business enterprises and upon the possible resulting diversion of management attention for an extended period of time. Challenges like these may not be met and may negatively impact the operations of Cotelligent following the merger. Delays encountered in the transition process could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

Customer uncertainty related to the merger with OnSite Media, Inc. could harm the combined company.

Cotelligent’s or OnSite’s customers may, in response to the consummation of the merger, delay or defer purchasing decisions. Any delay or deferral in purchasing by Cotelligent’s or OnSite’s customers could adversely affect the consolidated financial position, results of operations and cash flows of the combined company.

The market price of Cotelligent common stock may decline as a result of the merger with OnSite Media, Inc.

The market price of Cotelligent common stock could decline as a result of the merger, based on the occurrence of a number of events, including:

•	the failure to successfully integrate OnSite into Cotelligent; and

•	delays or failure in the integration of OnSite and Cotelligent technology.

We may not receive any proceeds from the exercise of the warrants issued in connection with the acquisition of OnSite Media, Inc.

If the maximum amount of warrant shares contemplated by the merger agreement are issued and subsequently exercised, Cotelligent will receive aggregate gross proceeds of approximately $1.3 million. Given the historical share price and market for Cotelligent common stock, there is no way to know whether the warrants will be in-the-money during the two years following the closing. Consequently, neither Cotelligent nor OnSite can predict whether the warrants will be exercised prior to their expiration or whether any funds from their exercise will be made available to Cotelligent at anytime in the future. Additionally, the exercise of warrants will have dilutive effect on the holders of Cotelligent common stock.

We may lose certain tax attributes as a result of the merger.

At December 31, 2003, Cotelligent had available net operating loss (NOL) carry-forwards of approximately $35.7 million. Under Section 382 of the Internal Revenue Code of 1986, as amended, the use of prior losses, including NOLs, is limited if a corporation undergoes an “ownership change.” The merger, together with future issuances of equity interests by Cotelligent or the exercise of outstanding warrants or options to purchase Cotelligent stock, may result in an ownership change that is large enough for this limitation to apply. If the limitation applies, Cotelligent may be unable to use a material portion of its available NOL carry-forwards to reduce future taxable income.

Item 2.	Properties

We currently operate out of two locations including Irvine, California and Philadelphia, Pennsylvania. Our operations are located in facilities with an aggregate of approximately 48,800 square feet and are leased at aggregate current monthly rents of approximately $0.1 million with no lease commitment for these properties extending past the year 2005. The Company has lease commitments for certain properties from which it no longer operates which extend past 2005. We believe that our properties are adequate for our needs. Furthermore, we believe that suitable additional or replacement space will be available when required on terms we believe will be acceptable.

OnSite currently operates out of one facility located in Las Vegas, Nevada. The facility has 2,600 square feet and is leased for $3 per month, through 2007. The Company believes this property is adequate for OnSite’s current needs and believes that suitable additional or replacement space will be available when required on terms we believe will be acceptable.

Item 3.	Legal Proceedings

Cotelligent has filed a claim under arbitration proceedings against Bluebook International Holding, Inc. for unpaid trade accounts receivable. Bluebook International Holding, Inc. has filed a counter claim against Cotelligent for breach of a consulting services agreement. At this time, we do not believe this will have a material adverse impact on our consolidated financial position, results of operations and cash flows.

We are, from time to time, a party to litigation arising in the normal course of our business. We are not presently subject to any material litigation.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders in the fourth quarter.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock. The Common Stock was listed on the NYSE under the symbol “CGZ”, until October 11, 2001, when it was listed on the OTC Bulletin Board, and then temporarily moved to the OTC Pink Sheets on September 25, 2002, returning to the OTC Bulletin Board on February 10, 2003. The Common Stock has been listed on the OTC under the symbol “CGZT”.

	Quarter End
Fiscal Year Ended Dec 31, 2002	Mar 31	June 30	Sept 30	Dec 31
Common stock price per share:
High	$0.50	$0.75	$0.65	$0.62
Low	0.25	0.40	0.11	0.16

Fiscal Year Ended Dec 31, 2003	Mar 31	June 30	Sept 30	Dec 31
Common stock price per share:
High	$0.48	$0.35	$0.43	$0.30
Low	0.25	0.20	0.20	0.13

On April 8, 2004, the last reported sales price of the Common Stock, as reported on the OTC Bulletin Board, was $0.22 per share. On April 8, 2004, there were 733 stockholders of record of the Common Stock.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with the financial statements, related notes and other financial information of the Company included elsewhere herein. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

SELECTED FINANCIAL DATA

(In thousands, except share and per share data)

	Year Ended December 31,			Nine Months Ended December 31	Year Ended March 31,
	2003	2002	2001	2000	2000
Statement of Operations Data (1) (2) (3):
Revenues	$9,936	$16,956	$46,843	$68,444	$109,164
Cost of services	6,543	10,507	33,372	47,161	73,595

Gross profit	3,393	6,449	13,471	21,283	35,569
Research and development costs	619	1,887	862	—	—
Selling, general and administrative expenses	13,733	19,279	32,332	41,238	45,126
Impairment of long-lived assets	177	—	4,562	42,450	—
Restructuring charge	2,531	691	2,436	1,620	—

Operating loss	(13,667)	(15,408)	(26,721)	(64,025)	(9,557)
Other income (expense)	(1,349)	(1,784)	(73)	(1,360)	(3,756)

Loss before provision for income taxes	(15,016)	(17,192)	(26,794)	(65,385)	(13,313)
Benefit for income taxes	(2,509)	(7,493)	(3,455)	(7,677)	(4,660)

Loss from continuing operations	(12,507)	(9,699)	(23,339)	(57,708)	(8,653)

Operating loss from discontinued operations, net of income taxes of $5,379 for the year ended March 31, 2000	—	—	—	—	(9,990)
Income (loss) on sale of discontinued operations, net of income taxes of $12,744, for the nine months ended December 31, 2000-	157	976	(190)	19,541	—

Income (loss) from discontinued operations	157	976	(190)	19,541	(9,990)

Net loss	$(12,350)	$(8,723)	$(23,529)	$(38,167)	$(18,643)

Loss per share
Basic and diluted–
Loss from continuing operations	$(0.94)	$(0.73)	$(1.75)	$(4.26)	$(0.64)
Income (loss) from discontinued operations	0.01	0.07	(0.01)	1.44	(0.74)

Net loss	$(0.93)	$(0.66)	$(1.76)	$(2.82)	$(1.38)

Weighted average number of shares outstanding
Basic and diluted	13,324,217	13,201,532	13,379,320	13,537,927	13,536,775

	December 31,				March 31,
	2003	2002	2001	2000	2000
Balance Sheet Data:
Working capital	$4,567	$16,396	$26,689	$37,353	$43,047
Total assets	$8,363	$25,033	$36,080	$65,805	$159,527
Long-term debt	$—	$—	$—	$—	$52
Stockholders’ equity	$4,483	$16,697	$25,456	$49,284	$85,980

(1)	The Company historically operated on an April 1 to March 31 fiscal year. In July 2000, the Company changed its fiscal year to December 31, resulting in a nine month transition period from April 1, 2000 through December 31, 2000. Prior to March 31, 2000, the Company entered into a plan to divest its IT staff augmentation business. Accordingly, the accompanying financial data have been prepared to present as discontinued operations the Company’s IT staff augmentation business for all periods presented.

(2)	On August 8, 2000, the Company contributed cash and its Philadelphia-based operation to a joint venture, bSmart.to LLC for 50% ownership. On December 6, 2000, the Company exercised its right to terminate the relationship under the joint venture agreement, and consequently, the net assets of the Philadelphia-based operation, including cash and another subsidiary of the joint venture, JAS Concepts, reverted back to the Company. Accordingly, during the period of August 8 through December 6, 2000, the Company’s investment in the joint venture was accounted for on the equity method of accounting. Prior to August 8, 2000 and after December 6, 2000, the results of the Philadelphia-based operation were consolidated with the accounts of the Company.

(3)	Cotelligent acquired OnSite Media, Inc., a Nevada corporation, on March 2, 2004. The results of OnSite Media, Inc. will be included in the Company’s results from its acquisition date.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cotelligent was formed in February 1993 to acquire, own and operate IT consulting services businesses. Cotelligent was a non-operating entity until 1996 when it first began to acquire businesses. The Company historically operated on an April 1 to March 31 fiscal year. In July 2000, the Company changed its fiscal year to December 31, resulting in a nine-month transition period from April 1, 2000 through December 31, 2000. Prior to March 31, 2000, the Company entered into a plan to divest its IT staff augmentation business. Accordingly, the Selected Financial Data of Cotelligent has been restated to present as discontinued operations the Company’s IT staff augmentation business for all periods presented.

Cotelligent provides IT consulting and also provides maintenance, support and hosting on software products it has licensed. The IT consulting services are either provided under time and materials billing arrangements or on a fixed-fee basis. For time and materials arrangements, revenues are recorded as work is performed. Revenues are directly related to the total number of hours billed to clients and the associated hourly billing rates. Hourly billing rates are established for each service provided and are a function of the type of work performed and the related skill level of the consultant. Revenues pursuant to fixed-fee contracts are generally recognized as services are rendered on the percentage-of-completion method of accounting based on hours incurred to total estimated labor hours to complete. In addition, the Company has developed complete mobile workforce management solutions for industries that have medium to large transient sales, field or delivery personnel. A component of these solutions may include software that has been developed by the Company. For each element in a software arrangement (e.g., license, maintenance, and services), revenue is recognized once there is evidence of an arrangement, delivery has been made, the fee is fixed or determinable, the collectibility is probable. The amount of revenue recognized for each element is based upon vendor specific objective evidence of fair value using the residual method. Maintenance and service revenue is recognized as the Company performs the services. The Company has not had significant sales of software.

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

Operating income can be adversely impacted by increased administrative staff compensation and expenses related to streamlining or expanding the Company’s business, which may be incurred before revenues or economies of scale are generated from such investment. Solution business development activities require a higher level of selling, general and administrative activities as well as investment in research and development activities.

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

OVERVIEW OF 2003 AND 2002

Beginning in late 1999, the Company began to see a general softening in demand for IT services and solutions. This was initially caused by the so-called Y2K problem. Because Cotelligent had framed its business around software development and IT staffing (as opposed to Y2K project oriented tasks and activities) we experienced a decline in the demand for our services and solutions In the process of executing a retrenchment strategy in 2001 we began to experience the impact of a downturn in US and global economic performance which was exacerbated in late 2001 and 2002 by international terrorist activities. Furthermore, financial pressures caused by these factors resulted in many of Cotelligent’s clients to either discontinue IT services projects altogether, or pursue a lower cost option of software development in India and other off-shore labor markets.

We believe we have been proactive in dealing with these issues in a market environment that continues to be under severe spending pressure. As an example, in June of 2000 the Company divested the majority its staff augmentation business. In the years that followed leading up to 2002, the Company strategically shifted from providing general IT services and solutions to a targeted approach to offering mobile workforce management and Web services. We changed our go-to-market strategy to better focus our resources and leverage our deep experience and solid client base in these areas. Our decision to do this was reinforced at the time by market research, financial research and the Company’s own research and analysis indicating that mobile workforce management and Web services were the next emerging growth markets. Our solutions utilized broadly accepted as well as cutting edge technologies. The Company had spent considerable time devoted to the development of these core competencies after divesting the majority of our staff augmentation business in 2000. In addition, the Company carefully assessed and exited a number of solutions and service offerings that were not core to the principal service offerings outlined above.

While executing this strategy we believed we were focused on offering services that would result in additional revenue in the near term. From 2001 through the third quarter of 2003 the Company continued to invest heavily in a large scale sales, marketing and business development organization working to capture new business. In September 2002, the Company hired a marketing executive to develop and implement a more formalized and systematic marketing program for the Company because of the difficulty we were having in selling new business to new clients. Marketing programs re-designed and put in place by early 2003 offered promising results when measured against prior year sales opportunity pipeline and business backlog. By the second quarter of 2003, the Company gained more confidence in its marketing program and saw an unprecedented number of prospect and client proposals. Nevertheless, throughout 2003 we continued to be disappointed by prospects and clients either delaying decisions to initiate projects or pursuing a lower cost off-shore option to executing their projects. In spite of the Company’s investments in its selling organization, we were not successful in signing new business with companies we had not done business with before. We did, however, continue to receive new contracts with existing clients.

In August of 2003, it became clear to us that a number of opportunities that only a few months before looked promising were not going to occur. The Company performed an in-depth review of each opportunity and concluded that businesses were reticent to use discretionary expenditures to invest in mobile workforce and Web service technologies given the fact that their current IT environments operated satisfactorily. In addition, fearful of continuing economic circumstances and market pressures, we observed that many of the prospects that decided to pursue projects did so with larger, better capitalized firms than Cotelligent.

It became evident that the outlook for spending in IT services would continue to be uncertain without any clear indication of when a turnaround could be expected. Accordingly, in August 2003, the Company terminated the majority of its senior executive staff along with most of the sales and business development organization. At the same time we aggressively engaged our existing clients and committed ourselves to supporting their project requirements. In some cases we have been successful in securing longer term commitments. By scaling back expenses and focusing intensely on generating revenue from our long term clients we began to stabilize our revenue trend allowing us to move forward in our attempt to restore profitability and positive cash flow in the near term.

Throughout the remainder of 2003, the Company continued to reduce headcount and looked closely at expense activity to scale back and streamline operating costs in line with revenue. The Philadelphia-based operation that supports Cotelligent’s sales force automation application FastTrack has achieved stable revenue over the past several years and our clients continue to give us high marks for performance and client service. In addition, the core team responsible for our custom software development activities is helping us to take advantage of recurring projects with existing clients. By keeping only the top sales account executives and account managers, we have lowered our selling cost and improved our client relationships and retention.

In April 2003, our Chief Executive Officer, James Lavelle, sent a letter to our stockholders indicating the Company’s intention to engage in merger and acquisition activities in order to help improve Cotelligent’s prospects for the future and increase our scale. As a matter of course since we started our Company in 1996 and successfully executed an aggressive M&A strategy through early 1999, we have researched and analyzed a variety of vertical markets that could provide new growth opportunities for us through merger or acquisition. In mid-2003 Cotelligent signed a Letter of Intent to acquire a field force automation firm. After 90 days of due diligence, we decided not to consummate the transaction.

In September 2003, Cotelligent engaged in a dialog with narrowcasting company, OnSite Media, Inc. The combination of Cotelligent’s deep history in Internet, media and wireless technologies and OnSite’s strength in driving video content to high growth venues in the gaming and hospitality industries looked promising. Cotelligent entered into a definitive agreement to acquire OnSite Media, Inc. on November 24, 2003, and closed the transaction on March 2, 2004. By integrating OnSite’s business with Cotelligent’s infrastructure, and by utilizing our public company know how to position us for the future, we have set about executing a strategy that we believe will allow us to play an important role in the convergence of Internet, video and mobile technology. This is a growing; fast paced market in which we believe the ability to integrate these technologies will help us to differentiate us from many other companies.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues

Revenues decreased during the year ended December 31, 2003 by $7,020, or 41%, to $9,936 from $16,956 in the year ended December 31, 2002.

During 2003, the Company continued its evolution from providing general IT consulting services towards offering IT solutions targeted in mobile workforce management and Web services. The decrease in revenue was due to a reduction in custom software development projects. The 2002 decrease in revenues occurred at a time when there was a softening in the IT services market and during which time the Company invested heavily in sales and formalized marketing programs. Although the sales and marketing efforts resulted in increased interest from potential clients, the Company’s experience has been that businesses have not increased spending on IT services and continuously delayed spending in anticipation of further evidence that an economic recovery was imminent.

Gross Profit

Gross profit decreased in the year ended December 31, 2003 by $3,056, or 47%, to $3,393 from $6,449 in the year ended December 31, 2002.

The decrease in gross profit was commensurate with the overall reduction in revenue. Gross profit as a percentage of revenues decreased to 34% from 38% due to utilization of billable staff. As revenues decreased, excess billable staff was retained in order to maintain certain skill levels within multiple locations. Through a reorganization of responsibilities, the Company maintained the necessary skill levels but eliminated a number of underutilized billable people. Consequently, by the fourth quarter of 2003, our gross margin increased to 40%.

Research and Development Costs

Research and development costs were $619 for the year ended December 31, 2003 compared to $1,887 for the year ended December 31, 2002.

In 2003, research and development costs of $619 comprised research and development incurred for the development of a software solution for a business partner ($230) and other ancillary projects ($389). By the fourth quarter of 2003, most of the research and development staff had left the company through reductions in force.

In 2002, research and development expense of $1,887 comprised research and development costs incurred for the development of a software solution for a business partner ($1,048), together with the continued research and development costs related to the development of middleware software associated with the mobile workforce management service offerings and other ancillary projects ($839).

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $5,546, or 29%, to $13,733 for the year ended December 31, 2003 from $19,279 for the year ended December 31, 2002. The $5,546 decrease in selling, general and administrative items comprised the following items.

Decrease in wage expense due to reductions in number of operating staff as evidenced by 27 operating staff at the end of 2003 compared to 58 operating staff at the end of 2002	$3,704
Decrease in outside accounting service and audit fees primarily due to the re-audit of 2000 and 2001 financial statements in the prior year	771
Decrease in occupancy and office operating costs due to the closure of operating locations and lower headcount	725
Decrease in travel and entertainment expenses due to reductions in sales, business development and executive staff positions	514
Decrease in commissions paid to sales people as a result of lower revenues	314
Decrease in legal services due to less litigation	171
Recoveries from previously written off accounts receivable	(399)
Write down of note receivable from acquirer of a discontinued operation	(303)
Other effects	49

Total decrease in selling, general and administrative expenses	$5,546

Impairment of Long-lived Assets

During the year ended December 31, 2003, the Company recognized an impairment charge for long-lived assets of $177 relating to property, purchased software and equipment associated with its headquarters location.

Restructuring Charge

In August 2003, as part of the Company’s efforts to streamline its operations commensurate with its revenue base, the Company identified opportunities to reduce its cost structure by reducing headcount. The Company terminated approximately 33 management and operating staff between August 2003 and December 2003 and recorded a restructuring charge related to the severance and extended medical (COBRA) benefits provided to the terminated employees of $2,531. The Company paid all severance benefits prior to December 31, 2003. A former officer of the Company terminated as part of the restructuring plan, used severance benefits to re-pay $618 of notes receivable and accrued interest due the Company.

In the fourth quarter of 2002, as part of the Company’s effort to reorganize its marketing approach and delivery of client services, the Company identified opportunities to reduce its cost structure by reducing headcount. Accordingly, the Company adopted a restructuring plan. The restructuring charge of $691 included provisions for severance of approximately 27 management and operating staff. The entire amount of severance was paid in the fourth quarter of 2002.

Other Income (Expense)

Other income (expense) primarily consists of interest income, interest expense, and equity method losses on an investment in an alliance partner and the change in market value associated with an investment in a marketable security.

Interest income, net of interest expense was $259 for the year ended December 31, 2003 compared to $183 for the year ended December 31, 2002. The increase in net interest income was the result of recognizing interest income on payment of notes receivable by certain officers of the Company, a decrease in interest expense due the pay-off of an obligation due the sellers of an acquired business, offset by lower interest income on lower cash balances on hand during the year ended December 31, 2003.

Other expense for the year ended December 31, 2003 was $1,608, and was principally the change in market value associated with an investment in a marketable security ($1,273) and equity method losses on an investment in an alliance partner ($335).

Provision (Benefit) for Income Taxes

The Company realized an income tax benefit of $2,509 for the year ended December 31, 2003, compared to an income tax benefit of $7,493 for the year ended December 31, 2002.

The income tax benefit of $2,509 for the year ended December 31, 2003, resulted from the reversal of an accrual for income tax contingencies of $2,549, offset by state tax payments of $40. During the annual assessment of the tax provision in the fourth quarter of 2003, the Company identified additional net operating losses, available for carryback to the tax years that gave rise to the contingencies, which became available in 2003 to mitigate the exposure.

The income tax benefit of $7,493 for the year ended December 31, 2002 was the result of the Job Creation and Worker Assistance Act of 2002, approved by Congress on March 9, 2002, allowing net operating losses for the Company’s fiscal tax year ended March 31, 2002 to be carried back five years. In accordance with SFAS No. 109, the effect of this change in tax law was reflected in the December 31, 2002 financial statements as changes in tax law must be reflected in the period of enactment.

Income (Loss) from Discontinued Operations

Discontinued operations comprised operations associated with the IT staff augmentation portion of the Company’s business and the gain on the sale of the discontinued operations.

The income from discontinued operations of $157 for the year ended December 31, 2003 was the result of cash collected on trade accounts receivable written off in prior years to bad debt expense ($51) and proceeds from a lawsuit against the predecessor owners of one of the discontinued operations ($106).

The income from discontinued operations of $976 for the year ended December 31, 2002 was the result of cash collected on trade accounts receivable in 2002 written off in prior years to bad debt expense ($501) and proceeds from a lawsuit against the predecessor owners of one of the discontinued operations ($475).

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues

Revenues decreased during the year ended December 31, 2002 by $29,887, or 64%, to $16,956 from $46,843 in the year ended December 31, 2001.

During 2002, the Company continued its evolution from providing general IT consulting services towards offering IT solutions targeted in mobile workforce management and Web services. Consequently, the decrease in revenue was due to the reduction in general IT services the Company had decided not to actively pursue, primarily because these service offerings were not strategic to the Company and a softening in the market for these service offering made it difficult and expensive to secure new or renewed business. The Company carefully assessed and continued to exit a number of solutions oriented lines of business and service offerings in 2002 that were not core to mobile workforce management and Web services. Towards the end of 2002, approximately 77% of the Company’s revenue was related to mobile workforce management or Web Services.

Gross Profit

Gross profit decreased in the year ended December 31, 2002 by $7,022, or 52%, to $6,449 from $13,471 in the year ended December 31, 2001.

The decrease in gross profit was commensurate with the overall decrease in revenue. Nevertheless, gross profit as a percentage of revenues increased to 38% from 29% due to the implementation of a pricing model that provided for a better analysis of the cost the Company needed to recover on engagements, a mix shift to higher margin projects, caused in part by the end of some long-term, lower margin, legacy system development engagements, and reductions in underutilized billable staff.

Research and Development Costs

Research and development costs were $1,887 for the year ended December 31, 2002 compared to $862 for the year ended December 31, 2001.

In 2002, research and development expense of $1,887 comprised research and development costs incurred for the development of a software solution for a business partner ($1,048), together with the continued research and development costs related to the development of middleware software associated with the mobile workforce management service offerings and other ancillary projects ($839).

In 2001, the Company created a dedicated team of people solely focused on the research and development activities associated with mobile workforce management and Web services solutions. In 2001, the $862 was expensed on development of a new version of middleware software associated with the mobile workforce management service offerings.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $13,053, or 40%, to $19,279 in the year ended December 31, 2002 from $32,332 for the year ended December 31, 2001. The $13,053 decrease in selling, general and administrative items comprised the following items.

Decrease in wage expense due to reductions in number of operating staff as evidenced by 68 operating staff at the end of 2002 compared to 110 operating staff at the end of 2001	$7,202
Decrease in depreciation on property and equipment due to the write-down of certain property and equipment to zero at December 31, 2001	2,598
Decrease in occupancy and office operating costs due to the closure of operating locations and lower headcount	1,412
Decrease in commissions paid to sales people as a result of lower revenues	1,174
Decrease in bad debt expense due to the realization of a number of recoveries of accounts receivable previously written off	769
Decrease in recruiting expense due to lower levels of revenues resulting in lower attrition of staff or the hiring of new staff members	542
Decrease in marketing and sales expense due to lower revenues	403
Decrease in technical support fees related to internal computer systems	349
Decrease in general operating expenses such as banking fees, benefit plan administration expenses, payroll processing fees, license fees and moving costs	305
Decrease in business taxes	248
Decrease in employee relations expense due to lower headcount	183
Decrease in travel and entertainment expenses due to reductions in revenues and headcount	82
Increase in outside accounting service and audit fees primarily due to the re-audit of 2000 and 2001 financial statements in 2002	(789)
Increase in legal services and proxy solicitation costs due to increased litigation and a proxy fight involving a dissident stockholder in connection with the Company’s 2002 annual meeting	(1,587)
Other effects	162

Total decrease in selling, general and administrative expenses	$13,053

Impairment of Long-lived Assets

During the year ended December 31, 2001, the Company recognized an impairment charge for long-lived assets of $4,562 relating to a $3,430 property and equipment impairment charge and a further $1,132 property and equipment impairment charge associated with locations where the Company ceased operations.

Restructuring Charge

In the fourth quarter of 2002, as part of the Company’s effort to reorganize its marketing approach and delivery of client services, the Company identified opportunities to reduce its cost structure by reducing headcount. Accordingly, the Company adopted a restructuring plan. The restructuring charge of $691 included provisions for severance of approximately 27 management and operating staff. The entire amount of severance was paid in the fourth quarter of 2002.

In September 2001, as part of the Company’s efforts to streamline its operations commensurate with its revenue base, the Company identified opportunities to reduce its cost structure by reducing headcount and closing certain operating facilities to conform to the Company’s new operating structure. The restructuring charge of $2,436 during the year ended December 31, 2001 included provisions for severance of approximately 145 management and operating staff ($1,034) as well as closure costs associated with a plan to dispose of certain locations ($1,402).

Other Income (Expense)

Other income (expense) primarily consists of interest income, interest expense, and equity method losses on an investment in an alliance partner and the change in market value associated with an investment in a marketable security.

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

The income tax benefit of $7,493 for the year ended December 31, 2002 was the result of the Job Creation and Worker Assistance Act of 2002, approved by Congress on March 9, 2002, allowing net operating losses for the Company’s fiscal tax year ended March 31, 2002 to be carried back five years. In accordance with SFAS No. 109, the effect of this change in tax law was reflected in the December 31, 2002 financial statements as changes in tax law must be reflected in the period of enactment.

The income tax benefit of $3,455 for the year ended December 31, 2001 resulted from a decrease in a valuation allowance previously established against a goodwill deduction that was utilized on the March 31, 2001 tax return.

Income (Loss) from Discontinued Operations

Discontinued operations comprised operations associated with the IT staff augmentation portion of the Company’s business and the gain on the sale of the discontinued operations.

The income from discontinued operations of $976 for the year ended December 31, 2002 was the result of cash collected on trade accounts receivable in 2002 written off in prior years to bad debt expense and proceeds from a lawsuit against the predecessor owners of one of the discontinued operations.

The income from discontinued operations of $190 for the year ended December 31, 2001 consists of the operating results of the discontinued operations, which only included one remaining component from the original plan. This loss was not anticipated under the original plan and, therefore, was not accrued for as of June 30, 2000. In addition, during the year ended December 31, 2001, the Company abandoned its plan to sell the one remaining component, and consequently, closed the business.

LIQUIDITY AND CAPITAL RESOURCES

In recent years, the Company has financed its operations principally through its own cash. The Company has not maintained a credit facility since June 30, 2000.

Cash used by operating activities was $13,373 for the year ended December 31, 2003 compared to cash provided in operating activities of $484 for the year ended December 31, 2002. In 2003, the $12,507 loss from continuing operations, $2,371 reduction in accounts payable and accrued liabilities, offset by the $989 reduction in accounts receivable and the $1,273 unrealized loss on an investment in a marketable security were the primary net uses in operating activities. In 2002, the $6,811 benefit of income tax refunds (net of deferred taxes), 2,927 reduction in accounts receivable, $1,457 unrealized loss on an investment in marketable security, offset by the $9,699 loss from continuing operations and $1,661 decrease in accounts payable and accrued expenses were the primary net sources of cash provided by operating activities. The primary sources of liquidity for the Company going forward are the collection of its accounts receivable and the cash balances at December 31, 2003. Total receivables were 51 and 75 days of quarterly revenue at December 31, 2003 and December 31, 2002, respectively.

Cash provided by investing activities was $1,159 for the year ended December 31, 2003 compared to $2,670 used in investing activities for the year ended December 31, 2002. In 2003, the Company received $1,080 of payments on a note from the acquirer of a discontinued operation and $270 from the investment in a marketable security for services provided by the Company for which the Company had not recognized revenue, offset by $191 for the purchase of property and equipment, principally for continuous upgrades to computer software and equipment. In 2002, the Company used $3,000 for an investment in a marketable security and $486 for the purchase of property and equipment, principally for continuous upgrades to computer software and equipment offset by $816 of payments on a note from the acquirer of a discontinued operation.

Cash provided by financing activities was $62 for the year ended December 31, 2003 compared to $4 for the year ended December 31, 2002. In 2003, the Company received $62 in proceeds from the sale of common stock. In 2002, the Company received $4 in proceeds from the sale of common stock.

During 2003, management has taken action in response to the continued softness in IT services in order to preserve cash, including but not limited to significant reductions in headcount, outsourcing certain administrative functions, changing benefit plan insurance carriers and entered into an agreement to acquire a business in an industry with more near term growth prospects than IT services. Management has carefully forecasted its results of operations and financial position through December 31, 2004 and believes that the remaining cash on hand will provide adequate cash to funds its anticipated cash working capital needs, including cash requirements related to the purchase of OnSite at least through December 31, 2004. In the event circumstances arise that are not factored into the forecast, management can take further action such as additional reductions in headcount and look for financing alternatives. Management has already begun the process of meeting with various funding sources and will continue to explore alternatives in order to secure financing in advance of any finance needs. The Company cannot be sure, however, that its results of operations will be sufficient to meet its cash needs through December 31, 2004, or that it can take additional actions to make up for any cash shortfall.

The following table reflects our contractual cash obligations as of December 31, 2003, excluding interest, due over the indicated periods.

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Contractual Cash Obligations:
Operating leases, net of sublet arrangements	$2,834	$1,128	$1,706	$—	$—

CRITICAL ACCOUNTING ESTIMATES

Allowance for Doubtful Accounts

The Company provides an allowance for potentially uncollectible accounts receivable under the provisions of SFAS No. 5, “Accounting for Contingencies,” in the ordinary course of business. The allowance is derived as the result of periodic reviews of aged and known problem accounts during each quarter. In addition the Company reserves for unknown issues in its receivables at the balance sheet date using a formula consistent from quarter to quarter. Management believes that its approach is appropriate to reserve for potentially uncollectible receivables. If management had taken another approach to developing its reserve, the allowance for doubtful accounts may have been different than that reported.

Revenue Recognition

The Company recognizes revenue for time and materials contracts when there is evidence of an agreement, a fixed or determinable fee, collectibility is reasonably assured, and delivery has occurred. Revenues exclude reimbursable expenses charged to and collected from clients. Revenues pursuant to fixed-fee contracts are generally recognized as services are rendered on the percentage-of-completion method of accounting based on hours incurred to total estimated labor hours to complete. Revenues earned for software license sales and service contracts are recorded based on the provisions of AICPA SOP 97-2, “Software Revenue Recognition,” as amended, which shares the basic criteria described above, except collectibility is probable rather than reasonably assured.

Accounting for Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Management judgment is required in evaluating whether impairment has occurred. Furthermore, our estimated cash flow is based on historical results adjusted to reflect our best estimate of future market and operating conditions. Any material change affecting the assumptions used to project the estimated undiscounted cash flows or our expectation of future market conditions could result in a different conclusion. Assets for which the carrying value is not fully recoverable are reduced to fair value.

Accounting for Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” This pronouncement requires using an asset and liability approach to recognize deferred tax assets and liabilities for the tax consequences of temporary differences by applying enacted statutory tax rates to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company has not given benefit to any deferred tax assets or net operating losses in the previous three fiscal years due to uncertainty of realizing these assets in future periods. In addition, the financial statements have provided for certain tax positions taken by the Company in certain tax periods where the statute of limitations still applies.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

During the year ended March 31, 2000 and through the quarter ended June 30, 2000, the Company was exposed to market risk related to changes in interest rates on its Credit Line. The interest rate for the Credit Line was tied to the Agent’s prime rate and LIBOR. The Credit Line was terminated on June 30, 2000 upon the complete payment of all of the Company’s obligations under the Credit Agreement.

On August 19, 2002, the Company acquired Convertible Redeemable Preferred Stock in Bluebook International Holding Company (“Bluebook”). The Company accounts for the preferred stock as a trading security with changes in fair value recorded in the consolidated statements of operations. Accordingly, subsequent to August 19, 2002, the Company was exposed to market risk related to changes in the market price of the common stock in Bluebook.

Item 8.	Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Cotelligent, Inc.:

We have audited the accompanying consolidated balance sheets of Cotelligent, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cotelligent, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Costa Mesa, California

April 8, 2004

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$5,688	$17,683
Refundable income taxes	85	197
Accounts receivable, including unbilled accounts of $245 and $354 and net of allowance for doubtful accounts of $62 and $124, respectively	1,246	2,399
Notes receivable from officers and stockholder, net of valuation allowance of $796 and $1,703, respectively	—	—
Current portion of note receivable from acquirer of discontinued operation	200	480
Prepaid expenses and other current assets	608	526

Total current assets	7,827	21,285
Property and equipment, net	289	451
Note receivable from acquirer of discontinued operation	—	1,103
Investment in marketable security	—	1,543
Equity investment in alliance partner	—	335
Other assets	247	316

Total assets	$8,363	$25,033

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$617	$1,353
Accrued compensation and related payroll liabilities	984	1,435
Restructuring liabilities	289	117
Deferred revenue	711	247
Other accrued liabilities	659	1,737

Total current liabilities	3,260	4,889
Restructuring liabilities, net of current portion	520	805
Lease deposits on sublet properties	31	24
Income tax payable	69	2,618

Total liabilities	3,880	8,336

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.01 par value; 500,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $0.01 par value; 100,000,000 shares authorized, 14,826,613 and 15,390,954 shares issued, respectively	148	154
Additional paid-in capital	83,247	86,374
Notes receivable from stockholders	(2,671)	(5,940)
Accumulated deficit	(75,741)	(63,391)
Treasury stock	(500)	(500)

Total stockholders’ equity	4,483	16,697

Total liabilities and stockholders’ equity	$8,363	$25,033

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	For the Year Ended December 31,
	2003	2002	2001
Revenues	$9,936	$16,956	$46,843
Cost of revenues	6,543	10,507	33,372

Gross profit	3,393	6,449	13,471
Research and development costs	619	1,887	862
Selling, general and administrative expenses	13,733	19,279	32,332
Impairment of long-lived assets	177	—	4,562
Restructuring charge	2,531	691	2,436

Operating loss	(13,667)	(15,408)	(26,721)
Other income (expense):
Interest expense	(35)	(112)	(119)
Interest income	294	295	945
Other	(1,608)	(1,967)	(899)

Total other expense	(1,349)	(1,784)	(73)

Loss from continuing operations before income taxes	(15,016)	(17,192)	(26,794)
Income tax benefit	(2,509)	(7,493)	(3,455)

Loss from continuing operations	(12,507)	(9,699)	(23,339)

Income (loss) from discontinued operations, net of income taxes of $-, $-, and $-	157	976	(190)

Income (loss) from discontinued operations	157	976	(190)

Net loss	$(12,350)	$(8,723)	$(23,529)

Earnings per share:
Basic and diluted –
Loss from continuing operations	$(0.94)	$(0.73)	$(1.75)
Income (loss) from discontinued operations	0.01	0.07	(0.01)

Net loss	$(0.93)	$(0.66)	$(1.76)

Basic and diluted weighted average number of shares outstanding	13,324,217	13,201,532	13,379,320

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

	Common Stock		Notes Additional Paid-In Capital	Receivable from Stockholders	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2000 (note 12)	15,349,630	$153	$86,640	$(6,368)	$(31,139)	—	$—	$49,286
Issuance of Common Stock, net of costs	215,127	3	196	—	—	—	—	199
Cancellation of LSPP Note	(50,000)	(1)	(174)	175	—	—	—	—
Purchase of Treasury Shares	—	—	—	—	—	644,600	(500)	(500)
Net loss	—	—	—	—	(23,529)	—	—	(23,529)

Balance at December 31, 2001	15,514,757	155	86,662	(6,193)	(54,668)	644,600	(500)	25,456
Issuance of Common Stock, net of costs	31,197	1	3	—	—	—	—	4
Cancellation of LSPP Note	(55,000)	(1)	(252)	253	—	—	—	—
Return of shares issued in connection with earn-out to sellers of acquired business	(100,000)	(1)	(39)	—	—	—	—	(40)
Net loss	—	—	—	—	(8,723)	—	—	(8,723)

Balance at December 31, 2002	15,390,954	154	86,374	(5,940)	(63,391)	644,600	(500)	16,697
Issuance of Common Stock, net of costs	322,501	3	59	—	—	—	—	62
Change in terms of stock options granted	—	—	74	—	—	—	—	74
Modification of notes receivable from stockholders	—	—	(3,048)	3,048	—	—	—	—
Cancellation of LSPP Notes	(886,842)	(9)	(212)	221	—	—	—	—
Net loss	—	—	—	—	(12,350)	—	—	(12,350)

Balance at December 31, 2003	14,826,613	$148	$83,247	$(2,671)	$(75,741)	644,600	$(500)	$4,483

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share data)

	For the Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Loss from continuing operations	$(12,507)	$(9,699)	$(23,339)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	176	35	2,634
Impairment of long-lived assets	177	—	4,562
Compensation expense on change in terms of stock options	74	—	—
Equity loss from investment in alliance partner	335	512	919
Unrealized loss on investment in marketable security	1,273	1,457	—
Deferred income taxes, net	—	(7,493)	2,745
Loss on disposal of property and equipment	—	—	5
Provision for doubtful accounts	164	440	(753)
Loss on forgiveness of note receivable from acquirer of discontinued operation	303	—	400
Changes in current assets and liabilities:
Accounts receivable	989	2,854	14,553
Prepaid expenses and other current assets	(82)	280	581
Accounts payable and accrued liabilities	(2,371)	(1,661)	(6,280)
Deferred revenue	464	(627)	781
Income taxes, net	(2,437)	14,304	(6,264)
Other assets	69	82	18

Net cash provided by (used in) operating activities	(13,373)	484	(9,438)
Cash flows from investing activities:
Payments received on note from acquirer of discontinued operation	1,080	816	430
Purchases of property and equipment	(191)	(486)	(440)
Investment in marketable security	—	(3,000)	—
Dividend received from marketable security	270	—	—

Net cash provided by (used in) investing activities	1,159	(2,670)	(10)
Cash flows from financing activities:
Payments on capital lease obligations	—	—	(12)
Payments on amounts due sellers of acquired businesses	—	—	(600)
Net proceeds from issuance of common stock	62	4	199
Repurchase of common stock	—	—	(500)

Net cash provided by (used in) financing activities	62	4	(913)

Cash flows from discontinued operations:
Cash provided by (used in) discontinued operations	157	1,087	2,639

Net decrease in cash and cash equivalents	(11,995)	(1,095)	(7,722)
Cash and cash equivalents at beginning of period	17,683	18,778	26,500

Cash and cash equivalents at end of period	$5,688	$17,683	$18,778

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(In thousands, except share and per share data)

	For the Year Ended December 31,
	2003	2002	2001
Supplemental disclosures of cash flow information:
Interest paid	$36	$102	$2
Income taxes paid	2	—	84
Income taxes refunded	53	14,304	199
Significant non-cash financing and investing activities:
Return of shares previously issued in connection with leveraged stock purchase plan	221	253	175
Return of shares previously issued in connection with earn-out to sellers of acquired business	—	40	—
Modification of notes receivable for shares issued under leveraged stock purchase plan	3,048	—	—
Services exchanged for preferred stock of third party	—	2,100	—
Repayment of officer notes receivable with severance and bonus compensation	1,080	—	—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Note 1 – Summary of Significant Accounting Policies and Practices

Description of Business

Cotelligent, Inc. (“Cotelligent” or the “Company”), a Delaware corporation, provides software consulting services to businesses with complex information technology (“IT”) operations and provides maintenance, support and contract services on software products it licensed. These financial statements include the accounts of Cotelligent, Inc. and its subsidiaries.

In 2000, the Company was organized in two practice groups, Technology Solutions and Professional Services (also known as its IT staff augmentation business), and operated across the United States along with international consultant recruiting offices in Brazil and the Philippines. Prior to March 31, 2000, the Company entered into a plan to divest its IT staff augmentation business. Accordingly, the accompanying consolidated financial statements and related footnotes have been prepared to present as discontinued operations the Company’s IT staff augmentation business for all periods presented.

Liquidity

The Company has suffered significant operating losses as well as negative operating cash flows in the last three years and continues to be subject to certain risks common to companies in this industry. These uncertainties include the availability of financing, the retention of and dependence on key individuals, the affects of intense competition, the ability to develop and successfully market new product and service offerings, and the ability to streamline operations and increase revenues. There can be no assurance the Company will be profitable in the future.

During 2003, management has taken action in response to the continued softness in IT services in order to preserve cash, including but not limited to significant reductions in headcount, outsourcing certain administrative functions, changing benefit plan insurance carriers, entered into an agreement to acquire a business in an industry with more near term growth prospects than IT services, and commenced looking for financing alternatives. Management has carefully forecasted the Company’s results of operations and financial position through December 31, 2004 and believes that the remaining cash on hand will provide adequate cash to funds its anticipated cash working capital needs, including cash requirements related to the purchase of OnSite at least through December 31, 2004. In the event circumstances arise that are not factored into the forecast, management will take further action such as additional reductions in headcount and to continue looking for financing alternatives.

Basis of Presentation

The accompanying consolidated financial statements and related notes to the consolidated financial statements include the accounts and results of Cotelligent, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States require management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Significant items subject to estimation include the allowance for doubtful accounts, revenue recognition, restructuring liabilities, accounting for long-lived assets and income taxes. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. Receivables arising from services provided to clients are not collateralized and accordingly, the Company performs ongoing credit evaluations of its clients to reduce the risk of loss and provides an allowance for potentially uncollectible accounts. In addition, the Company has a high concentration of its revenues and accounts receivable in a few clients.

At December 31, 2003, the first, second, third, fourth and fifth largest customer receivable balances were 15%, 14%, 13%, 12% and 12% of total receivables, respectively. These five receivable balances were the only accounts that exceeded 10% of total receivables and in the aggregate represented 66% of total receivables. For the year ended December 31, 2003, the first, second, third and ten largest customers comprised 21%, 20%, 13% and 83% of total revenues, respectively.

At December 31, 2002, three clients individually accounted for more than 10% of the Company’s revenues, respectively. In addition five clients accounted for more than 10% of accounts receivable at December 31, 2002.

For the year ended December 31, 2001, no single client accounted for more than 10% of the Company’s revenues, nor accounts receivable at December 31, 2001.

Deferred Acquisition Costs

The Company defers costs associated with potential acquisitions which typically include outside service costs (such as legal and accounting) directly attributable to a target acquisition and classifies such amounts in other current assets. When a target acquisition is acquired, the associated deferred acquisition costs are included in the purchase price of the acquisition. At the time the Company determines a potential acquisition will not be acquired, the associated deferred transaction costs are charged to selling, general and administrative expenses.

Software Development Costs

Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or otherwise Marketed.” Because the Company believes that its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no software development has been capitalized as of December 31, 2003 and 2002.

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

Investments in other businesses that meet the definition of a debt security under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” are classified as trading securities and reported at fair value, with unrealized gains and losses recorded in other income (expense) in the consolidated statements of operations.

Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Prior to the adoption of SFAS No 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for the Long-Lived Assets to Be Disposed Of.” In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying amount of long-lived assets to determine whether or not impairment to such amount has occurred.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, marketable securities, refundable income taxes, short-term accounts receivable, a note receivable, accounts payable, accrued liabilities and income taxes payable for which current carrying amounts are equal to or approximate fair market value.

Revenue Recognition

The Company recognizes revenue for time and materials contracts when there is evidence of an agreement, a fixed or determinable fee, collectibility is reasonably assured, and delivery has occurred. Revenues include reimbursable expenses charged to and collected from clients. Revenues pursuant to fixed-fee contracts are generally recognized as services are rendered on the percentage-of-completion method of accounting based on hours incurred to total estimated labor hours to complete. Revenues earned for software license sales and service contracts are recorded based on the provisions of AICPA SOP 97-2, “Software Revenue Recognition,” as amended, which shares the basic criteria described above, except collectibility is probable rather than reasonably assured. For each element in a software arrangement (e.g. license, maintenance, and services), the amount of revenue recognized is based upon vendor specific objective evidence of fair value using the residual method. Maintenance and service revenue is recognized as the Company performs the services.

Cost of Revenues

Cost of revenues consists primarily of compensation and benefits of Cotelligent’s employees engaged in the delivery of consulting services.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Provision is made in the Company’s consolidated financial statements for current income taxes payable and deferred income taxes arising primarily from net operating loss carryforwards and temporary differences. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce deferred tax assets, when realization may not be likely.

Repurchase of Common Stock

The Company records the repurchase of Common Stock as a reduction of stockholders’ equity at cost. When shares of common stock are reissued, the Company uses a first-in, first-out method.

Stock-Based Compensation

The Company has adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended. As permitted by the provisions of SFAS No. 123, the Company continues to apply the provision of APB Opinion 25 and related interpretations in accounting for its employee stock option plans.

Accordingly, the Company measures compensation expense for its employee stock-based compensation awards using the intrinsic value method and provides pro forma disclosures of net income (loss) and earnings (loss) per share as if the fair value method had been applied. Therefore, compensation cost for employee’s stock awards is measured as the excess, if any, of the fair value of our common stock at the grant date or re-measurement date over the amount an employee must pay to acquire the stock and is amortized over the related service periods using the straight-line method. Compensation expense previously recorded for unvested employee stock-based compensation awards that are forfeited upon employee termination is reversed in the period of forfeiture.

The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing (“Black-Scholes”) model with the following weighted average assumptions for the years ended December 31, 2003, 2002 and 2001, respectively: (1) risk-free interest rates of 1.94%, 3.78% and 3.64%, (2) a dividend yield of 0%, (3) volatility factors of the expected market price of the Company’s common stock of 186%, 187%, 188%, and (4) a weighted average expected life of 3.25, 3.25 and 3.25 years. The weighted average fair values of options granted during the years ended December 31, 2003, 2002 and 2001 were $0.24, $0.38 and $0.20 per share, respectively. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restriction and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected volatility of the Company’s Common Stock. For purposes of pro forma disclosure, the estimated fair value of options is amortized to expense over the options’ vesting period. If the Company had elected to recognize compensation expense for options granted during the years ended December 31, 2003, 2002 and 2001, based on the fair value as described in SFAS No. 123, net loss and earnings per share would have been changed to the pro forma amounts indicated below.

	For the Year Ended December 31,
	2003	2002	2001
Net loss as reported	$(12,350)	$(8,723)	$(23,529)
Add: Stock-based employee compensation expense included in net loss, net of tax	74	—	—
Deduct: Total Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	243	1,108	3,433

Pro forma net loss	$(12,519)	$(9,831)	$(26,962)

Loss per share, as reported:
Basic and diluted	$(0.93)	$(0.66)	$(1.76)

Pro forma loss per share:
Basic and diluted	$(0.94)	$(0.74)	$(2.02)

The Company stock option awards are typically accounted for as fixed awards because the number of shares that an individual employee is entitled to receive, and the option price, if any, are known at the grant date. However, awards under the Company’s Leveraged Stock Purchase Plan (“LSPP”), where the Company issues shares in exchange for a note considered nonrecourse for accounting purposes, are treated as variable awards because the Company cannot determine the ultimate purchase price of the shares at the issuance date. For variable awards, the Company estimates total compensation cost for each period from the issuance date to the final measurement date based on the quoted market price of the Company’s stock at the end of each period. No compensation expense has been reported during the periods presented for the LSPP awards.

The LSPP awards resulted in outstanding common shares of 750,000, 1,677,979 and 1,696,226 at December 31, 2003, 2002 and 2001, respectively, that are reflected in the applicable accompanying consolidated balance sheets and consolidated statement of stockholders equity. However, these shares are equivalent to stock options for purposes of calculating earnings (loss) per share.

Earnings (Loss) Per Share

Basic earnings (loss) per share are calculated by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share include the impact of Common Stock options outstanding, when dilutive.

Discontinued Operations

Discontinued operations consist of the Company’s IT staff augmentation business. The Company entered into a plan to divest of these operations prior to March 31, 2000. The operating results of these operations subsequent to April 1, 2000, have been reflected in the accompanying consolidated financial statements as income (loss) from discontinued operations.

Restructuring Charges

In June 2002, FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued. Statement No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94 -3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The provisions of Statement 146 were effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged.

Reclassifications

Certain reclassifications have been made in the prior years’ financial statements to conform to the presentation in the current period.

Note 2 – Allowance for Doubtful Accounts

Allowance for doubtful accounts activity is presented below.

Balance, December 31, 2000	$3,241
Provision for doubtful accounts	753
Recoveries	151
Write-offs	(3,612)

Balance, December 31, 2001	533
Provision for doubtful accounts	(440)
Recoveries	164
Write-offs	(133)

Balance, December 31, 2002	124
Provision for doubtful accounts	(164)
Recoveries	111
Write-offs	(9)

Balance, December 31, 2003	$62

Note 3 – Property and Equipment

Property and equipment is comprised of the following:

	Useful Lives (In Years)	December 31, 2003	December 31, 2002
Computer software and office equipment	3-5	$406	$420
Furniture and fixtures	5	—	3
Leasehold improvements	2	—	63

		406	486
Less: Accumulated depreciation		(117)	(35)

Property and equipment, net of accumulated depreciation		$289	$451

Depreciation expense included in selling, general and administrative expense, for the years ended December 31, 2003, 2002 and 2001, was $176, $35 and $2,634, respectively.

Note 4 – Investments

Investment in White Horse Interactive

On July 18, 2000, the Company paid $2,000 to acquire a 35% ownership interest in White Horse Interactive, an integrated media agency, which resulted in a difference between the cost of the investment and the amount of underlying equity in net assets totaling $1,300. The Company uses the equity method of accounting for this investment and recorded an equity loss of $335, $510 and $919 for the years ended December 31, 2003, 2002 and 2001, respectively.

Bluebook International Holding Company, Inc.

On August 19, 2002, the Company acquired 3,055,540 shares of Series C Convertible Redeemable Preferred Stock (“Series C”) of Bluebook International Holding Company, Inc. (“Bluebook”), representing an approximately 9% ownership interest (assuming conversion of all outstanding preferred stock) in exchange for $1,000 in cash, conversion of a $500 bridge loan from Cotelligent to Bluebook, advanced earlier in the third quarter of 2002. In accordance with the purchase and development agreement, management of the Company expected Cotelligent to be a preferred provider of implementation services for Bluebook’s future software products.

Under the Series C purchase and development agreement, the Company contributed additional services and funded an additional $1,500 in cash, due upon Bluebook’s first sale of certain software associated with the purchase and development agreement in the fourth quarter of 2002. Upon payment of the additional $1,500 and delivery of the remaining services, the Company received an additional 2,261,164 shares of Series C, which increased the Company’s ownership interest in Bluebook to 15% (assuming conversion of all outstanding preferred stock, and assuming no further stock issuances on behalf of Bluebook).

The value of the Series C was initially recorded at $3,000, the amount of cash paid to Bluebook. The cost of the contributed services was recorded as research and development costs in the accompanying consolidated statements of operations.

Under the certificate of designation of the Series C stock, Bluebook is required, at the Company’s option, to either convert the Series C shares to common stock at any time or redeem the Series C shares for cash beginning four years and up through six years after the date of initial issuance.

The Series C meets the definition of a debt security under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” In accordance with SFAS No. 115, the Company classified the Series C as a trading security and consequently reports the investment at fair value, with unrealized gains and losses recorded in other income (expense) in the consolidated statements of operations. Accordingly, the investment was reduced by $1,457 during the year ended December 31, 2002 and $1,273 during the year ended December 31, 2003 due to the decrease in fair value since the acquisition date.

During the year ended December 31, 2002, the Company delivered and contributed software development services to Bluebook, in connection with the investment and for which no revenue was recognized. Costs of $1,048 associated with this development project were recorded as research and development costs.

During the year ended December 31, 2003, the Company provided software development services to Bluebook for which no revenue was recognized. Payments of $270 were received from Bluebook for the delivery of such services during the year ended December 31, 2003 which were applied against and further reduced the carrying value of the investment. Costs of $230 associated with software development services during the year ended December 31, 2003 were recognized as research and development expense. At December 31, 2003, the book value of our investment in Bluebook was zero as a result of recognizing the decrease in fair value of the investment and the partial return of the investment.

Note 5 – Other Accrued Liabilities

	December 31, 2003	December 31, 2002
Obligation due sellers of an acquired business, net of discount for imputed interest	$—	$418
Legal fee accrual	258	287
Audit fee accrual	170	468
Other accrued liabilities	231	564

Total other current liabilities	$659	$1,737

Note 6 - Impairment of Long-lived Assets

As a result of a reduction in demand for its services, during the year ended December 31, 2001, the Company entered into a restructuring plan to streamline operations in line with its existing revenue stream. In connection with this restructuring, the Company ceased operations at several operating locations and recognized a $1,132 property and equipment impairment charge. This restructuring caused the Company to further test for impairment of long-lived assets, which resulted in a $3,430 property and equipment impairment charge as the future discounted cash flows (fair value) of its property and equipment were estimated to be less than the related carrying value.

During the year ended December 31, 2003, as a result of continued operating losses, the Company recognized an impairment of long-lived assets charge for $177 as the future discounted cash flows (fair value) of its property and equipment related to its headquarters location were estimated to be less than the related carrying value.

Note 7 – Restructuring Expense

June 1999

In June 1999, as part of the Company’s reorganization into practice groups, the Company identified opportunities to align its operating structure by closing certain of its redundant facilities and rationalizing headcount to conform to the Company’s new operating structure. Accordingly, the Company adopted a restructuring plan, which resulted in a restructuring charge of $4,920. The charge included provisions for severance of approximately 60 management and operating staff ($3,510) as well as closure costs related to a plan of consolidating certain operating locations ($1,410). At December 31, 2000, $57 of the total June 1999 restructuring charge, related to severance, remained unpaid.

December 2000 and September 2001

In December 2000 and September 2001, as part of the Company’s efforts to streamline its operations commensurate with its revenue base, the Company identified additional opportunities to reduce its cost structure. Accordingly, the Company adopted an exit plan which resulted in a restructuring charge of $1,620 during the nine months ended December 31, 2000 and $2,436 during the year ended December 31, 2001. The December 2000 charge included provisions for severance of approximately 90 management and operating staff ($707) as well as closure costs associated with a plan to consolidate or dispose of certain locations ($913). The September 2001 plan included provisions for severance of approximately 145 management and operating staff ($1,034) as well as closure costs associated with a plan to consolidate or dispose of certain locations ($1,402). The September 2001 plan did not meet the requirements of the aforementioned standards in order to accrue costs as of a commitment date. Therefore, the September 2001 plan costs that did not provide a future benefit were charged to operations when due and payable.

October 2002

In the fourth quarter of 2002, the Company developed a new approach to marketing and delivering its service offerings and consequently, created a plan to reorganize and streamline the organization responsible for the delivery of the client services. This reorganization resulted in a headcount reduction of 27 people. Accordingly, the Company recognized $691 of termination benefits paid during the fourth quarter as a restructuring charge. At December 31, 2002, there was no remaining liability related to this restructuring program.

August 2003

In August 2003, as part of the Company’s efforts to streamline its operations commensurate with its revenue base, the Company identified opportunities to reduce its cost structure by reducing headcount. The Company terminated approximately 33 management and operating staff between August 2003 and December 2003 and recorded a restructuring charge related to the severance and extended medical coverage (“COBRA”) benefits provided to the terminated employees of $2,531. The Company paid all severance benefits prior to December 31, 2003. A former officer of the Company terminated as part of the restructuring plan, used severance benefits to re-pay $618 of notes receivable and accrued interest due the Company.

The following table provides a reconciliation of the beginning and ending liability balances for each of the years in the three-year period ended December 31, 2003:

	June 1999	December 2000		September 2001		August 2003
	Severance	Severance	Facilities Closure	Severance	Facilities Closure	Severance & Benefits	Total
Balance - December 31, 2000	$57	$507	$913	$—	$—	$—	$1,477
Restructuring charge	—	—	—	1,034	1,402	—	2,436
Spending	(57)	(507)	(913)	(1,034)	(112)	—	(2,623)

Balance - December 31, 2001	—	—	—	—	1,290	—	1,290
Spending	—	—	—	—	(368)	—	(368)

Balance - December 31, 2002	—	—	—	—	922	—	922
Restructuring charge	—	—	—	—	—	2,531	2,531
Severance payment withheld and applied to note receivable from officer	—	—	—	—	—	(618)	(618)
Spending	—	—	—	—	(123)	(1,864)	(1,987)
Adjustments	—	—	—	—	(39)	—	(39)

Balance - December 31, 2003	$—	$—	$—	$—	$760	$49	$809

Note 8 – Income Taxes

All of the Company’s pre-tax losses are derived from operations in the United States. The income tax provision (benefit) from continuing operations consists of the following:

	For the Year Ended December 31,
	2003	2002	2001
Current:
Federal	$(2,549)	$(7,493)	$(6,264)
State	40	—	64

	(2,509)	(7,493)	(6,200)

Deferred:
Federal	—	—	2,745
State	—	—	—

	—	—	2,745

Total provision (benefit) for income taxes	$(2,509)	$(7,493)	$(3,455)

Significant components of deferred tax assets and liabilities of the Company are as follows:

	December 31, 2003	December 31, 2002
Deferred tax assets:
Allowance for doubtful accounts	$23	$47
Allowance for officer notes	296	637
Restructuring liabilities	282	344
Accrued vacation	106	142
Accrued liabilities	279	270
Net operating loss carry forwards	13,363	8,426
Investments	2,640	1,115
Contract obligations	—	278
Depreciation and amortization	639	703
Other	1,006	1,160
Valuation allowance	(18,634)	(13,122)

Net deferred taxes	$—	$—

The Company has fully reserved for all net deferred tax assets generated from continuing operations, including net operating losses, due to management’s uncertainty of their realizability. The Company will continue to assess the adequacy of and need for the valuation allowance and to the extent it is determined that such allowance is no longer required; the tax benefit of the remaining net deferred tax assets will be recognized in the future.

At December 31, 2003, the Company had available Federal net operating loss (NOL) carry-forwards of approximately $35,700, which expire in the 2019 through 2023 tax years. Under Section 382 of the Internal Revenue Code of 1986, as amended, the use of prior losses, including NOLs, is limited if a corporation undergoes an “ownership change.” The acquisition of OnSite Media, Inc., together with future issuances of equity interests by the Company or the exercise of outstanding warrants or options to purchase the Company’s common stock, may result in an ownership change that is large enough for this limitation to apply. If the limitation applies, the Company may be unable to use a material portion of its available NOL carry-forwards to reduce future taxable income.

In the first quarter of 2002, Congress approved the Job Creation and Worker Assistance Act of 2002 (the Act) allowing net operating losses for the Company’s fiscal tax year ending March 31, 2002 to be carried back five years. In accordance with SFAS No. 109, the effect of this change in tax law was reflected in the December 31, 2002 financial statements as changes in tax law are reflected in the period of enactment.

The income tax benefit of $2,509 for the year ended December 31, 2003 resulted from the reversal of an accrual for income tax contingencies of $2,549, offset by state tax payments of $40. During the annual assessment of the tax provision in the fourth quarter of 2003, the Company identified additional net operating losses, available for carryback to the tax years that gave rise to the contingencies, which became available in 2003 to mitigate the exposure.

The Company’s effective income tax rate for its continuing operations varied from the U.S. federal statutory tax rate as follows:

	For the Year Ended December 31,
	2003	2002	2001
U.S. federal statutory rate	(34.0%)	(34.0%)	(34.0%)
State income taxes, net of federal benefit	(2.9%)	(3.2%)	(6.0%)
Effects on deferred assets and liabilities due to change in state tax	—	1.8%	—
Non-deductible items	0.3%	0.4%	2.3%
Change in valuation allowance	37.1%	(3.1%)	24.7%
Reduction to income tax accrual	(17.2%)	—	—
Other	—	(5.5%)	0.1%

Effective tax rate	(16.7%)	(43.6%)	(12.9%)

During the year ended December 31, 2003, the Internal Revenue service commenced an audit of the tax returns and related tax refund claims for the Company’s two fiscal years ended March 31, 2001 and 2002. Management does not expect the examination to have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 9 – Discontinued Operations

Prior to March 31, 2000, the Company entered into a plan to divest its IT staff augmentation business. The following financial data reflects the summary of operating results for the years ended December 31, 2003, 2002 and 2001.

Summary of Operating Income (Loss) From Discontinued Operations:

	For the Year Ended December 31,
	2003	2002	2001
Revenues	$—	$—	$3,453
Cost of services	—	—	2,692

Gross profit	—	—	761
Selling, general and administrative expenses	(51)	(461)	951

Operating income (loss)	51	461	(190)
Other income	106	515	—

Income (loss) from discontinued operations	$157	$976	$(190)

On March 31, 2000, the Company committed to a plan to discontinue its IT staff augmentation segment, which was comprised of operating locations throughout the United States of America. The Company’s initial intent was to sell the entire segment to one buyer on or about June 30, 2000. Ultimately, the Company sold three components of the segment prior to December 31, 2000 and continued to hold one remaining component in discontinued operations. The Company could not find a buyer for this component and therefore closed the business in the fourth quarter of 2001.

Note 10 – Lease Commitments

The Company leases various office space and certain equipment under noncancelable lease agreements which expire at various dates. Future minimum rental payments under such leases at December 31, 2003 for the Company are as follows.

Operating Leases
2004	$1,830
2005	1,049
2006	604
2007	151

Total minimum lease payments	3,634
Less: Sublease payments	(800)

Net minimum lease payments	$2,834

Rental expense under these leases for the years ended December 31, 2003, 2002 and 2001, was $1,458, $1,957 and $2,601, respectively. The rental expense in fiscal 2003, 2002 and 2001 is net of sublease income totaling approximately $266, $51 and $355, respectively.

Note 11 – Employee Benefit Plans

Long-term Incentive Plan

The Company maintains the 1998 Long-Term Incentive Plan (the “1998 Plan”) and the 2000 Long-Term Incentive Plan (the “2000 Plan”). The 1998 Plan was adopted as a replacement to the Company’s 1995 Long-Term Incentive Plan (the “1995 Plan”). No further awards may be granted under the 1995 Plan, although awards granted prior to the adoption of the 1998 Plan remain outstanding under the 1995 Plan in accordance with their terms. The 2000 Plan is similar to the 1998 Plan, except that (i) awards under the 2000 Plan are to be made primarily to employees who are not officers or directors, (ii) the 2000 Plan does not contain a limit as to the number of shares that may be subject to outstanding awards granted either individually or in the aggregate (whereas the 1998 Plan contains 750,000 per individual annual limit, and aggregate limit of 18% of total outstanding shares), and (iii) incentive stock options (ISOs) cannot be granted under the 2000 Plan. Of the non-qualified options granted to date, a majority are generally exercisable beginning one year from the date of the grant in cumulative yearly amounts of 25% to 33% of the shares under option and all expire ten years from the date of the grant. Under the provisions of the plans, stock-based awards are granted at terms and prices determined by the Compensation Committee of the Board of Directors as defined in each plan, except for grants of 10,000 stock options or less, which are administered by the Chief Executive Officer of the Company.

A summary of option transactions is described in the table below. All options granted in the periods below are non-qualified and were granted with exercise prices no less than the fair market value of the underlying stock on the date of the grant.

	Number of Shares	Weighted Average Exercise Price
Outstanding December 31, 2000	2,198,716	$9.37
Granted	5,097,732	$0.23
Exercised	—	—
Cancelled	(2,215,994)	$9.02

Outstanding at December 31, 2001	5,080,454	$0.35
Granted	458,900	$0.37
Exercised	—	—
Cancelled	(1,183,429)	$0.87

Outstanding at December 31, 2002	4,355,925	$0.33
Granted	256,050	$0.27
Exercised	(322,501)	$0.19
Cancelled	(1,781,160)	$0.35

Outstanding at December 31, 2003	2,508,314	$0.32

On March 9, 2001, the Company notified all option holders of a stock option exchange program. The exchange program was developed as a way to bring the option exercise prices back in line with the market price for the Company’s Common Stock. Completely voluntary on the part of the option holder, the program allows the option holder to exchange existing stock option grants for a new option grant of the same number of options at an exercise price equal to the fair value of the Company’s Common Stock as of the date of grant, September 21, 2001. The vesting schedule was not interrupted as a result of the exchange program. The number of options cancelled in the year ended December 31, 2001 includes 1,229,714 options surrendered and cancelled on

March 16, 2001 in order to participate in the option exchange program. These options surrendered had an option price range per share of $1.04-$23.06. The number of options issued in the year ended December 31, 2001 includes 1,169,446 new options granted on September 21, 2001 at $0.25 per share as part of the option exchange program.

The following table summarizes information concerning outstanding and exercisable options at December 31, 2003:

Range of Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.14-$0.25	2,226,506	7.98	$0.21	1,806,831	$0.21
$0.26-$4.94	280,308	7.72	$1.11	184,747	$1.38
$4.95-$17.81	1,500	4.46	$17.81	1,500	$17.81

$0.14-$17.81	2,508,314	7.95	$0.32	1,993,078	$0.33

Exercisable options at December 31, 2003, 2002 and 2001 were 1,993,078, 1,930,700 and 1,191,706, and weighted average exercise prices of these options were $0.33, $0.39 and $0.50, respectively.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the “ESPP”) allowed eligible employees to purchase shares of the Company’s Common Stock at a price equal to 85% of the lower of the closing market price on the first or last trading day of the ESPP’s quarter. A total of 950,000 shares of Common Stock have been reserved for issuance under the ESPP. During the years ended December 31, 2003, 2002 and 2001, employees purchased zero, 30,734 and 215,127 shares of Common Stock for aggregate proceeds to the Company of $0, $2 and $199, respectively.

On February 1, 2002, the Company terminated the Employee Stock Purchase Plan (ESPP) as the number of employees in the Company had decreased significantly over the prior two fiscal years, and the administrative costs of the plan were out of line with the remaining number of active participants.

401(k) Plan

The Company sponsors the Cotelligent, Inc. 401(k) Retirement Saving Plan (the “401(k) Plan”) for the benefit of all employees upon date of hire. The 401(k) Plan is funded by employee payroll deductions and a matching program whereby the Company contributes 25% of an employee’s first 4% of salary deferral to the 401(k) Plan. Matching contributions vest over a four-year period. During the years ended December 31, 2003 and 2002, the Company used forfeited matching funds available in the 401(k) trust account to fund current year matching obligations. The Company expensed $245, in connection with the matching program during the year ended December 31, 2001. The Company ceased the matching program on September 30, 2003, when forfeited matching funds were no longer available in the 401(k) trust account in order to streamline operating expenses going forward.

Leveraged Stock Purchase Plan

In 1999, the stockholders approved the Cotelligent, Inc. 1999 Leveraged Stock Purchase Plan (the “LSPP”) which authorizes the purchase of shares of Common Stock by eligible employees who are selected by the Compensation Committee of the Board of Directors (the “Committee”) to participate in the LSPP on terms and conditions determined by the Committee.

During the year ended December 31, 2003, the Board of Directors revalued the existing LSPP loans then outstanding from non-officers. The re-valuation of $3,048 brought the loans in line with the current market price for the Company’s common stock.

At December 31, 2003, 750,000 shares are outstanding under the LSPP resulting in a note receivable from stockholder for $2,671 which is included as a component of stockholders’ equity. The note receivable (1) includes interest at 8.25%; (2) is secured by the pledge of Cotelligent stock issued; (3) is full recourse as to the employee, except that in the case of death, disability, termination by the Company without cause or a change of control of the Company, where recourse against the employees is limited to the pledged stock; and (4) has a term of five years from date of issuance, provided that if the stock is sold, the loan shall be prepaid, and if the stock is not sold, the loan may not be prepaid. The stock issued under the LSPP is restricted from sale in the open market for a period of two years from the date of issuance, provided, however, that in the case of death, disability, termination by the Company without cause or change of control of the Company, the stock may be sold and the proceeds used to repay the loan.

Although the LSPP loans are legally recourse loans, involuntary terminations of LSPP participants have consistently resulted in the loans conversion to non-recourse. Therefore, for accounting purposes the loans are treated as non-recourse and accordingly, not included in the computation of weighted average shares outstanding for basic earnings (loss) per share calculations.

Note 12 – Stockholders’ Equity

Accumulated Deficit

The Company’s beginning accumulated deficit in the accompanying consolidated statements of stockholders’ equity was adjusted to reflect the reversal of a $492 contingent liability recorded incorrectly in the nine months ended December 31, 2000.

Preferred Stock

The Company has authorized 500,000 shares of one class of $0.01 par value Preferred Stock. The Board of Directors has authority, without further vote or action by stockholders, to issue the shares, fix the number of shares and change the number of shares constituting any series, and to provide for or change the voting powers, designations, preferences and relative, participating, optional or other special rights, qualifications, limitations or restrictions thereof, including dividend rights (and whether dividends are cumulative), dividend rates, terms of redemption (including sinking fund provisions), a redemption price or prices, conversion rights and liquidation preferences of the shares constituting any class or series of the Preferred Stock. No Preferred Stock was outstanding at December 31, 2003 or 2002. The Company has no current plans to issue any shares of Preferred Stock.

Common Stock

The Company has authorized 100,000,000 shares of one class of $0.01 par value Common Stock. The holders of Common Stock are entitled to one vote for each share on all matters voted upon by stockholders, including the election of the directors. At December 31, 2003 and 2002, there were 14,826,613 and 15,390,954 shares of Common Stock issued, respectively. The Company repurchased 644,600 shares of its Common Stock during the year ended December 31, 2001; accordingly, at December 31, 2003 and 2002, there were 14,182,013 and 14,746,354 shares of common stock outstanding, respectively.

Anti-takeover Provisions

The Company has a stockholder rights plan in effect (the “Rights Plan”). Under the terms of the Rights Plan, the holders of the Common Stock received one preferred share purchase right (each, a “Right”) as a dividend for each share of Common Stock held as of the close of business on September 24, 1997. Each Right entitles the holder to buy 1/10,000 of a share of Series A Junior Preferred Stock of the Company at an exercise price of $90.00. Further, each Right gives the holder the right to buy Common Stock of the Company having twice the value of the exercise price of the Rights if a person or group acquires beneficial ownership of 20% or more of the Common Stock or commences a tender or exchange offer that would result in such a person or group owning 20% or more of the Common Stock. In addition, the Board of Directors of the Company is empowered to issue up to 500,000 shares of Preferred Stock, and to determine the price, rights, preferences and privileges of such shares, without any further stockholder action. The existence of the Rights Plan and this “blank check” preferred stock may have the effect of delaying, discouraging, inhibiting, preventing or rendering more difficult an attempt to obtain control of the Company by means of a tender offer, merger, proxy contest or otherwise. In addition, this “blank check” preferred stock, or any issuance thereof, may have an adverse effect on the market price of the Common Stock. The Company’s Certificate of Incorporation provides for a “staggered” Board of Directors, which may also have the effect of inhibiting a change of control of the Company and may have an adverse effect on the market price of the Common Stock.

Note 13 – Earnings Per Share

There were no reconciling items between the numerator and denominator used to compute basic and diluted loss per share for the periods presented in the consolidated statements of operations. Potentially dilutive stock options, after applying the treasury stock method, to purchase 680,995, 2,205,399 and 5,080,454 shares of common stock were outstanding for the years ended December 31, 2003, 2002 and 2001, respectively, but were not included in EPS for those relevant periods because the Company reported a loss from continuing operations resulting in an antidilutive effect.

Additionally, 750,000, 1,677,979 and 1,696,226 LSPP shares outstanding at December 31, 2003, 2002 and 2001, collateralized by LSPP notes, were excluded from diluted EPS for the years ended December 31, 2002, 2002 and 2001, respectively, because they were antidilutive.

Note 14 – Commitments and Contingencies

Employment Agreements

The executive officers have entered into employment agreements with the Company which contain provisions for compensation upon termination without cause or changes in control. Pursuant to such employment agreements, each such officer is eligible to earn bonus compensation payable out of a bonus pool determined by the Board of Directors or its Compensation Committee. Bonuses will be determined by measuring, among other objective and subjective measures, such officer’s performance and the Company’s performance against targets.

Legal Matters

Cotelligent has filed a claim under arbitration proceedings against Bluebook International Holding, Inc. for unpaid trade accounts receivable. Bluebook International Holding, Inc. has filed a counter claim against Cotelligent for breach of a consulting services agreement. At this time, the amounts or range of the loss cannot be determined. Also, the Company is involved in various other legal matters in the normal course of business. In the opinion of management, these matters are not anticipated to have a material adverse effect on the consolidated financial position or results of operations or cash flows of the Company.

Note 15 – Segment Information

Prior to March 31, 2000, the Company streamlined its operations into two operating segments, Professional Services, also known as the IT staff augmentation business, and Technology Solutions. The Company subsequently discontinued the IT staff augmentation business. Accordingly, assets, liabilities, results of operations and cash flows have been segregated and reported as discontinued operations for all periods presented and previously reported results have been restated (see note 9). Within the Technology Solutions segment, the Company continues to provide licensed software, consulting services including custom application software development and outsourcing solutions, solutions in conjunction with national partnerships with leading enterprise application software companies, network design, intranet and internet application design and development, hosting and support service, and IT Education. Management has considered the requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, and has determined that the Company operates in only one segment located in the United States, therefore, no additional disclosure has been provided.

Note 16 – Quarterly Financial Data (Unaudited)

The following is quarterly data for the periods presented on the consolidated statement of operations.

	For the Year Ended December 31, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$2,856	$2,460	$2,259	$2,361
Gross profit	1,076	675	701	941
Loss from continuing operations	(3,654)	(4,204)	(4,574)	(75	)*
Income (loss) from discontinued operations	—	—	—	157
Net income (loss)	(3,654)	(4,204)	(4,574)	82
Earnings (loss) per share:
Basic and diluted–
Loss from continuing operations	$(0.28)	$(0.32)	$(0.34)	$—
Loss from discontinued operations	—	—	—	0.01

Net loss	$(0.28)	$(0.32)	$(0.34)	$0.01

Weighted average shares:
Basic and diluted	13,109,512	13,318,602	13,432,013	13,432,013

*	In the fourth quarter of 2003, the Company reversed an accrual for income tax contingencies of $2,549. During the annual assessment of the tax provision, the Company identified additional net operating losses, available for carryback to the tax years that gave rise to the contingencies, which became available in 2003 to mitigate the exposure.

	For the Year Ended December 31, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$5,873	$4,302	$3,824	$2,957
Gross profit	2,105	1,627	1,649	1,068
Income (loss) from continuing operations	4,544	(3,952)	(4,471)	(5,820)
Income from discontinued operations	—	82	379	515
Net income (loss)	4,544	(3,870)	(4,092)	(5,305)
Earnings (loss) per share:
Basic –
Income (loss) from continuing operations	$0.34	$(0.30)	$(0.34)	$(0.44)
Income from discontinued operations	—	0.01	0.03	0.04

Net income (loss)	$0.34	$(0.29)	$(0.31)	$(0.40)

Diluted –
Income (loss) from continuing operations	$0.30	$(0.30)	$(0.34)	$(0.44)
Income from discontinued operations	—	0.01	0.03	0.04

Net income (loss)	$0.30	$(0.29)	$(0.31)	$(0.40)

Weighted average shares:
Basic	13,198,804	13,209,212	13,209,512	13,188,860

Diluted	15,233,472	13,209,212	13,209,512	13,188,860

Note 17 – Related Party Transactions

Notes Receivable From Officers and Stockholder

The Company had notes receivable due from certain Officers of the Company. At December 31, 2000, the notes included $683 due from the Chief Executive Officer to cover margin calls, $516 due from a former Chief Operating Officer for relocation assistance ($83) and to cover margin calls ($433), and $504 due from another former Chief Operating Officer to cover margin calls. The notes are unsecured except for the $504 in notes due from one former Officer of the Company, which are secured by the principal residence of that individual. The notes, although due on demand, were issued with original due dates in 2000 and 2001. The notes due from the Chief Executive Officer and the $516 of notes due from the former Chief Operating Officer were extended by a vote of the Compensation Committee of the Board of Directors on October 29, 2001, for three years to October 29, 2004. There are also acceleration payment terms on the unsecured notes should the Company’s stock reach certain sustained target values.

During the nine months ended December 31, 2000, the Company provided a valuation allowance against all the notes receivable related to the margin calls because the Company’s market price for its Common Stock has remained beneath levels that would result in repayment for an extended period of time. In addition, a valuation allowance was provided against a relocation loan upon extension of the due date of the loan.

During the year ended December 31, 2003, the Chief Operating Officer was terminated from the Company. The Company recorded severance and other terminations benefits of $1,632 which were classified as part of the 2003 restructuring charge, and offset the repayment of notes receivable due the Company against the severance and other termination benefits. Repayment of the entire balance of the notes receivable of $618 included accrued interest of $102, which was recognized as interest income. Accordingly, the Company reduced the valuation allowance of $516 against these notes receivable upon repayment. This reduction in the valuation allowance was classified as selling, general and administrative expenses.

During the year ended December 31, 2003, the Chief Executive Officer repaid a portion of notes receivable due the Company. In prior years the Chief Executive Officer had voluntarily reduced his base compensation from its authorized level. Upon restoration of base compensation to its authorized level in 2003, the Chief Executive Officer used the increase in compensation of $106 to offset against the notes receivable due the Company. In addition, prior to December 31, 2003, the Compensation Committee of the Board of Directors authorized a bonus to the Chief Executive Officer of $599 which was classified as part of selling general and administrative expenses. The amount of bonus remaining, after tax was withheld by the Company, was used to repay $355 of the notes receivable and accrued interest. The Company recognized $70 of the repayment as interest income. Accordingly, the Company reduced the valuation allowance against these notes receivable by $391 upon repayment. This reduction in the valuation allowance was classified as selling, general, and administrative expenses.

The Compensation Committee provided for another potential bonus in 2004 contingent upon the completion of the acquisition of a targeted business (OnSite Media, Inc.) that if earned, will be used to offset the remaining balance the Chief Executive Officer owed the Company for these notes receivable (see note 18).

Investment in Alliance Partner

During the past three fiscal periods, the Company engaged White Horse Interactive, to provide design services in connection with the Company’s website and paid White Horse Interactive $66, $96 and $182 in 2003, 2002, 2001, respectively.

Note 18 – Subsequent Events (Unauditied)

Registration of Common Stock

On February 13, 2004 the Company filed with the Securities and Exchange Commission a Registration Statement (declared effective by the Securities and Exchange Commission on the same day) for the purpose of issuing 10,679,612 of the Company’s Common Stock together with the issuance of warrants to purchase 5,339,806 of the Company’s Common Stock to be used in connection with the acquisition of a business, OnSite Media, Inc.

Purchase of OnSite Media, Inc.

Cotelligent acquired OnSite Media, Inc, a Nevada corporation, on March 2, 2004. Onsite was renamed Watchit Media, Inc. effective with the close of the transaction. OnSite was a ten year old company that developed enabling digital technologies and production services aimed at providing complete solutions for video content creation, distribution, scripting and playback for companies with digital display channels and networks. OnSite historically provided this software and service offerings to the hospitality and gambling industries. Narrowcasting consists of delivering dynamic, compelling promotional messaging to influence the actions of a localized audience. Promotional messages for hotel in-room channels, driving commercial messages to casino floors and outdoor signage had been the primary business of OnSite. In addition, OnSite developed a unique Internet media creation software application which we believe will give the newly formed Watchit Media, Inc a competitive advantage. Watchit Media will continue to employ its marketing expertise and we will bring our resources and infrastructure to this smaller company to enhance their current offerings and expand to new markets.

We believe the convergence of Internet, wireless and video media will soon become a major part of the technology landscape. We believe our infrastructure, our experience in developing wireless and Internet business applications along with our system integration expertise are an excellent fit with the rapidly evolving narrowcasting and digital video display business.

The aggregate consideration paid for the acquisition was $4,882 (10,679,612 shares of the Company’s Common Stock issued at fair value of $2,670 and based on the closing price of the Company’s common stock on March 21, 2004, warrants to purchase 5,339,806 shares of the Company’s Common Stock value using the Black-Sholes pricing model with valuation of $1,191, cash consideration of $650 and estimated transaction costs of $371). Net liabilities assumed were approximately $6 and the Company expects to recognize total intangible assets of approximately $4,888 resulting from the acquisition.

Immediately following the close the transaction, with the effective issuance of 10,679,612 shares of Cotelligent common stock, the former OnSite stockholders owned 43% of the then total Cotelligent common stock outstanding.

The preliminary condensed balance sheet as at March 2, 2004 related to the acquisition is as follows:

Current assets	$99
Property and equipment	124
Intangibles	4,888

Total assets	$5,111

Current liabilities	$229
Total equity	4,882

Total liabilities and equity	$5,111

Given the acquisition was completed on March 2, 2004, the Company has not been able to complete a valuation of the net assets acquired. The Company will obtain a valuation of the net assets in the near term from which it may derive an allocation between identifiable net assets and goodwill. Therefore, it is not possible to determine the amount of amortization expense, if any in future periods.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report, except to the extent they may have been affected by the internal control issues discussed below, were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company believes that a system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Change in Internal Control over Financial Reporting

In connection with the audit for the fiscal year ended December 31, 2003, the Company’s independent auditors, KPMG LLP, identified a reportable condition in internal control that KPMG LLP considers to be a material weakness under standards established by the American Institute of Certified Public Accountants. The identified deficiency was that the Company does not adequately monitor business activities and changing circumstances to identify events that necessitate a more in-depth written and contemporaneous accounting analysis or reevaluation of prior management judgments and accounting estimates.

The Company believes it has already enhanced its internal control environment to address the internal control deficiency identified by KPMG LLP. The Company continues to review and enhance its internal control environment to further reduce to a relatively low level the risk that errors in amounts that would be material in relation to the financial statements will be detected within a timely period.

PART III

Item 10 – Directors and Executive Officers of the Registrant

The information called for by Item 10 with respect to identification of directors and executive officers of the Company is incorporated herein by reference to the material under the captions “Election of Directors” and “Other Executive Officers of the Company” in the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the Company’s fiscal year (the “Proxy Statement”).

We also make available on our Internet website our Code of Business Conduct and Ethics for our Directors and employees. Such information is also available in print free of charge to our stockholders upon request.

Item 11 – Executive Compensation

The information called for by Item 11 with respect to executive compensation is incorporated herein by reference to the material under the caption “Executive Compensation” in the Proxy Statement.

Item 12 – Security Ownership of Certain Beneficial Owners and Management

The information called for by Item 12 is incorporated herein by reference to the material under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation” in the Proxy Statement.

Item 13 – Certain Relationships and Related Transactions

The information called for by Item 13 with respect to certain relationships and related transactions is incorporated herein by reference to the material under the caption “Certain Relationships and Related Transactions” in the Proxy Statement.

Item 14 – Principal Accountant Fees and Services

The information called for by Item 14 with respect to principal accounting fees and services is incorporated herein by reference to the material under the caption “Principal Accountant Fees and Services” in the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as a part of the Annual Report on Form 10-K:

1.	Financial Statements

2.	Financial Statement Schedules

All financial statement schedules are omitted as the required information is not applicable or as the information required is included in the consolidated financial statements and related notes.

3.	The following is a list of all Exhibits filed as part of this report. Exhibit 11.1 is omitted because the information is included in Note 16 to Consolidated Financial Statements, page 41.

EXHIBIT NO.	DESCRIPTION

3.1	Certificate of Incorporation of Cotelligent, Inc. (Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (File No. 33-80267), effective February 9, 1996, is hereby incorporated by reference)

3.2	Certificate of Amendment of Certificate of Incorporation of Cotelligent, Inc. (Exhibit 3.3 of the Company’s Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on June 29, 1999, is hereby incorporated by reference)

3.3	Amended and Restated By-Laws of Cotelligent, Inc. (Exhibit 3 of the Company’s Current Report on Form 8-K (File No. 0-27412), filed with the SEC on May 9, 2002, is hereby incorporated by reference)

4.1	Form of certificate evidencing ownership of Common Stock of Cotelligent, Inc. (Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 33-80267), effective February 9, 1996, is hereby incorporated by reference)

4.2	Rights Agreement dated as of September 24, 1997, between Cotelligent, Inc. and BankBoston, N.A.**

4.3	Amendment No. 1 to Rights Agreement, dated June 13, 2002, amending Rights Agreement, dated as of September 24, 1997, between Cotelligent, Inc. and BankBoston, N.A. (Exhibit 4 of the Company’s Current Report on Form 8-K (File No. 0-27412), filed with the SEC on June 13, 2002, is hereby incorporated by reference)

10.1	Amended and Restated Employment Agreement, dated as of January 5, 2000, between Cotelligent, Inc. and James R. Lavelle (Exhibit 10.1 of the Company’s Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on July 14, 2000, is hereby incorporated by reference)*

10.2	Employment Agreement, dated as of December 19, 2000, between Cotelligent, Inc. and Curtis J. Parker (Exhibit 10.3 of the Company’s Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on March 29, 2002, is hereby incorporated by reference)*

10.3	Long-Range Bonus Incentive Plan, effective as of November 18, 1999, among Cotelligent, Inc., James R. Lavelle and Daniel E. Jackson (Exhibit 10.6 of the Company’s Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on July 14, 2000, is hereby incorporated by reference)*

10.4	Cotelligent 1995 Long-Term Incentive Plan (Exhibit 10.9 of the Company’s Registration Statement on Form S-1/A (File No. 33-80267), filed with the SEC on January 24, 1996, is hereby incorporated by reference)*

10.5	Cotelligent 1998 Long-Term Incentive Plan (Exhibit 10.13 of the Company’s Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on June 29, 1999, is hereby incorporated by reference)*

10.6	Cotelligent, Inc. 1999 Leveraged Stock Purchase Plan (Exhibit 2 of the Company’s Schedule 13D (File No. 5-47567), filed with the SEC on January 31, 2000, is hereby incorporated by reference)*

10.7	Cotelligent 2000 Long-Term Incentive Plan (Exhibit 10.19 of the Company’s Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on April 2, 2001 is hereby incorporated by reference)*

10.8	Series C Convertible Redeemable Preferred Stock Purchase Agreement, dated as of August 19, 2002, by and between The Bluebook International Holding Company, Mark A. Josipovich, Daniel E. Josipovich, Daniel T. Josipovich, Dorothy E. Josipovich and Cotelligent, Inc. (Exhibit A of the Company’s Schedule 13D (File No. 005-61801), filed with the SEC on January 17, 2003, is hereby incorporated by reference)

10.9	Agreement of Compromise and Settlement, dated as of August 29, 2003, among Cotelligent, Inc., on the one hand, and Skiritai Capital LLC, Russell Silvestri, James Glockner and Lyron Bentovim, on the other hand (Exhibit 99.2 of the Company’s Current Report on Form 8-K (File No. 0-27412), filed with the Securities and Exchange Commission on September 4, 2003, is hereby incorporated by reference)

10.10	Termination of Employment Agreement, dated as of November 25, 2003, by and between Cotelligent, Inc. and Daniel E. Jackson**

10.11	Agreement and Plan of Merger, dated November 24, 2003, by and among Recency Media USA, Inc., Cotelligent, Inc., OnSite Media, Inc., and Certain Stockholders of OnSite (Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 0-27412), filed with the SEC on December 3, 2003, is hereby incorporated by reference)

10.13	Special Bonus Letter Agreement, dated December 31, 2003, by and between Cotelligent, Inc. and James R. Lavelle* **

10.12	Business Development Agreement, dated as of November 24, 2003, by and between Recency Media USA, Inc. and OnSite Media, Inc. (Exhibit 2.8 of the Company’s Registration Statement on Form S-4 (File No. 333-111550), filed with the SEC on December 24, 2003, is hereby incorporated by reference)

21.1	Subsidiaries of the registrant **

23.1	Independent Auditors’ Consent **

24.1	Power of attorney as reflected on signatures page included herewith **

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act**

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act**

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

(b)	Reports on Form 8-K

Current Report on Form 8-K dated November 25, 2003, filed with the SEC on November 25, 2003

Current Report on Form 8-K dated November 25, 2003, filed with the SEC on December 3, 2003

*	Management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California on the 8th day of April, 2004.

COTELLIGENT, INC.

By:	/s/ JAMES R. LAVELLE

James R. Lavelle
Chief Executive Officer

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby authorizes and constitutes James R. Lavelle and Curtis J. Parker, and each of them singly, his true and lawful attorneys-in-fact with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities (including his capacity as a director and/or officer of Cotelligent, Inc.) to sign and file any and all amendments to this report with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, and he hereby ratifies and confirm as all that said attorneys-in-fact or any of them, or this or his substitutes, may lawfully do or cause to be done by virtue hereof.

Signature	Capacity	Date

/s/ JAMES R. LAVELLE James R. Lavelle	Chairman of the Board of Directors, Director and Chief Executive Officer (Principal Executive Officer)	April 8, 2004

/s/ CURTIS J. PARKER Curtis J. Parker	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	April 8, 2004

/s/ ANTHONY M. FRANK Anthony M. Frank	Director	April 8, 2004

/s/ DEBRA J. RICHARDSON Debra J. Richardson	Director	April 8, 2004

/s/ TONY C. VICKERS Tony C. Vickers	Director	April 8, 2004