Form 10-Q
period 2004-03-31
COTELLIGENT INC
filed 2004-05-17
CIK 1004963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 123-2 of the Act).    Yes  ☐    No  ☒

At May 12, 2004, there were 24,861,620 shares of common stock outstanding.

COTELLIGENT, INC.

Item 1. Financial Statements

COTELLIGENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$4,269	$5,688
Refundable income taxes	31	85
Accounts receivable, including unbilled accounts of $206 and $245 and net of allowance for doubtful accounts of $75 and $62, respectively	886	1,246
Notes receivable from officer and stockholders, net of valuation allowance of $503 and $796, respectively	—	—
Note receivable from acquirer of discontinued operation	—	200
Prepaid expenses and other current assets	453	608

Total current assets	5,639	7,827
Property and equipment, net	298	289
Intangible assets	3,439	—
Investment in marketable security	—	—
Other assets	253	247

Total assets	$9,629	$8,363

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$741	$617
Accrued compensation and related payroll liabilities	989	984
Restructuring liabilities	339	289
Deferred revenue	726	711
Obligation due sellers of an acquired business	505	—
Other accrued liabilities	550	659

Total current liabilities	3,850	3,260
Restructuring liabilities, net of current portion	428	520
Other long-term liabilities	31	31
Income taxes payable	69	69

Total liabilities	4,378	3,880

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.01 par value; 500,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $0.01 par value; 100,000,000 shares authorized, 25,506,220 and 14,826,613 shares issued, respectively	255	148
Additional paid-in capital	85,448	83,247
Note receivable from officer	(2,671)	(2,671)
Accumulated deficit	(77,281)	(75,741)
Treasury stock	(500)	(500)

Total stockholders’ equity	5,251	4,483

Total liabilities and stockholders’ equity	$9,629	$8,363

See accompanying notes to condensed consolidated financial statements.

COTELLIGENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues	$2,013	$2,856
Cost of services	1,175	1,780

Gross profit	838	1,076
Research and development costs	—	380
Selling, general and administrative expenses	2,459	3,353

Operating loss	(1,621)	(2,657)
Other income (expense):
Interest expense	—	(16)
Interest income	84	26
Other	—	(1,003)

Total other income (expense)	84	(993)

Loss before income taxes	(1,537)	(3,650)
Income tax expense	3	4

Net loss	$(1,540)	$(3,654)

Loss per share:
Basic and diluted	$(0.09)	$(0.28)

Weighted average number of shares outstanding:
Basic and diluted	16,952,763	13,109,512

See accompanying notes to condensed consolidated financial statements.

COTELLIGENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss.	$(1,540)	$(3,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity loss from investment in alliance partner	—	112
Unrealized loss on investment in marketable security	—	892
Depreciation and amortization	27	35
Compensation expense on change in terms of stock options	—	25
Provision for doubtful accounts	7	23
Changes in current assets and liabilities:
Accounts receivable	403	278
Prepaid expenses and other current assets	159	102
Income taxes, net	54	51
Accounts payable and accrued expenses	(258)	(1,670)
Deferred revenue	(3)	(179)
Other assets	1	14

Cash used in operating activities	(1,150)	(3,971)
Cash flows from investing activities:
Purchase of business, net of cash acquired	(436)	—
Payments received on note from acquirer of discontinued operations	200	160
Purchases of property and equipment	(33)	(181)
Dividend received from investee	—	270

Cash provided by (used in) investing activities	(269)	249
Net decrease in cash	(1,419)	(3,722)
Cash at beginning of period	5,688	17,683

Cash at end of period	$4,269	$13,961

Supplemental disclosures of cash flow information:
Interest paid	$—	$16
Income taxes paid	$3	$4
Supplemental non-cash financing and investing activities:
Repayment of officer’s notes receivable with bonus compensation	$364	$—
Detail of acquisition -
Fair value of assets acquired	$3,485	$—
Liabilities assumed	(236)	—
Common stock issued to sellers of an acquired business	(1,632)	—
Warrants issued to sellers of an acquired business	(676)	—
Cash component of consideration due stockholders of acquired business	(505)	—

Net cash paid	436
Cash acquired in acquisition	36	—

Cash used for purchase of business	$472	—

See accompanying notes to condensed consolidated financial statements.

COTELLIGENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

Note 1 – Summary of Significant Accounting Policies and Practices

Description of Business

Cotelligent, Inc. (“Cotelligent” or the “Company”), a Delaware corporation, provides software consulting services to businesses with complex information technology (“IT”) operations, narrowcasting services which includes digital technologies and production services for video content, distribution, scripting and playback on digital display channels and networks, as well as maintenance, support and contract services on software products it licensed. These financial statements include the accounts of Cotelligent, Inc. and its subsidiaries. The Company acquired OnSite Media, Inc., a Nevada corporation, on March 2, 2004. The results of OnSite Media, Inc. have been included in the Company’s results from its acquisition date (see note 3).

Liquidity

The Company has suffered significant operating losses as well as negative operating cash flows for the past several fiscal periods as it works through it’s repositioning in the market, and continues to be subject to certain risks common to companies in the IT services industry. These uncertainties include the availability of financing, the retention of and dependence on key individuals, the effects of intense competition, the ability to develop and successfully market new product and service offerings, and the ability to streamline operations and increase revenues. There can be no assurance the Company will be profitable in the future.

In the past and during the three months ended March 31, 2004, management has taken action in response to the continued softness in IT services in order to preserve cash, including but not limited to significant reductions in headcount, outsourcing certain administrative functions, changing benefit plan insurance carriers, entered into an agreement to acquire a business in an industry with more near term growth prospects than IT services and commenced looking for financing alternatives. Management has carefully forecasted the Company’s results of operations and financial position through March 31, 2005 and believes that the remaining cash on hand will provide adequate cash to find its anticipated cash working requirements related to the purchase of Onsite Media, Inc. at least through March 31, 2005. In the event circumstances arise that are not factored into the forecast, management will take further action such as seeking financial alternatives.

Basis of Presentation

The accompanying interim financial statements do not include all disclosures included in the financial statements in Cotelligent’s Annual Report on Form 10-K for the year ended December 31, 2003, and therefore these financial statements should be read in conjunction with the financial statements included in Cotelligent’s Form 10-K.

In the opinion of management, the interim financial statements filed as part of this Quarterly Report on Form 10-Q, reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods and dates presented.

Stock-Based Compensation

The Company has adopted the interim disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Related interim disclosures are as follows.

The Company measures compensation expense for its employee stock-based compensation awards using the intrinsic value method and provides pro forma disclosures of net loss and loss per share as if a fair value method had been applied. Therefore, compensation cost for employee stock awards is measured as the excess, if any, of the fair value of our common stock at the grant date or re-measurement date over the amount an employee must pay to acquire the stock and is amortized over the related service periods using the straight-line method. Compensation expense previously recorded for unvested employee stock-based compensation awards that are forfeited upon employee termination is reversed in the period of forfeiture.

COTELLIGENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

The following table compares net loss and loss per share as reported to the pro forma amounts that would be reported had compensation expense been recognized for our stock-based compensation plans in accordance with the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”:

	Three Months Ended March 31,
	2004	2003
Net loss, as reported	$(1,540)	$(3,654)
Add: Stock-based employee compensation expense included in reported net income net of related tax expense, if applicable	—	25
Deduct: Stock-based compensation expense determined under fair value based method for awards net of related tax expense, if applicable	(155)	(76)

Pro forma net loss	$(1,695)	$(3,705)

Loss per share, as reported:
Basic and diluted	$(0.09)	$(0.28)

Pro forma loss per share:
Basic and diluted	$(0.10)	$(0.28)

Note 2 - Changes in Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Notes Receivable From Stockholders	Accum. Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2003	14,826,613	$148	$83,247	$(2,671)	$(75,741)	644,600	$(500)	$4,483
Issuance of Common Stock in connection with purchase of business	10,679,607	107	1,708	—	—	—	—	1,815
Issuance of Warrants in connection with purchase of business	—	—	676	—	—	—	—	676
Cost of registering and issuing securities in connection with purchase of business	—	—	(183)	—	—	—	—	(183)
Net loss	—	—	—	—	(1,540)	—	—	(1,540)

Balance at March 31, 2004	25,506,220	$255	$85,448	$(2,671)	$(77,281)	644,600	$(500)	$5,251

Note 3 –Acquisition

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

COTELLIGENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

believe will give the newly formed Watchit Media, Inc. a competitive advantage. Watchit Media will continue to employ its marketing expertise and we will bring our resources and infrastructure to this smaller company to enhance their current offerings and expand to new markets.

The Company believes the convergence of Internet, wireless and video media will soon become a major part of the technology landscape. We believe our infrastructure, our experience in developing wireless and Internet business applications along with our system integration expertise are an excellent fit with the rapidly evolving narrowcasting and digital video display business.

The aggregate consideration paid for the acquisition was $3,285 (10,679,607 shares of the Company’s Common Stock issued at fair value of $1,815 and based on the average closing price of the Company’s common stock for a few days prior to and after the signing of the definitive agreement and related public announcement to purchase the business on November 25, 2003, warrants to purchase 5,339,803 shares of the Company’s common stock value using the Black-Sholes pricing model with valuation of $676, cash consideration of $505 and transaction costs of $472). Transaction costs of $472 include $183 paid for registration of securities in connection with the acquisition which were netted against the issuance of the shares to effect the acquisition in additional-paid-in capital. Liabilities assumed were approximately $236, and tangible assets acquired were approximately $82. The Company expects to recognize total intangible assets, primarily goodwill, of approximately $3,439 resulting from the acquisition.

Immediately following the close the transaction, with the issuance of 10,679,607 shares of Cotelligent common stock, the former OnSite stockholders owned 43% of the total shares of Cotelligent common stock then outstanding.

The results of the acquired business were included in the Company’s results of operations from its acquisition date, March 2, 2004.

Because the acquisition was completed on March 2, 2004, the Company has not been able to complete a valuation of the net assets acquired. The Company intends to obtain a valuation of the net assets in the near term from which it may derive an allocation between identifiable assets and goodwill.

In accordance with SFAS No. 141, “Business Combinations,” the following pro forma information for the three months ended March 31, 2003 and March 31, 2004, gives effect to the acquisition of OnSite Media, Inc., as if the acquisition was completed as of the beginning of the periods reported below. Because the Company has not completed a valuation of the net assets acquired, no adjustment for amortization of identifiable assets has been provided.

	Three Months Ended March 31,
	2004	2003
Pro forma revenues	$2,252	$3,069

Pro forma net loss	$(1,459)	$(3,635)

Pro forma loss per share:
Basic and diluted	$(0.05)	$(0.15)

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

The Series C Stock meets the definition of a debt security under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” In accordance with SFAS No. 115, the Company classified the Series C Stock as a trading security

COTELLIGENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

and consequently reports the investment at fair value, with unrealized gains and losses recorded in other income (expense) in the condensed consolidated statements of operations. Accordingly, the investment was reduced by $1,447 during the year ended December 31, 2002 and $892 during the three months ended March 31, 2003, due to the decrease in fair value since the acquisition date. The investment continued to decrease in value subsequent to March 31, 2003, and by December 31, 2003, had no value.

During the three months ended March 31, 2003, the Company delivered software development services to Bluebook for which no revenue was recognized. Payments of $270 were received from Bluebook for the delivery of services during the three months ended March 31, 2003 which were applied against and further reduced the carrying value of the investment below market value. Cost of $230 associated with software development services during the three months ended March 31, 2003, were recorded as research and development costs.

During 2003, Cotelligent filed a claim under arbitration proceedings against Bluebook for unpaid services. Bluebook filed a counter claim against Cotelligent for breach of a consulting services agreement. On May 4, 2004, the Company executed a Settlement Agreement with Bluebook whereby, in satisfaction of all claims by both parties, all of Cotelligent’s Series C Stock was converted into 5,316,704 shares of Bluebook Common Stock.

Note 5 – Restructuring Programs

In September 2001, as part of the Company’s efforts to streamline its operations commensurate with its revenue base, the Company identified opportunities to reduce its cost structure. Accordingly, the Company adopted an exit plan which resulted in a restructuring charge of $2,436 during the year ended December 31, 2001. The September 2001 plan included provisions for severance of approximately 145 management and operating staff ($1,034) as well as closure costs associated with a plan to consolidate or dispose of certain locations ($1,402). The September 2001 plan did not meet the requirements in order to accrue employee severance costs as of a commitment date, and these severance costs that did not provide a future benefit were charged to operations when due and payable.

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

The following summarizes the activity and balances for these restructuring programs for the three months ended March 31, 2004:

	September 2001 Facilities Closure	August 2003 Severance Benefits	Total
Balance, December 31, 2003	$760	$49	$809
Spending	(33)	(9)	(42)

Balance, March 31, 2004	$727	$40	$767

Note 6 – Weighted Average Number of Shares Outstanding

There were no reconciling items between the numerator and denominator used to compute basic and diluted loss per share for the periods presented in the consolidated statements of operations. The Company had outstanding stock options, warrants and LSPP shares of 8,628,115 and 6,068,037 at March 31, 2004 and 2003, respectively that were not included in EPS for those relevant periods because the Company reported a loss from continuing operations resulting in an antidilutive effect.

COTELLIGENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

Note 7 – Related Party Transaction

During the three months ended March 31, 2004, the Compensation Committee of the Board of Directors provided the Chief Executive Officer a bonus upon the completion of the acquisition of OnSite Media, Inc. (see note 3). The $640 bonus was classified as part of selling, general and administrative expenses. The amount of the bonus remaining after tax was withheld by the Company was used to repay $364 of the notes receivable and accrued interest outstanding from the Chief Executive Officer. The Company recognized $71 of the repayment as interest income. Accordingly, the Company reduced the valuation allowance against these notes receivable by $293 upon repayment. This reduction in the valuation allowance was classified as selling, general and administrative expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for statements of historical fact contained herein, any statements contained in this report may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are based upon current expectations that involve risks and uncertainties. Cotelligent’s actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed under “Risk Factors” in Cotelligent’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and other filings made with the Securities and Exchange Commission. The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information set forth in our financial statements and the notes thereto included elsewhere in this filing. All forward-looking statements included in this report are based upon information available to Cotelligent as of the date thereof, and Cotelligent assumes no obligation to update any of such forward-looking statements.

Cotelligent provides IT consulting and also provides maintenance, support and hosting on software products it has licensed. The IT consulting services are either provided under time and materials billing arrangements or on a fixed-fee basis. In addition, Cotelligent provides narrowcasting services which includes digital technologies and production services for video content, distribution, scripting and playback on digital display channels and networks, as well as maintenance, support and contract services on software products it licensed. Narrowcasting, maintenance and support services are provided under month-to-month or long-term service arrangements.

For time and materials arrangements, revenues are recorded as work is performed. Revenues are directly related to the total number of hours billed to clients and the associated hourly billing rates. Hourly billing rates are established for each service provided and are a function of the type of work performed and the related skill level of the consultant. Revenues pursuant to fixed-fee contracts are generally recognized as services are rendered on the percentage-of-completion method of accounting based on hours incurred to total estimated labor hours to complete. In addition, the Company has developed complete mobile workforce management solutions for industries that have medium to large transient sales, field or delivery personnel. A component of these solutions may include software that has been developed by the Company. For each element in a software arrangement (e.g., license, maintenance, and services), revenue is recognized once there is evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. The amount of revenue recognized for each element is based upon vendor specific objective evidence of fair value using the residual method. Maintenance and service revenue is recognized as the Company performs the services. The Company has not had significant sales of software.

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

OVERVIEW OF 2003 AND 2004

In the years leading up to 2003, the Company strategically shifted from providing general IT services and solutions to a targeted approach to offering mobile workforce management and Web services. We changed our go-to-market strategy to better focus our resources and leverage our experience and solid client base in these areas. Our decision to do this was reinforced at the time by market research, financial research and the Company’s own research and analysis indicating that mobile workforce management and

Web services were the next emerging growth markets. Our solutions utilized broadly accepted as well as cutting edge technologies. The Company had spent considerable time devoted to the development of these core competencies after divesting the majority of our staff augmentation business in 2000. In addition, the Company carefully assessed and exited a number of solutions and service offerings that were not core to the principal service offerings outlined above.

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

In April 2003, our Chief Executive Officer, James Lavelle, sent a letter to our stockholders indicating the Company’s intention to engage in merger and acquisition activities in order to help improve Cotelligent’s prospects for the future and increase our scale. As a matter of course since we started our Company in 1996 and successfully executed an aggressive merger and acquisition strategy through early 1999, we have researched and analyzed a variety of vertical markets that could provide new growth opportunities for us through merger or acquisition. In mid-2003 Cotelligent signed a letter of intent to acquire a field force automation firm. After 90 days of due diligence, we decided not to consummate the transaction.

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

Because Cotelligent had the opportunity to work closely with OnSite between the signing of the definitive agreement on November 24, 2003, and the closing of the transaction March 2, 2004, the integration of OnSite into Cotelligent’s infrastructure was immediate. In addition, sales and business development activity in the narrowcasting market has been continuous. At March 31, 2004, we remain optimistic about future revenue opportunity within Watchit, and we continue to look at other businesses in the narrowcasting space that would be complimentary to Watchit as possible candidates for acquisition.

CONSOLIDATED RESULTS OF OPERATIONS

(In Thousands)

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Revenues

Revenues decreased $843 or 30%, to $2,013 in the three months ended March 31, 2004 from $2,856 in the three months ended March 31, 2003.

During 2003, the Company continued its evolution from providing general IT consulting services towards offering IT solutions targeted in mobile workforce management and Web services. The decrease in revenue was due to a reduction in custom software development projects. The decrease in revenues occurred at a time when there was a softening in the IT services market and during which time the Company invested heavily in sales and formalized marketing programs. Although the sales and marketing efforts resulted in increased interest from potential clients, the Company’s experience has been that businesses have not increased spending on IT services and continuously delayed spending in anticipation of further evidence that an economic recovery was imminent. Accordingly, the Company dismantled its formal marketing campaign in the latter part of 2003. Given these circumstances, during the three months ended March 31, 2004, the Company primarily focused on generating revenue from its existing long term clients. Offsetting the first quarter decrease in revenue was $77 in revenues from the OnSite business acquired on March 2, 2004.

Gross Profit

Gross profit decreased $238, or 22%, to $838 in the three months ended March 31, 2004 from $1,076 in the three months ended March 31, 2003.

The decrease in gross profit was commensurate with the overall reduction in revenue. Gross profit as a percentage of revenues increased to 42% from 38% due to utilization of billable staff. Through a reorganization of responsibilities in the latter part of 2003, the Company maintained the necessary skill levels but eliminated a number of under-utilized people.

Research and Development Costs

Research and development costs were $380 for the three months ended March 31, 2003.

The Company had a dedicated team of people solely focused on research and development activities associated with mobile workforce management and Web services solutions. Included in research and development expenses for the three months ended March 31, 2003 were costs incurred for the development of a software solution for a business partner. The Company dismantled its research and development organization in the latter part of 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $894, or 27%, to $2,459 in the three months ended March 31, 2004 from $3,353 in the three months ended March 31, 2003.

The decrease $894 decrease in selling, general and administrative expenses comprised the following items.

Decease in wage expense due to reductions in number of operating staff as evidenced by 88 operating staff at March 31, 2004 compared to 154 operating staff at March 31, 2003	$522
Decrease in travel and entertainment expenses due to reductions in sales, business development and executive staff positions	177
Decrease in occupancy and office operating costs due to the closure of operating locations and lower headcount	137
Decease in marketing expense due to discontinuance of marketing programs related to development of IT services revenues	85
Inclusion of selling, general and administrative expenses of acquired business	(49)
Other effects	22

Total decrease in selling, general and administrative expenses	$894

Other Income (Expense)

Other income (expense) primarily consists of interest income, interest expense, loss on an investment in an alliance partner accounted for under the equity method of accounting and the change in market value associated with an investment in a marketable security.

Interest income, net of interest expense was $84 for the three months ended March 31, 2004 compared to $10 for the three months ended March 31, 2003. The increase in net interest income was primarily the result of recognizing interest income of $71 on notes receivable due from an officer of the Company.

Other expense for the three months ended March 31, 2003 was $1,003 principally from the change in market value associated with a preferred stock investment which meets the definition of a debt security under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” In accordance with SFAS No. 115, the Company classified its preferred stock investment as a trading security and consequently reports the investment at fair value, with unrealized gains and losses recorded in other income (expense) in the consolidated statements of operations. Accordingly, the investment was reduced by an $892 unrealized loss, during the quarter ended March 31, 2003.

Income Taxes

The Company did not record an income tax benefit for the three months ended March 31, 2004 or 2003 due to the uncertainty of its realization.

The income tax expense of $3 and $4 for the three months ended March 31, 2004 and March 31, 2003, respectively were for minimum state tax payments.

LIQUIDITY AND CAPITAL RESOURCES

In recent years, the Company has financed its operations principally through its own cash. The Company has not maintained a credit facility since June 30, 2000.

Cash used by operating activities was $1,150 and $3,971 for the three months ended March 31, 2004 and March 31, 2003, respectively. In the three months ended March 31, 2004, the primary net uses in operating activities were the $1,540 net loss and changes in working capital items. In the three months ended March 31, 2003, the primary net uses in operating activities were the $3,654 net loss, $1,670 reduction in accounts payable and accrued liabilities and $179 reduction in deferred revenue, offset by the $892 unrealized loss on an investment in a marketable security, $278 reduction in accounts receivable and $112 equity loss from investment in alliance partner. The primary sources of liquidity for the Company going forward are the collection of its accounts receivable and existing cash balances at March 31, 2004. Total receivables were 43 and 51 days of quarterly revenue at March 31, 2004 and December 31, 2003, respectively.

Cash used by investing activities was $269 for the three months ended March 31, 2004, compared to cash provided by investing activities of $249 for the three months ended March 31, 2003. In the three months ended March 31, 2004, the primary net uses of investing activities were $436 used to purchase a business, offset by $200 of payments received on a note from the acquirer of a discontinued operation. In the three months ended March 31, 2003, the primary uses of investing activities were $160 of payments received on a note from the acquirer of a discontinued operation and a $270 dividend from the investment in a marketable security, offset by $181 for the purchase of property and equipment, principally for continuous upgrades to computer software and equipment.

In the past and during the three months ended March 31, 2004, management has taken action in response to the continued softness in IT services in order to preserve cash, including but not limited to significant reductions in headcount, outsourcing certain administrative functions, changing benefit plan insurance carriers and acquiring a business in an industry with more near term growth prospects than IT services. Management has carefully forecasted its results of operations and financial position through March 31, 2005 and believes that the remaining cash on hand will provide adequate cash to fund its anticipated cash working capital needs, including cash requirements related to the purchase of OnSite at least through March 31, 2005. In the event circumstances arise that are not factored into the forecast, management can take further action such as seeking financing alternatives. Management has already begun the process of meeting with various funding sources and will continue to explore alternatives in order to secure financing in advance of any financing needs. The Company cannot be sure, however, that its results of operations will be sufficient to meet its cash needs through March 31, 2005, or that it will be able to take additional actions to make up for any cash shortfall.

The following table reflects our contractual cash obligations as of March 31, 2004, excluding interest, due over the indicated periods.

	Payments Due by Period
Contractual Cash Obligations:	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Operating leases, net of sublet arrangements	$2,504	$1,090	$1,414	$—	$—

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2004 was carried out by the Company under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report, except to the extent they may have been by the internal control issues discussed below, were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Change in Internal Control over Financial Reporting

In connection with the audit for the fiscal year ended December 31, 2003, the Company’s independent auditors, KPMG LLP, identified a reportable condition in internal control that KPMG LLP considers to me a material weakness under standards established by the American Institute of Certified Public Accountants. The identified deficiency was that the Company does not adequately monitor business activities and changing circumstances to identify events that necessitate a more in-depth written and contemporaneous accounting analysis or reevaluation of prior management judgments and accounting estimates.

During the three months ended March 31, 2004, the Company enhanced its internal control environment by requiring more in-depth written and contemporaneous accounting analysis or revaluation of prior management judgments and accounting estimates. The Company continues to review and enhance its internal control environment to further reduce to a relatively low level the risk that errors in amounts that would be material in relation to the financial statements will be detected within a timely period.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In 2003, Cotelligent had filed a claim under arbitration proceedings against Bluebook International Holding, Inc. for unpaid trade accounts receivable. Bluebook International Holding, Inc. has filed a counter claim against Cotelligent for breach of a consulting services agreement. On May 4, 2004, the Company executed a Settlement Agreement with Bluebook International Holding Company, Inc. (“Bluebook”) whereby, in satisfaction of claims by both parties, all of the Bluebook’s Series C Convertible Redeemable Preferred Stock owned by Cotelligent was converted into 5,316,704 shares of Bluebook Common Stock.

We are, from time to time, a party to litigation arising in the normal course of our business. We are not presently subject to any material litigation.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Securities

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

Current Report on Form 8-K, dated March 5, 2004, with the Securities and Exchange Commission in connection with the acquisition of OnSite Media, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COTELLIGENT, INC.

Date: May 14, 2004	/s/ Curtis J. Parker
Curtis J. Parker
Executive Vice President,
Chief Financial Officer and Treasurer