Form 10-Q
period 2004-06-30
COTELLIGENT INC
filed 2004-08-16
CIK 1004963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2004

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from           to

Commission File Number 0-27412

COTELLIGENT, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	94-3173918 (I.R.S. ID)

655 Montgomery Street, Suite 1000, San Francisco, California 94111
(Address of principal executive offices)

(415) 477-9900
(Registrant’s telephone number, including area code)

100 Theory, Suite 200, Irvine, California 92612
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

Yes X	No

        Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 123-2 of the Act).

Yes	No X

At August 11, 2004, there were 24,861,621 shares of common stock outstanding.

COTELLIGENT, INC.

INDEX

Part I — Financial Information

Page
Item 1. Financial Statements
Cotelligent, Inc.
Condensed Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003	3
Condensed Consolidated Statements of Operations for the Three and Six Months Ended
June 30, 2004 and 2003	4
Condensed Consolidated Statements of Cash Flows for the Six Months Ended
June 30, 2004 and 2003	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4. Controls and Procedures	19
Part II – Other Information
Item 1. Legal Proceedings	21
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	21
Item 3. Defaults upon Senior Securities	21
Item 4. Submission of Matters to a Vote to Security Holders	21
Item 5. Other Information	21
Item 6. Exhibits and Reports on Form 8-K	21
Signature	22
Exhibits

Item 1. Financial Statements

COTELLIGENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$1,657	$5,688
Refundable income taxes	17	85
Accounts receivable, including unbilled accounts of $178 and $245 and net of
allowance for doubtful accounts of $46 and $62, respectively	1,006	1,246
Notes receivable from officer and stockholders, net of valuation allowance of
$100 and $796, respectively	--	--
Note receivable from acquirer of discontinued operation	--	200
Prepaid expenses and other current assets	566	608

Total current assets	3,246	7,827
Property and equipment, net	311	289
Goodwill	2,592	--
Other Intangibles, net of $47 of accumulated amortization	819	--
Investment in marketable security	--	--
Other assets	296	247

Total assets	$7,264	$8,363

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$533	$617
Accrued compensation and related payroll liabilities	601	984
Restructuring liabilities	343	289
Deferred revenue	710	711
Obligation due sellers of an acquired business	107	--
Other accrued liabilities	176	659

Total current liabilities	2,470	3,260
Restructuring liabilities, net of current portion	374	520
Other long-term liabilities	13	31
Income taxes payable	69	69

Total liabilities	2,926	3,880

Commitments and contingencies	--	--
Stockholders' equity:
Preferred Stock, $0.01 par value; 500,000 shares authorized, no shares issued or
outstanding	--	--
Common Stock, $0.01 par value; 100,000,000 shares authorized, 25,506,221
and 14,826,613 shares issued, respectively	255	148
Additional paid-in capital	85,436	83,247
Note receivable from officer	(2,671)	(2,671)
Accumulated deficit	(78,182)	(75,741)
Treasury stock	(500)	(500)

Total stockholders' equity	4,338	4,483

Total liabilities and stockholders' equity	$7,264	$8,363

See accompanying notes to condensed consolidated financial statements.

COTELLIGENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	$2,065	$2,460	$4,078	$5,316
Cost of services	1,009	1,785	2,184	3,565

Gross profit	1,056	675	1,894	1,751
Research and development costs	--	113	--	493
Selling, general and administrative expenses	1,959	4,288	4,418	7,641

Operating loss	(903)	(3,726)	(2,524)	(6,383)
Other income (expense):
Interest expense	--	(12)	--	(28)
Interest income	3	30	87	56
Other	--	(493)	--	(1,496)

Total other income (expense)	3	(475)	87	(1,468)

Loss before income taxes	(900)	(4,201)	(2,437)	(7,851)
Income tax expense	1	3	4	7

Net loss	$(901)	$(4,204)	$(2,441)	$(7,858)

Loss per share:
Basic and diluted	$(0.04)	$(0.32)	$(0.12)	$(0.59)

Weighted average number of shares outstanding:
Basic and diluted	24,111,621	13,318,602	20,532,192	13,214,635

See accompanying notes to condensed consolidated financial statements.

COTELLIGENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(2,441)	$(7,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity loss from investment in alliance partner	--	263
Unrealized loss on investment in marketable security	--	1,235
Depreciation and amortization	102	80
Compensation expense on change in terms of stock options	--	54
Provision for doubtful accounts	(16)	70
Changes in current assets and liabilities:
Accounts receivable	306	962
Prepaid expenses and other current assets	(131)	(167)
Income taxes, net	68	47
Accounts payable and accrued expenses	(1,245)	(1,461)
Deferred revenue	(19)	(163)
Other assets	(44)	69

Cash used in operating activities	(3,420)	(6,869)

Cash flows from investing activities:
Purchase of business, net of cash acquired	(734)	--
Payments received on note from acquirer of discontinued operations	200	240
Purchases of property and equipment	(77)	(185)
Dividend received from investee	--	270

Cash provided by (used in) investing activities	(611)	325

Cash flows from financing activities:
Net proceeds on issuance of common stock	--	62

Cash provided by financing activities	--	62

Net decrease in cash	(4,031)	(6,482)
Cash at beginning of period	5,688	17,683

Cash at end of period	$1,657	$11,201

Supplemental disclosures of cash flow information:
Interest paid	$--	$16

Income taxes paid (received)	$(65)	$7

Supplemental non-cash financing and investing activities:
Repayment of officer's notes receivable with bonus compensation	$364	$--

Revaluation of note receivable from stockholder	$403	$--

Detail of acquisition:
Fair value of assets acquired	$3,767	$--
Liabilities assumed	(227)	--
Common stock issued to sellers of an acquired business	(1,620)	--
Warrants issued to sellers of an acquired business	(676)	--
Cash component of consideration due stockholders of acquired business	(510)	--

Net cash paid	734	--
Cash acquired in acquisition	36	--

Cash used for purchase of business	$770	$--

See accompanying notes to condensed consolidated financial statements.

COTELLIGENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

Note 1 – Summary of Significant Accounting Policies and Practices

Description of Business
Cotelligent, Inc. (“Cotelligent” or the “Company”), a Delaware corporation, provides software consulting services to businesses with complex information technology (“IT”) operations, narrowcasting services which includes digital technologies and production services for video content, distribution, scripting and playback on digital display channels and networks, as well as maintenance, support and contract services on software products it licenses. These financial statements include the accounts of Cotelligent, Inc. and its subsidiaries. The Company acquired OnSite Media, Inc., a Nevada corporation, on March 2, 2004. The results of OnSite Media, Inc. have been included in the Company’s results from its acquisition date (see note 3).

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

In the past and during the six months ended June 30, 2004, management has taken action in response to the continued softness in IT services in order to preserve cash, including but not limited to significant reductions in headcount, outsourcing certain administrative functions, changing benefit plan insurance carriers, relocating corporate headquarters resulting in lower lease obligations, acquired a business in an industry with more near term growth prospects than IT services and commenced looking for financing alternatives. Management has carefully forecasted the Company’s results of operations and financial position through June 30, 2005 and believes that the remaining cash on hand and accounts receivable will provide adequate cash to fund its anticipated cash and working capital requirements related to the purchase of Onsite Media, Inc. at least through June 30, 2005. In the event circumstances arise that are not factored into the forecast, management will take further action such as seeking additional financial alternatives.

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

Stock-Based Compensation
The Company has adopted the interim disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Related interim disclosures are as follows.

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

COTELLIGENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

The following table compares net loss and loss per share as reported to the pro forma amounts that would be reported had compensation expense been recognized for our stock-based compensation plans in accordance with the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss, as reported	$(901)	$(4,204)	$(2,441)	$(7,858)
Add: Stock-based employee compensation expense
included in reported net income net of related tax
expense, if applicable	--	29	--	54
Deduct: Stock-based compensation expense determined
under fair value based method for awards net
of related tax expense, if applicable	(6)	(64)	(161)	(140)

Pro forma net loss	$(907)	$(4,239)	$(2,602)	$(7,944)

Loss per share, as reported:
Basic and diluted	$(0.04)	$(0.32)	$(0.12)	$(0.59)

Pro forma loss per share:
Basic and diluted	$(0.04)	$(0.32)	$(0.13)	$(0.60)

Note 2 - Changes in Stockholders' Equity

	Common Stock					Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Notes Receivable From Stockholders	Accum. Deficit	Shares	Amount	Total Stockholders' Equity
Balance at December 31, 2003	14,826,613	$148	$83,247	$(2,671)	$(75,741)	644,600	$(500)	$4,483
Issuance of Common Stock
in connection with
purchase of business	10,679,608	107	1,708	--	--	--	--	1,815
Issuance of Warrants in
connection with purchase
of business	--	--	676	--	--	--	--	676
Cost of registering and
issuing securities in
connection with purchase
of business	--	--	(195)	--	--	--	--	(195)
Net loss	--	--	--	--	(2,441)	--	--	(2,441)

Balance at June 30, 2004	25,506,221	$255	$85,436	$(2,671)	$(78,182)	644,600	$(500)	$4,338

Note 3 –Acquisition

Cotelligent acquired OnSite Media, Inc, a Nevada corporation, on March 2, 2004. OnSite was renamed Watchit Media, Inc., or “Watchit”, effective with the close of the transaction. OnSite was a ten year old company that developed enabling digital technologies and production services aimed at providing complete solutions for video content creation, distribution, scripting and playback for companies with digital display channels and networks. OnSite historically provided this software and service offerings to the hospitality and gambling industries. Narrowcasting consists of delivering dynamic, compelling promotional messaging to influence the actions of a localized audience. Promotional messages for hotel in-room channels, driving commercial messages to casino floors

COTELLIGENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

and outdoor signage had been the primary business of OnSite. In addition, OnSite developed a unique Internet media creation software application which we believe will give the newly formed Watchit a competitive advantage. Watchit will continue to employ its marketing expertise and we will bring our resources and infrastructure to this smaller company to enhance their current offerings and expand to new markets.

The Company believes the convergence of Internet, wireless and video media will soon become a major part of the technology landscape. We believe our infrastructure, our experience in developing wireless and Internet business applications along with our system integration expertise fit well with the rapidly evolving narrowcasting and digital video display business.

The aggregate consideration paid for the acquisition was $3,307 (10,679,608 shares of the Company’s Common Stock issued at fair value of $1,815 and based on the average closing price of the Company’s common stock for a few days prior to and after the signing of the definitive agreement and related public announcement to purchase the business on November 25, 2003, warrants to purchase 5,339,803 shares of the Company’s common stock with a value, using the Black-Sholes pricing model, of $676, cash consideration of $510 and transaction costs of $501). Transaction costs of $501 include $195 paid for registration of securities in connection with the acquisition which were netted against the issuance of the shares to effect the acquisition in additional-paid-in capital. Liabilities assumed were approximately $227, and tangible assets acquired were approximately $76. The Company expects to recognize total intangible assets of $3,458 resulting from the acquisition.

The Company has obtained an independent valuation for the aggregate consideration paid for the acquisition as follows.

Total liabilities assumed	$(227)
Total tangible assets acquired	76
Identifiable intangible assets:
Software	73
Customer contracts	98
Archived content video library	695
Goodwill	2,592

Total aggregate consideration paid	$3,307

The Company has ascribed useful lives to the identifiable intangible assets that range from 2 to 20 years. In the six months ended June 30, 2004 the Company recorded amortization on the identifiable intangible assets of $47.

Immediately following the close of the transaction, with the issuance of 10,679,608 shares of Cotelligent common stock, the former OnSite stockholders owned 43% of the total shares of Cotelligent common stock then outstanding.

The results of the acquired business were included in the Company’s results of operations from its acquisition date, March 2, 2004.

In accordance with SFAS No. 141, “Business Combinations,” the following pro forma information for the three months ended June 30, 2003 and the six months ended June 30, 2004 and 2003, gives effect to the acquisition of OnSite Media, Inc., as if the acquisition was completed as of the beginning of the periods reported below.

		Six Months Ended June 30,
	Three Months Ended June 30, 2003	2004	2003
Pro forma revenues	$2,780	$4,317	$5,849

Pro forma net loss	$(4,248)	$(2,383)	$(7,913)

Pro forma loss per share:
Basic and diluted	$(0.18)	$(0.09)	$(0.33)

COTELLIGENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

Note 4 – Investment in Marketable Security

During 2002, the Company acquired 5,316,704 shares of Series C Convertible Redeemable Preferred Stock (“Series C Stock”) of Bluebook International Holding Company, Inc. (“Bluebook”), representing an approximately 15% ownership interest (assuming conversion of all outstanding preferred stock) in exchange for $3,000 in cash and contributed services. The value of the Series C Stock was initially recorded at $3,000, the amount of cash paid to Bluebook. The cost of the contributed services was recorded as research and development costs. Under the certificate of designation of the Series C Stock, Bluebook is required, at the Company’s option, to either a) convert the shares of Series C Stock to common stock at any time or b) redeem the shares of Series C Stock for cash beginning four years and up through six years after the date of initial issuance.

The Series C Stock meets the definition of a debt security under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” In accordance with SFAS No. 115, the Company classified the Series C Stock as a trading security and consequently reports the investment at fair value, with unrealized gains and losses recorded in other income (expense) in the condensed consolidated statements of operations. Accordingly, the investment was reduced by $1,447 during the year ended December 31, 2002 and $1,234 during the six months ended June 30, 2003, due to the decrease in fair value since the acquisition date. The investment continued to decrease in value subsequent to June 30, 2003 and by December 31, 2003 had no value.

During the six months ended June 30, 2003, the Company delivered software development services to Bluebook for which no revenue was recognized. Payments of $270 were received from Bluebook for the delivery of services during the six months ended June 30, 2003 which were applied against and further reduced the carrying value of the investment below market value. Cost of $230 associated with software development services during the six months ended June 30, 2003, were recorded as research and development costs.

During 2003, Cotelligent filed a claim under arbitration proceedings against Bluebook for unpaid services. Bluebook filed a counter claim against Cotelligent for breach of a consulting services agreement. On May 4, 2004, the Company executed a Settlement Agreement with Bluebook whereby, in satisfaction of all claims by both parties, all of Cotelligent’s Series C Stock was converted into 5,316,704 shares of Bluebook Common Stock. The Company continues to report the investment at fair value, which at June 30, 2004, was zero.

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

In August 2003, as part of the Company’s efforts to streamline its operations commensurate with its revenue base, the Company identified opportunities to reduce its cost structure by reducing headcount. The Company terminated approximately 33 management and operating staff between August 2003 and December 2003 and recorded a restructuring charge related to the severance and extended medical coverage (“COBRA”) benefits provided to the terminated employees of $2,531. Only the COBRA benefits remained payable at December 31, 2003.

COTELLIGENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

The following summarizes the activity and balances for these restructuring programs for the six months ended June 30, 2004.

	September 2001 Facilities Closure	August 2003 Severance Benefits	Total
Balance, December 31, 2003	$760	$49	$809
Spending	(72)	(20)	(92)

Balance, June 30, 2004	$688	$29	$717

Note 6 – Weighted Average Number of Shares Outstanding

There were no reconciling items between the numerator and denominator used to compute basic and diluted loss per share for the periods presented in the consolidated statements of operations. The Company had outstanding stock options, warrants and LSPP shares of 8,615,317 and 4,621,671 at June 30, 2004 and 2003, respectively, that were not included in EPS for those relevant periods because the Company reported a loss from continuing operations resulting in an antidilutive effect.

Note 7 – Segment Information

Cotelligent was previously organized into one reportable segment, IT Services. Effective with the acquisition of OnSite Media, Inc. on March 2, 2004, the Company became organized into the following two reportable segments, to align internal management with current service offerings:

IT Services.  IT software and consulting services to businesses with complex IT operations in addition to maintenance, support and hosting on software products it has licensed.

Narrowcasting.  Digital technology and production services for video content, distribution, scripting and playback on digital display channels and networks.

Segment reporting became effective in the three months ended June 30, 2004, as information first became available to the Chief Executive Officer in the newly acquired narrowcasting segment during that period. The Chief Executive Officer evaluates segment financial performance based on segment revenues and gross profit. Cost of services include direct costs of providing services, primarily personnel. Indirect costs are not allocated to segments as the Chief Executive Officer does not evaluate the financial performance of each segment based on its respective assets, capital expenditures or level of selling, general and administrative expense.

The following table summarizes segment information for the three and six months ended June 30, 2004. Comparative information for the three and six months ended June 30, 2003 has not been provided during that period as the Company operated in one reportable segment, IT Services.

	Three Months Ended June 30, 2004
	IT Services	Narrowcasting	Non Allocated	Total
Revenues	$1,832	$233	$--	$2,065
Cost of services	900	109	--	1,009

Gross profit	932	124	--	1,056
Non allocated selling, general and administrative
expenses; other income (expenses); and
income tax expense	--	--	1,957	1,957

Net income (loss)	$932	$124	$(1,957)	$(901)

COTELLIGENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

	Six Months Ended June 30, 2004
	IT Services	Narrowcasting	Non Allocated	Total
Revenues	$3,768	$310	$--	$4,078
Cost of services	2,012	172	--	2,184

Gross profit	1,756	138	--	1,894
Non allocated selling, general and administrative
expenses; other income (expenses); and
income tax expense	--	--	4,335	4,335

Net income (loss)	$1,756	$138	$(4,335)	$(2,441)

Assets have, in general, not been allocated between the segments for management purposes, and, as such, they are not presented here.

Note 8 – Related Party Transaction

During the six months ended June 30, 2004, the Compensation Committee of the Board of Directors awarded the Chief Executive Officer a bonus upon the completion of the acquisition of OnSite Media, Inc. (see note 3). The $640 bonus was classified as part of selling, general and administrative expenses. The amount of the bonus remaining after tax was withheld by the Company was used to repay $364 of the notes receivable and accrued interest outstanding from the Chief Executive Officer. The Company recognized $71 of the repayment as interest income. Accordingly, the Company reduced the valuation allowance against these notes receivable by $293 upon repayment. This reduction in the valuation allowance was classified as selling, general and administrative expenses.

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

For time and materials arrangements, revenues are recorded as work is performed. Revenues are directly related to the total number of hours billed to clients and the associated hourly billing rates. Hourly billing rates are established for each service provided and are a function of the type of work performed and the related skill level of the consultant. Revenues pursuant to fixed-fee contracts are generally recognized as services are rendered on the percentage-of-completion method of accounting based on hours incurred to total estimated labor hours to complete. In addition, the Company has developed complete mobile workforce management solutions for industries that have medium to large transient sales, field or delivery personnel. A component of these solutions may include software that has been developed by the Company. For each element in a software arrangement (e.g., license, maintenance, and services), revenue is recognized once there is evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. The amount of revenue recognized for each element is based upon vendor specific objective evidence of fair value using the residual method. Maintenance, support and hosting revenue is recognized as the Company performs the services. The Company has not had significant sales of software.

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

In August of 2003, it became clear to us that a number of opportunities that only a few months before looked promising were not going to occur. The Company performed an in-depth review of each opportunity and concluded that businesses were reluctant to use discretionary expenditures to invest in mobile workforce and Web service technologies given the fact that their current IT environments operated satisfactorily. In addition, fearful of continuing economic circumstances and market pressures, we observed that many of the prospects that decided to pursue projects did so with larger, better capitalized firms than Cotelligent.

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

In September 2003, Cotelligent engaged in a dialog with narrowcasting company, OnSite Media, Inc., renamed Watchit Media, Inc., or Watchit. The combination of Cotelligent’s history in Internet, media and wireless technologies and OnSite’s strength in driving video content to high growth venues in the gaming and hospitality industries looked promising. Cotelligent entered into a definitive agreement to acquire OnSite Media, Inc. on November 24, 2003, and closed the transaction on March 2, 2004. By integrating OnSite’s business with Cotelligent’s infrastructure, and by utilizing our public company know how to position us for the future, we have set about executing a strategy that we believe will allow us to play an important role in the convergence of Internet, video and mobile technology. This is a growing, fast paced market, in which we believe the ability to integrate these technologies will help differentiate us from many other companies.

Because Cotelligent had the opportunity to work closely with OnSite between the signing of the definitive agreement on November 24, 2003, and the closing of the transaction March 2, 2004, the integration of OnSite into Cotelligent’s infrastructure was immediate. In addition, sales and business development activity in the narrowcasting market has been continuous. At June 30, 2004, we remain optimistic about future revenue opportunity within Watchit, and we continue to look at other businesses in the narrowcasting space that would be complimentary to Watchit as possible candidates for acquisition.

Commensurate with the formation of Watchit, the Company now operates two reportable segments: IT Services and Narrowcasting. The results of the narrowcasting segment have been included in the Company’s results subsequent to the acquisition date of OnSite, March 2, 2004.

CONSOLIDATED RESULTS OF OPERATIONS
(In Thousands)

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Revenues
Revenues decreased $395 or 16%, to $2,065 in the three months ended June 30, 2004 from $2,460 in the three months ended June 30, 2003.

Revenues per reportable segment were as follows:

	Three Months Ended June 30,
	2004	2003
IT Services	$1,832	$2,460
Narrowcasting	233	--

Total revenues	$2,065	$2,460

Within the IT Services segment, during 2003, the Company continued its evolution from providing general IT consulting services towards offering IT solutions targeted in mobile workforce management and Web services. The decrease in revenue was due to a reduction in custom software development projects. The decrease in revenues occurred at a time when there was a softening in the IT services market and during which time the Company invested heavily in sales and formalized marketing programs. Although the sales and marketing efforts resulted in increased interest from potential clients, the Company's experience has been that businesses have not increased spending on IT services and continuously delayed spending in anticipation of further evidence that an economic recovery was imminent. Accordingly, the Company dismantled its formal marketing campaign in the latter part of 2003. Given these circumstances, during the three months ended June 30, 2004, the Company primarily focused on generating revenue from its existing long-term clients.

The narrowcasting segment produced revenues of $233 during the three months ended June 30, 2004 following the acquisition of the OnSite business on March 2, 2004.

Gross Profit
Gross profit increased $381, or 56%, to $1,056 in the three months ended June 30, 2004 from $675 in the three months ended June 30, 2003.

Gross profit per reportable segment were as follows:

	Three Months Ended June 30,
	2004	2003
IT Services	$932	$675
Narrowcasting	124	--

Total gross profit	$1,056	$675

Gross profit for the IT Services segment as a percentage of revenues increased to 51% from 27%, despite a decline in revenues, due to improved utilization of billable staff. Through a reorganization of responsibilities in the latter part of 2003, the Company maintained the necessary skill levels but eliminated a number of under-utilized people.

Gross profit for the Narrowcasting segment as a percentage of revenues was 53% for the three months ended June 30, 2004.

Research and Development Costs
Research and development costs were $113 for the three months ended June 30, 2003.

The Company had a dedicated team of people solely focused on research and development activities associated with mobile workforce management and Web services solutions. The Company dismantled its research and development organization in the latter part of 2003.

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $2,329, or 54%, to $1,959 in the three months ended June 30, 2004 from $4,288 in the three months ended June 30, 2003.

The $2,329 decrease in selling, general and administrative expenses comprised the following items:
Decrease in wage expense due to reductions in number of operating staff as evidenced by
27 operating staff at June 30, 2004 compared to 62 operating staff at June 30, 2003	$ 943
Decrease in outside legal services and outside services due to proxy contest in connection
with 2003 annual meeting	601
Decrease in marketing expense due to discontinuance of marketing programs related to
development of IT services revenues	293
Decrease in travel and entertainment expenses due to reductions in sales, business
development and executive staff positions	223
Decrease in occupancy and office operating costs due to the closure of operating
locations and lower headcount	181
Decrease in other professional services related to proxy contest, systems implementation
services, and acquisition candidates	226
Inclusion of selling, general and administrative expenses of acquired business	(199)
Other effects	61

Total decrease in selling, general and administrative expenses	$ 2,329

Other Income (Expense)
Other income (expense) primarily consists of interest income, interest expense, loss on an investment in an alliance partner accounted for under the equity method of accounting and the change in market value associated with an investment in a marketable security.

Interest income, net of interest expense was $3 for the three months ended June 30, 2004 compared to $18 for the three months ended June 30, 2003. The decrease in net interest income was primarily the result of a lower cash balance in 2004 coupled with the payoff of remaining amounts due on an interest bearing obligation in 2003.

Other expense for the three months ended June 30, 2003 was $493 principally from the change in market value associated with a preferred stock investment which meets the definition of a debt security under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” In accordance with SFAS No. 115, the Company classified its preferred stock investment as a trading security and consequently reports the investment at fair value, with unrealized gains and losses recorded in other income (expense) in the consolidated statements of operations. Accordingly, the investment was reduced by $343 of unrealized loss, during the quarter ended June 30, 2003.

Income Taxes
The Company did not record an income tax benefit for the three months ended June 30, 2004 or 2003 due to the uncertainty of its realization

The income tax expense of $1 and $3 for the three months ended June 30, 2004 and 2003, respectively were for minimum state tax payments.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Revenues
Revenues decreased $1,238 or 23%, to $4,078 in the six months ended June 30, 2004 from $5,316 in the six months ended June 30, 2003.

Revenues per reportable segment were as follows:

	Six Months Ended June 30,
	2004	2003
IT Services	$3,768	$5,316
Narrowcasting	310	--

Total revenues	$4,078	$5,316

Within the IT Services segment, during 2003, the Company continued its evolution from providing general IT consulting services towards offering IT solutions targeted in mobile workforce management and Web services. The decrease in revenue was due to a reduction in custom software development projects. The decrease in revenues occurred at a time when there was a softening in the IT services market and during which time the Company invested heavily in sales and formalized marketing programs. Although the sales and marketing efforts resulted in increased interest from potential clients, the Company’s experience has been that businesses have not increased spending on IT services and continuously delayed spending in anticipation of further evidence that an economic recovery was imminent. Accordingly, the Company dismantled its formal marketing campaign in the latter part of 2003. Given these circumstances, during the six months ended June 30, 2004, the Company primarily focused on generating revenue from its existing long term clients.

The narrowcasting segment produced revenues of $310 following the acquisition of the OnSite business on March 2, 2004 through June 30, 2004.

Gross Profit
Gross profit increased $143, or 8%, to $1,894 in the six months ended June 30, 2004 from $1,751 in the six months ended June 30, 2003.

Gross profit per reportable segment were as follows:

	Six Months Ended June 30,
	2004	2003
IT Services	$1,722	$1,751
Narrowcasting	172	--

Total gross profit	$1,894	$1,751

Gross profit for the IT Services segment as a percentage of revenues increased to 46% from 33%, despite a decline in revenue, due to improved utilization of billable staff. Through a reorganization of responsibilities in the latter part of 2003, the Company maintained the necessary skill levels but eliminated a number of under-utilized people.

Gross profit for the Narrowcasting segment as a percentage of revenues was 55% following the acquisition of the OnSite business on March 2, 2004 through June 30, 2004.

Research and Development Costs
Research and development costs were $493 for the six months ended June 30, 2003.

The Company had a dedicated team of people solely focused on research and development activities associated with mobile workforce management and Web services solutions. Included in research and development expenses for the six months ended June 30, 2003 were costs incurred for the development of a software solution for a business partner. The Company dismantled its research and development organization in the latter part of 2003.

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $3,223, or 42%, to $4,418 in the six months ended June 30, 2004 from $7,641 in the six months ended June 30, 2003.

The $3,223 decrease in selling, general and administrative expenses comprised the following items:
Decrease in wage expense due to reductions in number of operating staff as evidenced by
27 operating staff at June 30, 2004 compared to 62 operating staff at June 30, 2003	$ 1,542
Decrease in outside legal services and outside services due to proxy contest in connection
with 2003 annual meeting	624
Decrease in marketing expense due to discontinuance of marketing programs related to
development of IT services revenues	380
Decrease in travel and entertainment expenses due to reductions in sales, business
development and executive staff positions	397
Decrease in occupancy and office operating costs due to the closure of operating
locations and lower headcount	318
Decrease in other professional services related to proxy contest, systems implementation
services and acquisition candidates	190
Inclusion of selling, general and administrative expenses of acquired business	(248)
Other effects	20

Total decrease in selling, general and administrative expenses	$ 3,223

Other Income (Expense)
Other income (expense) primarily consists of interest income, interest expense, loss on an investment in an alliance partner accounted for under the equity method of accounting and the change in market value associated with an investment in a marketable security.

Interest income, net of interest expense was $87 for the six months ended June 30, 2004 compared to $28 for the six months ended June 30, 2003. The decrease in net interest income was primarily the result of a lower cash balance in 2004 coupled with the payoff of remaining amounts due under an interest bearing obligation in 2003.

Other expense for the six months ended June 30, 2003 was $1,496 principally from the change in market value associated with a preferred stock investment which meets the definition of a debt security under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” In accordance with SFAS No. 115, the Company classified its preferred stock investment as a trading security and consequently reports the investment at fair value, with unrealized gains and losses recorded in other income (expense) in the consolidated statements of operations. Accordingly, the investment was reduced by $1,234 of unrealized loss, during the six months ended June 30, 2003.

Income Taxes
The Company did not record an income tax benefit for the six months ended June 30, 2004 or 2003 due to the uncertainty of its realization.

The income tax expense of $4 and $7 for the six months ended June 30, 2004 and 2003, respectively, were for minimum state tax payments.

LIQUIDITY AND CAPITAL RESOURCES
(In Thousands)

In recent years, the Company has financed its operations principally through its own cash. The Company has not maintained a credit facility since June 30, 2000.

Cash used by operating activities was $3,420 and $6,869 for the six months ended June 30, 2004 and June 30, 2003, respectively. In the six months ended June 30, 2004, the primary net uses in operating activities were the $2,441 net loss and changes in working capital items, primarily $1,245 reduction in accounts payable and accrued expenses. In the six months ended June 30, 2003, the primary net uses in operating activities were the $7,858 net loss, $1,461 reduction in accounts payable and accrued expenses and $163 reduction in deferred revenue, offset by the $1,235 unrealized loss on an investment in a marketable security, $962 reduction in accounts receivable and $263 equity loss from investment in alliance partner. The primary sources of liquidity for the Company going forward are the collection of its accounts receivable and existing cash balances at June 30, 2004. Total receivables were 46 and 51 days of quarterly revenue at June 30, 2004 and December 31, 2003, respectively.

Cash used by investing activities was $611 for the six months ended June 30, 2004, compared to cash provided by investing activities of $325 for the six months ended June 30, 2003. In the six months ended June 30, 2004, the primary net uses of investing activities were $734 used to purchase a business, offset by $200 of payments received on a note from the acquirer of a discontinued operation. In the six months ended June 30, 2003, the primary uses of investing activities were $240 of payments received on a note from the acquirer of a discontinued operation and a $270 dividend from investee, offset by $185 for the purchase of property and equipment, principally for continuous upgrades to computer software and equipment.

In the past and during the six months ended June 30, 2004, management has taken action in response to the continued softness in IT services in order to preserve cash, including but not limited to making significant reductions in headcount, outsourcing certain administrative functions, changing benefit plan insurance carriers, relocating the corporate headquarters, resulting in lower lease obligations and acquiring a business in an industry with more near term growth prospects than IT services. Management has carefully forecasted its results of operations and financial position through June 30, 2005 and believes that the remaining cash on hand together with trade accounts receivable will provide adequate cash to fund its anticipated cash working capital needs, including cash requirements related to the purchase of OnSite at least through June 30, 2005. In the event circumstances arise that are not factored into the forecast, management can take further action such as seeking financing alternatives. Management has already begun the process of meeting with and reviewing proposals from various funding sources and will continue to explore alternatives in order to secure financing in advance of any financing needs. The Company cannot be sure, however, that its results of operations will be sufficient to meet its cash needs through June 30, 2005, or that it will be able to take additional actions to make up for any cash shortfall.

The following table reflects our contractual cash obligations as of June 30, 2004, excluding interest, due over the indicated periods.

	Payments Due by Period
Contractual Cash Obligations:	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Operating leases, net of sublet arrangements	$2,723	$1,277	$887	$559	$ --

CRITCAL ACCOUNTING ESTIMATES

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

On August 19, 2002, the Company acquired Convertible Redeemable Preferred Stock in Bluebook International Holding Company (“Bluebook”). The Company accounted for the preferred stock as a trading security with changes in fair value recorded in the consolidated statements of operations. On May 4, 2004, the Preferred Stock was fully converted to common stock of Bluebook. The Company continues to account for the investment at fair value. Accordingly, subsequent to August 19, 2002, the Company was exposed to market risk related to changes in the market price of the common stock in Bluebook.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2004 was carried out by the Company under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report, were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Change in Internal Control over Financial Reporting
In connection with the audit for the fiscal year ended December 31, 2003, the Company’s independent auditors, KPMG LLP, identified a reportable condition in internal control that KPMG considered to be a material weakness under standards established by the American Institute of Certified Public Accountants. The material weakness noted by KPMG occurred in the year ended December 31, 2003 and was the reason why KPMG identified an audit adjustment that reduced an accrual for income taxes by $2,549.

The Company reflected in its financial statements included in annual reports on Form 10-K for prior years the $2,618 accrual for income taxes related to certain income tax contingencies. The Company continued to maintain the accrual for income taxes while the statute of limitations for the tax years of the respective contingencies remained open.

In connection with its 2003 audit, KPMG concluded that the income tax accrual should be reduced by $2,549 because the Company had sufficient net operating losses available to apply against the tax contingencies. KPMG pointed to the fact that the Company continued to have operating losses in years subsequent to the years related to the tax contingencies and to the more recent change in tax law allowing operating losses to be carried back five years.

The Company understands that KPMG determined that the accounting adjustment had not been identified by the Company because the Company failed to monitor business activities and changing circumstances to identify events that necessitate a more in-depth written and contemporaneous analysis or revaluation of prior management judgments and accounting estimates.

The Company addressed KPMG’s comment regarding its failure to monitor business activities and changing circumstance in order to identify events that necessitate a more in-depth written and contemporaneous analysis or revaluation of prior management judgments and accounting estimates. Within one month after receiving KPMG’s comment, the Company modified its internal control to require a written analysis prior to the filing of each quarter’s Form 10-Q and the Form 10-K that identifies changes in the Company’s business activities and changing circumstances and considers potential revaluation of prior management judgments and accounting estimates.

This analysis is applied to those areas of accounting identified under Critical Accounting Estimates on the Form 10-K. This analysis was performed in May 2004, in relation and prior to the filing of the Form 10-Q for the quarter ended March 31, 2004 and was also performed in July 2004, in relation and prior to the filing of the Form 10-Q for the quarter ended June 30, 2004.

In addition, immediately after receiving KPMG’s comment, the Company prepared a written analysis to support the $2,549 reduction to the accrual for income taxes prior to the filing of Form 10-K for the year ended December 31, 2003.

The Company believes it has enhanced its internal control environment during the quarter ended June 30, 2004 to satisfactorily address the issue identified in the preceding paragraphs. The Company continues to review and enhance its internal control environment to further reduce to a relatively low level the risk that errors in amounts that would be material in relation to the financial statements will be detected within a timely period.

PART II - OTHER INFORMATION

Item 1. Item 2. Item 3.	Legal Proceedings

In 2003, Cotelligent had filed a claim under arbitration proceedings against Bluebook International Holding, Inc. for unpaid trade accounts receivable. Bluebook International Holding, Inc. filed a counter claim against Cotelligent for breach of a consulting services agreement. On May 4, 2004, the Company executed a Settlement Agreement with Bluebook International Holding Company, Inc. ("Bluebook") whereby, in satisfaction of claims by both parties, all of the Bluebook's Series C Convertible Redeemable Preferred Stock owned by Cotelligent was converted into 5,316,704 shares of Bluebook Common Stock.

We are, from time to time, a party to litigation arising in the normal course of our business. We are not presently subject to any material litigation.

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

(a)	We held our 2004 Annual Meeting of Stockholders on June 30, 2004. At the meeting, Anthony M. Frank was elected by the stockholders to serve as a Class III director for a term expiring at the 2007 annual meeting of stockholders
(b) and (c)	Set forth below is a description of the matters voted upon at the 2004 Annual Meeting, including the number of votes cast for, as well as the number of votes withheld and broker non-votes, as to the nominee for election as a Class III director

Election of one Class III director to serve for a term expiring at the 2007 annual meeting of stockholders.

Name of Nominee Anthony M. Frank	For 14,958,329	Withheld 519,589

Item 5.	Other Information Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits 31.1 31.2 32.1 32.2
Rule 13a-14(a) Certification of Chief Executive Officer
Rule 13a-14(a) Certification of Chief Financial Officer
Certification pursuant to 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer. Section 1350.
Certification pursuant to 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer. Section 1350.

(b)	Reports on Form 8-K
Form 8-K/A filed May 3, 2004 with the Securities and Exchange Commission in connection with amending Items 7(a) and (b) related to the acquisition of OnSite Media, Inc.

Form 8-K filed May 14, 2004 with the Securities and Exchange Commission in connection with press release announcing the appointment of Harlan Kleiman to Cotelligent's Board of Directors.

Form 8-K filed June 14, 2004 with the Securities and Exchange Commission in connection with press release announcing that James Lavelle, CEO of Cotelligent, was interviewed by CEOCast.com on June 7, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 16, 2004	COTELLIGENT, INC. /s/ Curtis J. Parker Curtis J. Parker Executive Vice President, Chief Financial Officer and Treasurer