Form 10-K/A
period 2003-12-31
COTELLIGENT INC
filed 2004-11-15
CIK 1004963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 2)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2003

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____ to ____

Commission File Number 0-27412

COTELLIGENT, INC.

Delaware	94-3173918
(State of incorporation)	(I.R.S. ID)

655 Montgomery Street, Suite 1000, San Francisco, CA 94111
(415) 477-9900

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

The number of shares of the registrant Common Stock outstanding as of March 25, 2004 was 24,861,625. .

DOCUMENTS INCORPORATED BY REFERENCE

None.

Exhibit 31.1

PART II

Item 9A of the Form 10-K filed by the Company on April 14, 2004 is hereby amended and restated as follows.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were not designed nor were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The weakness in internal control over financial reporting and in the disclosure controls is described below under the heading Change in Internal Control over Financial Reporting.

Change in Internal Control over Financial Reporting

In connection with the audit for the fiscal year ended December 31, 2003, the Company’s independent auditors, KPMG LLP, identified a reportable condition in internal control that KPMG LLP considered to be a material weakness under standards established by the American Institute of Certified Public Accountants. The material weakness noted by KPMG occurred in the year ended December 31, 2003 and was the reason why KPMG identified an audit adjustment that reduced an accrual for income taxes by $2,549.

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

The Company addressed KPMG’s comment regarding its failure to monitor business activities and changing circumstance in order to identify events that necessitate a more in-depth written and contemporaneous analysis or revaluation of prior management judgments and accounting estimates. Within one month after receiving KPMG’s comment, the Company modified its internal control to require a written analysis prior to the filing of each quarter’s Form 10-Q and the Form 10-K that identifies changes in the Company’s business activities and changing circumstances and considers potential revaluation of prior management judgments and accounting estimates. This analysis is applied to those areas of accounting identified under Critical Accounting Estimates on Form 10-K.

In addition, immediately after receiving KPMG’s comment, the Company prepared a written analysis to support the $2,549 reduction to the accrual for income taxes prior to the filing of Form 10-K for the year ended December 31, 2003.

Exhibit 31.1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California on the 12th day of November 2004.

COTELLIGENT, INC.

By: /s/ James R. Lavelle
James R. Lavelle
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on behalf of Cotelligent, Inc. this 12th day of November 2004.

Signature	Capacity	Date
/s/ James R. Lavelle
James R. Lavelle	Chairman of the Board of Directors, Director and Chief Executive Officer (Principal Executive Officer)	November 12, 2004
/s/ Curtis J. Parker
Curtis J. Parker	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	November 12, 2004
*
Debra J. Richardson	Director
*
Tony C. Vickers	Director

Harlan P. Kleiman	Director
/s/ James R. Lavelle	Attorney-in-Fact*
James R. Lavelle

Exhibit 31.1

EXHIBIT NO.	DESCRIPTION
24.1	Power of attorney (included on signature page of original Form 10-K filed on March 29, 2004)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act**
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act**
32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
**	Filed herewith.

Exhibit 31.1

Certifications

I, James R. Lavelle, certify that:

1.     I have reviewed this annual report on Form 10-K/A (Amendment No. 2) of Cotelligent, Inc.;

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

4.     The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

    a)        designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

    c)        disclosed in this annual report any change in the registrant’s internal controls over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5.     The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

    a)        all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

    b)        any fraud, whether of not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: November 12, 2004

/s/ James R. Lavelle —————————————— James. R. Lavelle Chairman of the Board and Chief Executive Officer

Exhibit 31.2

Certifications

I, Curtis J. Parker, certify that:

1.     I have reviewed this annual report on Form 10-K/A (Amendment No. 2) of Cotelligent, Inc.;

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

4.     The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

    a)        designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures presented in the annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

    c)        disclosed in this annual report any change in the registrant’s internal controls over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5.     The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

    a)        all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

    b)        any fraud, whether of not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: November 12, 2004

/s/ Curtis J. Parker —————————————— Curtis J. Parker Executive Vice President and Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, James R. Lavelle, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge, Cotelligent, Inc.‘s Annual Report on Form 10-K/A (Amendment No. 2) for the fiscal year ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-K/A (Amendment No. 2) fairly presents, in all material respects, the financial condition and results of operations of Cotelligent, Inc.

Date:November 12, 2004	By: /s/ James R. Lavelle —————————————— James R. Lavelle Chairman of the Board and ChiefExecutive Officer

Exhibit 32.2

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Curtis J. Parker, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge, Cotelligent, Inc.‘s Annual Report on Form 10-K/A (Amendment No. 2) for the fiscal year ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-K/A (Amendment No. 2) fairly presents, in all material respects, the financial condition and results of operations of Cotelligent, Inc.

Date: November 12, 2004	By: /s/ Curtis J. Parker —————————————— Curtis J. Parker Executive Vice President and Chief Financial Officer