Form 10-Q/A
period 2004-03-31
COTELLIGENT INC
filed 2004-11-15
CIK 1004963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

655 Montgomery Street, Suite 1000, San Francisco, CA 94111
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

Yes              No  X

        At May 12, 2004, there were 24,861,620 shares of common stock outstanding.

PART I

Item 4 of the Form 10/Q filed by the Company on May 17, 2004 is hereby amended and restated as follows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2004 was carried out by the Company under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were not designed nor were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The identified weakness in internal control over financial reporting and in the disclosure controls is described below under the heading Change in Internal Control over Financial Reporting.

Change in Internal Control over FinancialReporting

In connection with the audit for the fiscal year ended December 31, 2003, the Company’s independent auditors, KPMG LLP, identified a reportable condition in internal control that KPMG LLP considered to be a material weakness under standards established by the American Institute of Certified Public Accountants.

The material weakness noted by KPMG occurred in the year ended December 31, 2003 and was the reason why KPMG identified an audit adjustment that reduced an accrual for income taxes by $2.549 million.

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

The Company addressed KPMG’s comment regarding its failure to monitor business activities and changing circumstance in order to identify events that necessitate a more in-depth written and contemporaneous analysis or revaluation of prior management judgments and accounting estimates. Within one month after receiving KPMG’s comment, the Company modified its internal control to require a written analysis prior to the filing of each quarter’s Form 10-Q and the Form 10-K that identifies changes in the Company’s business activities and changing circumstances and considers potential revaluation of prior management judgments and accounting estimates. This analysis is applied to those areas of accounting identified under Critical Accounting Estimates on the Form 10-K. This analysis was performed in May 2004, in relation and prior to the filing of the Form 10-Q for the quarter ended March 31, 2004, filed with the Securities and Exchange Commission May 17, 2004.

In addition, immediately after receiving KPMG’s comment, the Company prepared a written analysis to support the $2,549 million reduction to the accrual for income taxes prior to the filing of Form 10-K for the year ended December 31, 2003.

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

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

(b) Reports on Form 8-K

Form8-K/A filed May 3, 2004 with the Securities and Exchange Commission in connection with amending Items 7(a) and (b) related to the acquisition of OnSite Media, Inc.

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

Date: November 12, 2004	COTELLIGENT, INC. /s/ Curtis J. Parker —————————————— Curtis J. Parker Executive Vice President, Chief Financial Officer and Treasurer

Exhibit 31.1

Certifications Pursuant to Section 302
of the Sarbanes-Oxley Act of 2002

I, James R. Lavelle, certify that:

1.     I have reviewed this quarterly report on Form 10-Q/A (Amendment No. 1) of Cotelligent, Inc.;

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)     designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others with those entities, particularly during the period in which this report is being prepared:

c)     evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusion about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)     disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting: and

5.     The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation to the registrant’s auditors and the audit committee of the registrant’s board of directors;

a)     all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 12, 2004

/s/ James R. Lavelle —————————————— James R. Lavelle Chairman of the Board and Chief Executive Officer

Exhibit 31.2

Certifications Pursuant to Section 302
of the Sarbanes-Oxley Act of 2002

I, Curtis J. Parker, certify that:

1.     I have reviewed this quarterly report on Form 10-Q/A (Amendment No. 1) of Cotelligent, Inc.;

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)     designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others with those entities, particularly during the period in which this report is being prepared:

c)     evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusion about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)     disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting: and

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation to the registrant’s auditors and the audit committee of the registrant’s board of directors;

a)     all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 12, 2004

/s/ Curtis J. Parker —————————————— Curtis J. Parker Executive Vice President and Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, James R. Lavelle, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge, Cotelligent, Inc.‘s Quarterly Report on Form 10-Q/A (Amendment No. 1) for the period ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q/A (Amendment No. 1) fairly presents in all material respects the financial condition and results of operations of Cotelligent, Inc.

Date: November 12, 2004	By: /s/ James R. Lavelle —————————————— James R. Lavelle Chairman of the Board and Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Curtis J. Parker, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge, Cotelligent, Inc.‘s Quarterly Report on Form 10-Q/A (Amendment No. 1) for the period ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q/A (Amendment No. 1) fairly presents in all material respects the financial condition and results of operations of Cotelligent, Inc.

Date: November 12, 2004	By: /s/ Curtis J. Parker —————————————— Curtis J. Parker Executive Vice President and Chief Financial Officer