Form 10-Q
period 2004-09-30
COTELLIGENT INC
filed 2004-11-15
CIK 1004963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2004

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____ to ____

Commission File Number 0-27412

COTELLIGENT, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3173918
(State of incorporation)	(I.R.S. ID)

655 Montgomery Street,Suite 1000, San Francisco, California 94111
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

At November 12, 2004, there were 24,861,621 shares of common stock outstanding.

COTELLIGENT, INC.

INDEX

Part I — Financial Information

Item 1. Financial Statements

COTELLIGENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$507	$5,688
Refundable income taxes	-	85
Accounts receivable, including unbilled accounts of $113 and $245 and net of
allowance for doubtful accounts of $51 and $62, respectively	896	1,246
Notes receivable from officer and stockholders, net of valuation allowance of
$100 and $796, respectively	-	-
Note receivable from acquirer of discontinued operation	-	200
Prepaid expenses and other current assets	300	608

Total current assets	1,703	7,827
Property and equipment, net	472	289
Goodwill	2,592	-
Other Intangibles, net of $82 of accumulated amortization	784	-
Investment in marketable security	-	-
Other assets	296	247

Total assets	$5,847	$8,363

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$355	$617
Accrued compensation and related payroll liabilities	512	984
Restructuring liabilities	361	289
Deferred revenue	690	711
Other accrued liabilities	228	659

Total current liabilities	2,146	3,260
Restructuring liabilities, net of current portion	320	520
Other long-term liabilities	13	31
Income taxes payable	69	69

Total liabilities	2,548	3,880

Commitments and contingencies	-	-

Stockholders' equity:
Preferred Stock, $0.01 par value; 500,000 shares authorized, no shares issued
or outstanding	-	-
Common Stock, $0.01 par value; 100,000,000 shares authorized, 25,506,221 and
14,826,613 shares issued, respectively	255	148
Additional paid-in capital	85,436	83,247
Note receivable from officer	(2,671)	(2,671)
Accumulated deficit	(79,221)	(75,741)
Treasury stock	(500)	(500)

Total stockholders' equity	3,299	4,483

Total liabilities and stockholders' equity	$5,847	$8,363

See accompanying notes to condensed consolidated financial statements.

COTELLIGENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues	$1,825	2,259	$5,903	$7,575
Cost of services	1,006	1,558	3,190	5,123

Gross profit	819	701	2,713	2,452
Research and development costs	-	76	-	569
Restructuring charge	(58)	1,865	(58)	1,865
Selling, general and administrative expenses	1,924	3,341	6,342	10,982

Operating loss	(1,047)	(4,581)	(3,571)	(10,964)

Other income (expense):
Interest expense	-	(8)	-	(36)
Interest income	2	36	89	92
Other	-	12	-	(1,484)

Total other income (expense)	2	40	89	(1,428)

Loss before income taxes	(1,045)	(4,541)	(3,482)	(12,392)
Income tax expense (benefit)	(6)	33	(2)	40

Net loss	(1,039)	(4,574)	(3,480)	(12,432)

Loss per share:
Basic and diluted	$(0.04)	$(0.34)	$(0.16)	$(0.94)

Weighted average number of shares outstanding:
Basic and diluted	24,111,621	13,432,013	21,734,044	13,287,890

See accompanying notes to condensed consolidated financial statements.

COTELLIGENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share data)
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows provided by (used in) operating activities:
Net loss	$(3,480)	$(12,432)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity loss from investment in alliance partner	-	335
Unrealized loss on investment in marketable security	-	1,201
Depreciation and amortization	180	127
Compensation expense on change in terms of stock options	-	54
Provision for doubtful accounts	(11)	(33)
Changes in current assets and liabilities:
Accounts receivable	411	792
Prepaid expenses and other current assets	135	21
Income taxes, net	85	112
Accounts payable and accrued expenses	(1,496)	(1,492)
Deferred revenue	(39)	499
Other assets	(44)	69

Cash used in operating activities	(4,259)	(10,747)

Cash flows provided by (used in) investing activities:
Purchase of business, net of cash acquired	(844)	-
Payments received on note from acquirer of discontinued operations	200	360
Purchases of property and equipment	(278)	(184)
Dividend received from marketable security	-	270

Cash provided by (used in) investing activities	(922)	446

Cash flows provided by (used in) financing activities:
Proceeds from stock option exercises	-	62

Cash provided by financing activities	-	62

Net decrease in cash	(5,181)	(10,239)
Cash at beginning of period	5,688	17,683

Cash at end of period	$507	$7,444

Supplemental disclosures of cash flow information:
Interest paid	$-	$36
Income taxes paid (refunded)	$(2)	$7
Officer compensation used to pay note receivable	$-	$87
Partial forgiveness of nonrecourse notes related to leveraged stock
purchase plan	$-	$3,048
Supplemental non-cash financing and investing activities:
Repayment of officer's notes receivable with bonus compensation	$364	$-
Revaluation of note receivable from stockholder	$403	$-
Detail of acquisition -
Fair value of assets acquired	$3,877	$-
Liabilities assumed	(227)	-
Common stock issued to sellers of an acquired business	(1,620)	-
Warrants issued to sellers of an acquired business	(676)	-
Cash component of consideration due stockholders of acquired business	(510)	-

Net cash paid	844	-
Cash acquired in acquisition	36	-

Cash used for purchase of business	$880	$-

See accompanying notes to condensed consolidated financial statements.

COTELLIGENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

Note 1 – Summary of Significant Accounting Policies and Practices

Description of Business

Cotelligent, Inc. (“Cotelligent” or the “Company”), a Delaware corporation, provides software consulting services to businesses with complex information technology (“IT”) operations, narrowcasting services which include digital technologies and production services for video content, distribution, scripting and playback on digital display channels and networks, as well as maintenance, support and contract services on software products it licenses. These financial statements include the accounts of Cotelligent, Inc. and its subsidiaries. The Company acquired OnSite Media, Inc., a Nevada corporation, on March 2, 2004. Immediately following the acquisition, the Company integrated OnSite Media, Inc. into a newly formed subsidiary, Watchit Media USA, Inc. The results of OnSite Media, Inc. have been included in the Company’s results from its acquisition date (see note 3).

Liquidity

The Company has had operating losses and negative operating cash flows for the past several fiscal periods. This has been due to declining demand for IT services and solutions and investments the Company has made in Watchit Media, Inc., its new narrowcasting business. As a result, the Company is exposed to certain risks which include the availability of financing, the retention of and dependence on key individuals, the effects of intense competition, the ability to develop and successfully market new product and service offerings, and the ability to streamline operations and increase revenues. While the Company is now focused on executing a growth strategy in the narrowcasting market, there can be no assurance the Company will be profitable in the future.

In the past and during the nine months ended September 30, 2004, management has taken action in response to the continued softness in IT services in order to preserve cash, including but not limited to significant reductions in headcount, outsourcing certain administrative functions, changing benefit plan insurance carriers, relocating the headquarters resulting in lower lease obligations, acquiring a business in an industry with more near term growth prospects than IT services and has commenced arranging financing alternatives. Management has carefully forecasted its results of operations and financial position through September 30, 2005, and has determined that the Company may not have adequate cash to fund its anticipated working capital needs.

Beginning in October 2004, management took further action to reduce costs and, including salary reductions for the executive officers and vice presidents of the Company, and reductions in force. Cotelligent also secured a line of credit against its trade accounts receivable, and is considering alternatives for attracting equity financing.

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

The Company's unaudited condensed interim consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

COTELLIGENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

The following table compares net loss and loss per share as reported to the pro forma amounts that would be reported had compensation expense been recognized for our stock-based compensation plans in accordance with the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss, as reported	$(1,039)	$(4,574)	$(3,480)	$(12,432)
Add: Stock-based employee compensation expense
included in reported net income net of related tax
expense, if applicable	-	-	-	54
Deduct: Stock-based compensation expense determined
under fair value based method for awards net of
related tax expense, if applicable	(5)	(56)	(173)	(196)

Pro forma net loss	$(1,044)	$(4,630)	$(3,653)	$(12,574)

Loss per share, as reported:
Basic and diluted	$(0.04)	$(0.34)	$(0.16)	$(0.94)

Pro forma loss per share:
Basic and diluted	$(0.04)	$(0.34)	$(0.17)	$(0.95)

Note 2 — Changes in Stockholders’ Equity

	Common Stock		Additional	Notes Receivable		Treasury Stock		Total
	Shares	Amount	Paid-In Capital	From Stockholders	Accum. Deficit	Shares	Amount	Stockholders' Equity
Balance at December 31, 2003	14,826,613	$148	$83,247	$(2,671)	$(75,741)	644,600	$(500)	$4,483
Issuance of Common Stock
in connection with
purchase of business	10,679,608	107	1,708	-	-	-	-	1,815
Issuance of Warrants in
connection with
purchase of business	-	-	676	-	-	-	-	676
Cost of registering and
issuing securities in
connection with
purchase of
business	-	-	(195)	-	-	-	-	(195)
Net loss	-	-	-	-	(3,480)	-	-	(3,480)

Balance at September 30, 2004	25,506,221	$255	$85,436	$(2,671)	$(79,221)	644,600	$(500)	$3,299

COTELLIGENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

Note 3 –Acquisition

Cotelligent acquired OnSite Media, Inc, a Nevada corporation, on March 2, 2004. In the acquisition, OnSite was merged with and into Watchit Media USA, Inc. a wholly owned subsidiary of Cotelligent, or “Watchit”. OnSite was a ten year old company that developed enabling digital technologies and production services aimed at providing complete solutions for video content creation, distribution, scripting and playback for companies with digital display channels and networks. OnSite historically provided this software and service offerings to the hospitality and gambling industries. This is called narrowcasting.

Narrowcasting technology presents dynamic, compelling motion media that influences the actions of captive audiences. Promotional messages for hotel in-room channels, presenting commercial messages to casino entertainment facilities and outdoor signage had been the primary business of OnSite. In addition, OnSite developed a unique Internet media creation software application which we believe will give the newly formed Watchit a competitive advantage. Cotelligent intends to leverage its marketing expertise, resources and infrastructure to enhance Watchit’s current services, launch new proprietary television programs, add greater value to current client relationships, add clients in the hospitality market, and expand to new markets.

The Company believes the convergence of Internet, wireless and video media will soon become a major part of the technology landscape. We believe Cotelligent’s infrastructure, experience in developing wireless and Internet business applications and its system integration expertise are an excellent fit with the rapidly evolving narrowcasting market.

The aggregate consideration paid for the acquisition was $3,307 (10,679,608 shares of the Company’s Common Stock issued at fair value of $1,815 and based on the average closing price of the Company’s common stock for a few days prior to and after the signing of the definitive agreement and related public announcement to purchase the business on November 25, 2003, warrants to purchase 5,339,803 shares of the Company’s common stock value using the Black-Sholes pricing model with valuation of $676, cash consideration of $510 and transaction costs of $501). Transaction costs of $501 include $195 paid for registration of securities in connection with the acquisition which were netted against the issuance of the shares to effect the acquisition in additional paid-in capital. Liabilities assumed were approximately $227, and tangible assets acquired were approximately $76. The Company recognized total intangible assets of $3,458 resulting from the acquisition.

The Company has obtained an independent valuation for the aggregate consideration paid for the acquisition as follows:

Total liabilities assumed	$(227)
Total tangible assets acquired	76
Identifiable intangible assets -
Software	73
Customer contracts	98
Archived content video library	695
Goodwill	2,592

Total aggregate consideration paid	$3,307

The Company has ascribed useful lives to the identifiable intangible assets that range from 2 to 20 years. In the nine months ended September 30, 2004 the Company recorded amortization on the identifiable intangible assets of $82.

Immediately following the close of the transaction, with the issuance of 10,679,608 shares of Cotelligent common stock, the former OnSite stockholders owned 43% of the total shares of Cotelligent common stock then outstanding.

The results of the acquired business were included in the Company’s results of operations from its acquisition date, March 2, 2004.

In accordance with SFAS No. 141, “Business Combinations,” the following pro forma information for the three months ended September 30, 2003 and the nine months ended September 30, 2004 and 2003, gives effect to the acquisition of OnSite Media, Inc., as if the acquisition was completed as of the beginning of the periods reported below.

COTELLIGENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

		Nine Months Ended September 30,
	Three Months Ended September 30, 2003	2004	2003
Pro forma revenues	$2,609	$6,142	$8,458
Pro forma net loss	(4,572)	(3,428)	(12,468)
Pro forma loss per share:
Basic and diluted	$(0.19)	$(0.14)	$(0.52)

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

The Series C Stock meets the definition of a debt security under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” In accordance with SFAS No. 115, the Company classified the Series C Stock as a trading security and consequently reports the investment at fair value, with unrealized gains and losses recorded in other income (expense) in the condensed consolidated statements of operations. Accordingly, the investment was reduced by $1,447 during the year ended December 31, 2002 and $1,201 during the nine months ended September 30 2003, due to the decrease in fair value since the acquisition date. The investment continued to decrease in value subsequent to September 30, 2003, and by December 31, 2003, had no value.

During the nine months ended September 30, 2003, the Company delivered software development services to Bluebook for which no revenue was recognized. Payments of $270 were received from Bluebook for the delivery of services during the nine months ended September 30, 2003 which were applied against and further reduced the carrying value of the investment below market value. Cost of $230 associated with software development services during the nine months ended September 30, 2003, were recorded as research and development costs.

During 2003, Cotelligent filed a claim under arbitration proceedings against Bluebook for unpaid services. Bluebook filed a counter claim against Cotelligent for breach of a consulting services agreement. On May 4, 2004, the Company executed a Settlement Agreement with Bluebook whereby, in satisfaction of all claims by both parties, all of Cotelligent’s Series C Stock was converted into 5,316,704 shares of Bluebook Common Stock. The Company continues to report the investment at fair value, which at September 30, 2004, was zero.

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

COTELLIGENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

In August 2003, as part of the Company’s efforts to streamline its operations commensurate with its revenue base, the Company identified opportunities to reduce its cost structure by reducing headcount. The Company terminated approximately 33 management and operating staff between August 2003 and December 2003 and recorded a restructuring charge related to the severance and extended medical coverage (“COBRA”) benefits provided to the terminated employees of $2,531. Only the COBRA benefits remained payable at September 30, 2004.

The following summarizes the activity and balances for these restructuring programs for the nine months ended September 30, 2004.

	September 2001 Facilities Closure	August 2003 Severance Benefits	Total
Balance, December 31, 2003	$760	$49	$809
Spending	(42)	(28)	(70)
Adjustment	(58)	-	(58)

Balance, September 30, 2004	660	$21	$681

Note 6 – Weighted Average Number of Shares Outstanding

There were no reconciling items between the numerator and denominator used to compute basic and diluted loss per share for the periods presented in the consolidated statements of operations. The Company had outstanding stock options, warrants and LSPP shares of 8,433,291 and 4,429,746 at September 30, 2004 and 2003, respectively, that were not included in EPS for those relevant periods because the Company reported a loss from continuing operations resulting in an antidilutive effect.

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

Narrowcasting.     Creative media development, private venue video programming, installation and integration of Internet protocol (IP) digital technology presenting video content, distribution, scripting and playback via Broadband to private video networks.

Segment reporting became effective in the three months ended June 30, 2004, as information first became available to the Chief Executive Officer in the newly acquired narrowcasting segment during that period. The Chief Executive Officer evaluates segment financial performance based on segment revenues and gross profit. Cost of services include direct costs of providing service, primarily personnel. Indirect costs are not allocated to segments as the Chief Executive Officer does not evaluate the financial performance of each segment based on its respective assets, capital expenditures or level of selling, general and administrative expense.

The following table summarizes segment information for the three and nine months ended September 30, 2004. Comparative information for the three and nine months ended September 30, 2003 has not been provided as the Company operated in one reportable segment, IT Services.

COTELLIGENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

	Three Months Ended September 30, 2004
	IT Services	Narrowcasting	Non Allocated	Total
Revenues	$1,570	$255	$-	$1,825
Cost of services	890	116	-	1,006

Gross profit	680	139	-	819
Non allocated operating expenses and other	-	-	(1,858)	(1,858)

Net Income	$680	$139	$(1,858)	$(1,039)

Depreciation and amortization	$30	$48	$-	$78

	Nine Months Ended September 30, 2004
	IT Services	Narrowcasting	Non Allocated	Total
Revenues	$5,338	$565	$-	$5,903
Cost of services	2,937	253	-	3,190

Gross profit	2,401	312	-	2,713
Non Allocated operating expenses and other	-	-	(6,193)	(6,193)

Net Income	$2,401	$312	$(6,193)	$(3,480)

Depreciation and amortization	$82	$98	$-	$180

Note 8 – Related Party Transaction

During the nine months ended September 30, 2004, the Compensation Committee of the Board of Directors provided the Chief Executive Officer a bonus upon the completion of the acquisition of OnSite Media, Inc. (see note 3). The $640 bonus was classified as part of selling, general and administrative expenses. The amount of the bonus remaining after tax was withheld by the Company and was used to repay $364 of the notes receivable and accrued interest outstanding from the Chief Executive Officer. The Company recognized $71 of the repayment as interest income. Accordingly, the Company reduced the valuation allowance against these notes receivable by $293 upon repayment. This reduction in the valuation allowance was classified as selling, general and administrative expenses.

Note 9 – Subsequent Event

On October 8, 2004, the Company entered into a Contract of Sale Security agreement (as amended, the “Agreement”) with CAPCO Financial Company, a division of Greater Bay Bank N.A. (the “Lender”), which established a line of credit for the Company. Under the Agreement, the Company has agreed to sell to the Lender all of its accounts receivable existing as of the date of the agreement or thereafter created during the term of the Agreement at a discount below face value. The Lender has reserved the sum of $1,000 for the purchase of the Company’s accounts receivable and these funds are available daily at the Company’s option, subject to the restriction that the maximum amount available to the Company may not exceed 70% of the accounts receivable that meet the Lender’s eligibility requirements. Funds advanced by the Lender to the Company under the Agreement are subject to a daily fee equal to the Lender’s prime rate plus 4%. The Company has granted a first priority security interest in all accounts, contract rights, chattel paper, documents, instruments and related general intangibles now owned or hereafter acquired and the proceeds thereof. The agreement has an initial term of 12 calendar months. The Agreement includes customary covenants regarding events of default. Upon an event of default, the Lender may, among other things, declare any amounts outstanding under the Agreement immediately due and payable.

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

Cotelligent provides IT consulting services and software solutions including application software maintenance, support and hosting. These services and solutions are provided under time and materials billing arrangements or on a fixed-fee basis. In addition, Cotelligent provides narrowcasting services which includes Internet protocol (IP) technologies and production services for video content, distribution, scripting and playback on digital display video channels and networks, as well as maintenance, support and contract services on software products it licensed. Narrowcasting, maintenance and support services are provided under term contracts of which most are one year or longer. These contracts are renewable at the discretion of our clients.

For time and materials arrangements, revenues are recorded as work is performed. Revenues are directly related to the total number of hours billed to clients and the associated hourly billing rates. Hourly billing rates are established for each service provided and are a function of the type of work performed and the related skill level of the consultant. Revenues pursuant to fixed-fee contracts are generally recognized as services are rendered on the percentage-of-completion method of accounting based on hours incurred to total estimated labor hours to complete. In addition, the Company has developed complete mobile workforce management solutions for industries that have medium to large transient sales, field or delivery personnel. A component of these solutions may include software that has been developed by the Company. For each element in a software arrangement (e.g., license, maintenance, and services), revenue is recognized once there is evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, and the Company’s ability to collect is probable. The amount of revenue recognized for each element is based upon vendor specific objective evidence of fair value using the residual method. Maintenance, support and hosting revenue is recognized as the Company performs the services. The Company has not had significant sales of software.

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

OVERVIEW OF 2003 AND 2004

In the years leading up to 2003, we strategically shifted from providing general IT services and solutions to a targeted approach to offering mobile workforce management and Web services. We changed our go-to-market strategy to better focus our resources and leverage our experience and solid client base in these areas. Our decision to do this was reinforced at the time by market research, financial research and our own research and analysis indicating that mobile workforce management and Web services were the next emerging growth markets. Our solutions utilized broadly accepted as well as cutting edge technologies. We spent considerable time on the development of these core competencies after divesting the majority of our IT staffing business in 2000. In addition, the Company carefully assessed and exited a number of solutions and service offerings that were not core to the principal service offerings outlined above.

While executing this strategy we believed we were focused on offering services that would help us increase revenue in the near term. From 2001 through the third quarter of 2003 the Company continued to invest heavily in a large scale sales, marketing and business development organization working to capture new business. In September 2002, the Company hired a marketing executive to develop and implement a more formalized and systematic marketing program for the Company because of the difficulty we were having in selling new business to new clients. Marketing programs re-designed and put in place by early 2003 offered promising results when measured against prior year sales opportunity pipeline and business backlog. By the second quarter of 2003, the Company gained more confidence in its marketing program and saw an unprecedented number of prospect and client proposals. Nevertheless, throughout 2003 we continued to be disappointed by prospects and clients either delaying decisions to initiate projects or pursuing lower cost off-shore technical resource to executing their projects. In spite of the Company’s investments in its selling organization, we were not successful in signing new business with companies we had not done business with before. We did, however, continue to sign new contracts with existing clients.

In August of 2003, it became clear to us that a number of opportunities that only a few months before looked promising were not going to close. The Company performed an in-depth review of each opportunity and concluded that businesses were reticent to use discretionary expenditures to invest in mobile workforce and Web service technologies (or other new projects) given the fact that their current IT environments operated satisfactorily. In addition, fearful of continuing poor economic conditions and market pressures, we observed that many of the prospects that decided to pursue projects did so with larger, better capitalized firms than Cotelligent.

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

In April 2003, our Chief Executive Officer, James Lavelle, sent a letter to our stockholders indicating the Company’s intention to engage in merger and acquisition activities in order to help improve Cotelligent’s prospects for the future and increase our scale. As a matter of course since we started our Company in 1996 and successfully executed an aggressive merger and acquisition strategy through early 1999, we believed this strategy would help us improve our prospects. We researched and analyzed a variety of vertical markets that could provide new growth opportunities for us through merger or acquisition. In mid-2003 Cotelligent signed a letter of intent to acquire a field force automation firm. After 90 days of due diligence, we decided not to consummate the transaction.

In September 2003, Cotelligent engaged in a dialog with a Las Vegas based narrowcasting company, OnSite Media, Inc. The combination of Cotelligent’s deep history in Internet, media and wireless technologies and OnSite’s strength in driving video content to high growth venues in the gaming and hospitality industries looked promising. Cotelligent entered into a definitive agreement to acquire OnSite Media, Inc. on November 24, 2003, and closed the acquisition transaction on March 2, 2004. By integrating OnSite’s business with Cotelligent’s infrastructure, and by utilizing our public company know how to position us for the future, we have set about executing a strategy that we believe will allow us to play an important role in the convergence of Internet, video and mobile technology. This is a growing; fast paced market in which we believe the ability to integrate these technologies will help us to differentiate us from many other companies.

Because Cotelligent had the opportunity to work closely with OnSite between the signing of the definitive agreement on November 24, 2003, and the closing of the transaction March 2, 2004, the integration of OnSite into Cotelligent’s infrastructure was immediate. In addition, sales and business development activity in the narrowcasting market has been continuous. At September 30, 2004, we are optimistic about future revenue growth in Watchit, and we continue to look at other businesses in the narrowcasting space that may be complimentary to Watchit as possible candidates for acquisition.

Commensurate with the acquisition and integration of OnSite, the Company now operates two reportable segments: IT Services and Narrowcasting. The results of the narrowcasting segment have been included in the Company’s results subsequent to the acquisition of OnSite, March 2, 2004.

CONSOLIDATED RESULTS OF OPERATIONS
(In Thousands)

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Revenues
Revenues decreased $434 or 19%, to $1,825 in the three months ended September 30, 2004 from $2,259 in the three months ended September 30, 2003.

Revenues per reportable segment were as follows.

	Three Months Ended September 30,
	2004	2003
IT Services	$1,570	$2,259
Narrowcasting	255	-

Total revenues	$1,825	$2,259

Within the IT Services segment, during 2003, the Company continued its evolution from providing general IT consulting services towards offering IT solutions targeted in mobile workforce management and Web services. The decrease in revenue was due to a reduction in custom software development projects. The decrease in revenue occurred at a time when there was a softening in the IT services market and during which time the Company invested heavily in sales and formalized marketing programs. Although the sales and marketing efforts resulted in increased interest from potential clients, the Company’s experience has been that businesses have not increased spending on IT services and continuously delayed spending in anticipation of further evidence that an economic recovery was imminent. Accordingly, the Company dismantled its formal marketing campaign in the latter part of 2003. Given these circumstances, during the three months ended September 30, 2004, the Company primarily focused on generating revenue from its existing long term clients.

The narrowcasting segment produced revenues of $255 during the three months ended September 30, 2004 following the acquisition of the OnSite business on March 2, 2004.

Gross Profit
Gross profit increased $118, or 17%, to $819 in the three months ended September 30, 2004 from $701 in the three months ended September 30, 2003.

Gross profit per reportable segment was as follows.

	Three Months Ended September 30,
	2004	2003
IT Services	$ 680	$ 701
Narrowcasting	139	-

Total gross profit	$ 819	$ 701

Gross profit for the IT Services segment as a percentage of revenues increased to 43% from 31%, despite a decline in revenues, due to utilization of billable staff. Through a reorganization of responsibilities in the latter part of 2003, the Company maintained the necessary skill levels but eliminated a number of under-utilized people.

Gross profit for the Narrowcasting segment as a percentage of revenues was 55% for the three months ended September 30, 2004.

Research and Development Costs
Research and development costs were $76 for the three months ended September 30, 2003.

The Company had a dedicated team of people solely focused on research and development activities associated with mobile workforce management and Web services solutions. The Company dismantled its research and development organization in the latter part of 2003.

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $1,417, or 42%, to $1,924 in the three months ended September 30, 2004 from $3,341 in the three months ended September 30, 2003.

The $1,417 decrease in selling, general and administrative expenses comprised the following items.

Decrease in wage and benefits expense due to reductions in number of operating staff as evidenced by 29 operating staff at September 30, 2004 compared to 44 operating
staff at September 30, 2003	$720
Decrease in outside legal services and outside services due to proxy fight in connection
with 2003 annual meeting	695
Decrease in marketing expense due to discontinuance of marketing programs related to
development of IT services revenues	177
Decrease in occupancy and office operating costs due to the closure of operating
locations and lower headcount	272
Increase in bad debt expense due to reduction in bad debt recoveries recognized in 2003	(150)
Inclusion of selling, general and administrative expenses of acquired business	(377)
Other effects	80

Total decrease in selling, general and administrative expenses	$1,417

Other Income (Expense)
Other income (expense) primarily consists of interest income, interest expense, loss on an investment in an alliance partner accounted for under the equity method of accounting and the change in market value associated with an investment in a marketable security.

Interest income, net of interest expense was $2 for the three months ended September 30, 2004 compared to $28 for the three months ended September 30, 2003. The decrease in net interest income was primarily the result of a lower cash balance in 2004 coupled the payoff of remaining amounts due on an interest bearing obligation in 2003.

Income Taxes
The Company did not record an income tax benefit for the three months ended September 30, 2004 or 2003 due to the uncertainty of its realization.

The income tax benefit of $6 for the three months ended September 30, 2004 compared to income tax expense of $33 for the three months ended September 30, 2003 and represented minimum state tax payments or incidental refunds.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Revenues
Revenues decreased $1,672 or 22%, to $5,903 in the nine months ended September 30, 2004 from $7,575 in the three months ended September 30, 2003.

Revenues per reportable segment were as follows:

	Nine Months Ended September 30,
	2004	2003
IT Services	$5,338	$7,575
Narrowcasting	565	-

Total revenues	$5,903	$7,575

Within the IT Services segment, during 2003, the Company continued its evolution from providing general IT consulting services towards offering IT solutions targeted in mobile workforce management and Web services. The decrease in revenue was due to a reduction in custom software development projects. The decrease in revenues occurred at a time when there was a softening in the IT services market and during which time the Company invested heavily in sales and formalized marketing programs. Although the sales and marketing efforts resulted in increased interest from potential clients, the Company’s experience has been that businesses have not increased spending on IT services and continuously delayed spending in anticipation of further evidence that an economic recovery was imminent. Accordingly, the Company dismantled its formal marketing campaign in the latter part of 2003. Given these circumstances, during the nine months ended September 30, 2004, the Company primarily focused on generating revenue from its existing long term clients.

The narrowcasting segment produced revenues of $565 following the acquisition of the OnSite business on March 2, 2004 through September 30, 2004.

Gross Profit
Gross profit increased 261, or 11%, to $2,713 in the nine months ended September 30, 2004 from $2,452 in the nine months ended September 30, 2003.

Gross profit per reportable segment was as follows:

	Nine Months Ended September 30,
	2004	2003
IT Services	$2,401	$2,452
Narrowcasting	312	-

Total gross profit	$2,713	$2,452

Gross profit for the IT Services segment as a percentage of revenues increased to 45% from 32%, despite a decline in revenue, due to utilization of billable staff. Through a reorganization of responsibilities in the latter part of 2003, the Company maintained the necessary skill levels but eliminated a number of under-utilized people.

Gross profit for the narrowcasting segment as a percentage of revenues was 55% following the acquisition of the OnSite business on March 2, 2004 through September 30, 2004.

Research and Development Costs
Research and development costs were $569 for the nine months ended September 30, 2003.

The Company had a dedicated team of people solely focused on research and development activities associated with mobile workforce management and Web services solutions. Included in research and development expenses for the nine months ended September 30, 2003 were costs incurred for the development of a software solution for a business partner. The Company dismantled its research and development organization in the latter part of 2003.

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $4,640, or 42%, to $6,342 in the nine months ended September 30, 2004 from $10,982 in the nine months ended September 30, 2003.

The $4,640 decrease in selling, general and administrative expenses comprised the following items.

Decrease in wage expense due to reductions in number of operating staff as evidenced by
29 operating staff at September 30, 2004 compared to 44 operating staff at
September 30, 2003	$2,216
Decrease in outside legal services and outside services due to proxy fight in connection
with 2003 annual meeting	1,488
Decrease in marketing expense due to discontinuance of marketing programs related to
development of IT services revenues	557
Decrease in travel and entertainment expenses due to reductions in sales, business
development and executive staff positions	398
Decrease in occupancy and office operating costs due to the closure of operating
locations and lower headcount	631
Decrease in business insurance due to lower revenues	84
Increase in bad debt expense due to reduction in bad debt recoveries recognized in 2003	(144)
Inclusion of selling, general and administrative expenses of acquired business	(625)
Other effects	35

Total decrease in selling, general and administrative expenses	$4,640

Other Income (Expense)
Other income (expense) primarily consists of interest income, interest expense, loss on an investment in an alliance partner accounted for under the equity method of accounting and the change in market value associated with an investment in a marketable security.

Interest income, net of interest expense was $89 for the nine months ended September 30, 2004 compared to $56 for the nine months ended September 30, 2003. The increase in net interest income was primarily the result of a lower cash balance in 2004 coupled with the payoff of remaining amounts due under an interest bearing obligation in 2003.

Other expense for the nine months ended September 30, 2003 was $1,484 principally from the change in market value associated with a preferred stock investment which meets the definition of a debt security under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” In accordance with SFAS No. 115, the Company classified its preferred stock investment as a trading security and consequently reports the investment at fair value, with unrealized gains and losses recorded in other income (expense) in the consolidated statements of operations. Accordingly, the investment was reduced by a $1,201 unrealized loss, during the nine months ended September 30, 2003.

Income Taxes
The Company did not record an income tax benefit for the nine months ended September 30, 2004 or 2003 due to the uncertainty of its realization.

The income tax benefit of $2 for the nine months ended September 30, 2004 and the income tax expense of $40 for the nine months ended September 30, 2003, respectively, were for incidental state tax refunds or payments.

LIQUIDITY AND CAPITAL RESOURCES

In recent years, the Company has financed its operations principally through its own cash resources.

Cash used by operating activities was $4,259 and $10,747 for the nine months ended September 30, 2004 and September 30, 2003, respectively. In the nine months ended September 30, 2004, the primary net uses in operating activities were the $3,480 net loss and a $1,496 reduction in accounts payable and accrued expenses. In the nine months ended September 30, 2003, the primary net uses in operating activities were the $12,432 net loss, and a $1,492 reduction in accounts payable, offset by the $1,201 unrealized loss on an investment in a marketable security, $792 reduction in accounts receivable, $499 reduction in deferred revenue and a $335 equity loss from investment in alliance partner.

Cash used by investing activities was $922 for the nine months ended September 30, 2004, compared to cash provided by investing activities of $446 for the nine months ended September 30, 2003. In the nine months ended September 30, 2004, the primary net uses of investing activities were $844 used to purchase a business, $278 for the purchases of property and equipment principally for a new and expanded operating location related to the narrowcasting segment, offset by $200 of payments received on a note from the acquirer of a discontinued operation. In the nine months ended September 30, 2003, the primary sources of cash provided by investing activities were $360 of payments received on a note from the acquirer of a discontinued operation and a $270 dividend from the investment in marketable security, offset by $184 for the purchases of property and equipment, principally for continuous upgrades to computer software and equipment.

The primary sources of liquidity for the Company going forward are the collection of its accounts receivable and existing cash balances at September 30, 2004. Total receivables were 44 and 51 days of quarterly revenue at September 30, 2004 and December 31, 2003, respectively.

In the past and during the nine months ended September 30, 2004, management has taken action in response to the continued softness in IT services in order to preserve cash, including but not limited to significant reductions in headcount, outsourcing certain administrative functions, changing benefit plan insurance carriers and acquiring a business in an industry with more near term growth prospects than IT services. Management has carefully forecasted its results of operations and financial position through September 30, 2005 and has determined the Company may not have adequate cash to fund its anticipated working capital needs. Beginning in October 2004, management continued to take further action, including salary reductions for the executive officers and vice presidents of the Company, further reductions in headcount, securing a line of credit against its trade accounts receivable. We are also considering other alternatives for attracting other financing. The Company cannot be sure, however, that its results of operations will be sufficient to meet its cash needs through September 30, 2005, or that it will be able to take additional actions to make up for any cash shortfall.

The following table reflects our contractual cash obligations as of September 30, 2004, excluding interest, due over the indicated periods.

Payments Due by Period
		Less than	1 to 3	4 to 5	After 5
Contractual Cash Obligations:	Total	1 Year	Years	Years	Years
Operating leases, net of sublet arrangements	$ 2,331	$ 1,038	$ 1,193	$ --	$ --

NEW ACCOUNTING PRONOUNCEMENTS

In September 2004, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) Issue 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". The effective date for the recognition and measurement guidance in EITF Issue No. 03-1 is deferred. In addition, the FASB has issued a proposed FSP to consider whether further application guidance is necessary for securities analyzed for impairment under EITF Issue No. 03-1. We will continue to evaluate the potential impact that the adoption of the proposed FSP could have on our financial statements.

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

Revenue Recognition
The Company recognizes revenue for time and materials contracts when there is evidence of an agreement, a fixed or determinable fee, its ability to collect is reasonably assured, and delivery has occurred. Revenues exclude reimbursable expenses charged to and collected from clients. Revenues pursuant to fixed-fee contracts are generally recognized as services are rendered on the percentage-of-completion method of accounting based on hours incurred to total estimated labor hours to complete. Revenues earned for software license sales and service contracts are recorded based on the provisions of AICPA SOP 97-2, “Software Revenue Recognition,” as amended, which shares the basic criteria described above, except its ability to collect is probable rather than reasonably assured.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Cotelligent’s policy is to invest its cash in a manner that provides Cotelligent with the appropriate level of liquidity to enable the Company to meet its current obligations, primarily accounts payable, capital expenditures and payroll.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2004 was carried out by the Company under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report, were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Change in Internal Control over Financial Reporting
No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

      We are, from time to time, a party to litigation arising in the normal course of our business. We are not presently subject to any material litigation.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

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

      (b)   Reports on Form 8-K

               Form 8-K filed July 7, 2004 with the Securities and Exchange Commission in connection with a press release announcing the Company’s relocation of its corporate headquarters from Irvine, California to San Francisco, California.

               Form 8-K filed July 8, 2004 with the Securities and Exchange Commission disclosing a change in independent accountants.

               Form 8-K filed September 2, 2004 with the Securities and Exchange Commission disclosing the retirement of a director.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 2004	COTELLIGENT, INC. /s/ Curtis J. Parker Curtis J. Parker Executive Vice President, Chief Financial Officer and Treasurer