Form 10-K
period 2004-12-31
COTELLIGENT INC
filed 2005-04-15
CIK 1004963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2004

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,255,267 based on the closing price of $0.14 of the registrant’s Common Stock as reported on the OTC Bulletin Board on June 30, 2004.

The number of shares of the registrant Common Stock outstanding as of April 13, 2005 was 27,020,962.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of this registrant’s definitive proxy statement for its 2004 annual meeting to be filed with the SEC no later than 120 days after the end of the fiscal year are incorporated by reference in Part III of this Annual Report on Form 10-K.

COTELLIGENT, INC.

FORM 10-K

For The Fiscal Year Ended December 31, 2004

PART I

Item 1. Business

COMPANY OVERVIEW

During 2004, we operated two distinct business units; Information Technology (“IT”) services and narrowcasting. IT services provide sales force automation services and solutions to extend information technology beyond the desktop all the way to the mobile enterprise within businesses throughout the United States of America. Our mobility business solutions keep mobile workforces connected to their companies’ business applications. In addition, we provide custom software development services. We also provide maintenance and support on software products licensed to our clients in connection with solutions we develop.

Through our wholly owned subsidiary, Watchit Media, Inc., (“Watchit Media” or “Watchit”) we provide narrowcasting services and digital motion media content to Private Video Networks ™. Our narrowcasting services, utilizing digital video and Internet Protocol (“IP”) technology, gives us the ability to create television programming rapidly, change that content on demand and schedule the presentation of that content on Private Video Networks anywhere in the world from our creative media and television center in Las Vegas, Nevada.

On April 1, 2005 we signed a definitive agreement with FastTrack, LLC, an affiliate of Beverly Hills, California private equity firm Skyview Capital, LLC to divest all of our remaining IT services business for aggregate consideration of $2.8 million in cash at closing and an earn-out of up to $950 if certain future revenue targets are attained over the three years following completion of the sale. The purchaser will be entitled to a post-closing refund of up to $700 if certain specified business conditions are not satisfied. The divestiture is subject to stockholder approval and is expected to close by the end of the second quarter of 2005.

The IT services to be divested include:

•	Custom application software development.

•	Sales and field force automation solutions (FastTrack™).

•	Mobile middleware products (JASware™).

•	Hardware and software products.

•	Application hosting and vertical solution provider services.

•	Remote support services.

•	Help desk and education services.

In March 2004, Cotelligent, Inc. (“Cotelligent”, “the Company”) acquired OnSite Media, Inc., (“OnSite Media” or “OnSite”) a narrowcasting service provider. This acquisition represented our entry into the dynamic and growing narrowcasting industry. Upon completion of the acquisition, OnSite Media was renamed Watchit Media, Inc., and is now a wholly-owned subsidiary of Cotelligent. Our vision is for Watchit Media to become a preeminent dynamic media company providing both proprietary programming with interactive capabilities through Private Video Networks and additional narrowcasting services to the hospitality and gaming sectors.

Over the past several years as Internet, video media and wireless technology have advanced, costs have decreased and technical capabilities have dramatically improved. We believe the convergence of Internet, video media and wireless technologies represents ‘the next great trend’ for consumers and commercial enterprise. For over seven years, Cotelligent has been developing Internet-based business application systems and media in both connected and disconnected environments. In addition, Cotelligent’s FastTrack sales force automation business software and JAS Middleware proprietary products support over 5,000 users. We have experience in providing IT services in these areas of technology in hundreds of business environments.

In 2004, Cotelligent set about the process of combining this expertise with that of OnSite Media, a company with a deep history in video media, to position Cotelligent for ‘the next great trend’. Watchit Media’s dynamic digital motion media assets, has given Cotelligent entry to a high-growth business opportunity. As a result, Cotelligent’s business strategy now is to elevate Cotelligent’s value proposition by using digital technology in developing and presenting television programming that gives the private venue the ability to influence their captive audiences by optimizing the use of their private television systems and networks.

As the influence, quality and availability of video media has improved, more sophisticated approaches to employing video have emerged. The result has been the evolution of a new industry called narrowcasting. As opposed to broadcast and cable television, narrowcasting is the programming of video content driven to captive audiences through private television systems. These captive audiences may be customers, guests, constituents, attendees, trainees and many other such audiences.

The narrowcasting industry is transitioning from the ‘early adapter’ to ‘growth phase’ in the United States. According to CAP Ventures, a market research firm, spending on narrowcasting products and services in 2004 was approximately $600 million and spending is projected to grow to over $2.0 billion by 2009. While growth in narrowcasting has been projected in the past, it was not until recently that rapid adoption became possible because the only true method of delivery (flat LCD or Plasma screens) was too expensive. In 2004, this and other delivery hardware became affordable and costs are projected to continue to decline in the years ahead. As with many early stage industries, the narrowcasting competitive landscape is highly fragmented with many small private businesses providing video content, equipment, technical services and related support to a variety of vertical markets across the United States.

Currently, Watchit Media creates and produces dynamic digital motion media on Private Video Networks for the gaming and hospitality markets. Watchit’s video content is seen on the casino floor, registration and common areas, outdoor signage and in guest rooms. Our television programming pertains to client’s gaming, dining, entertainment, spa and fitness, and retail store amenities. Watchit’s programming presents special promotions and, in some cases, cross promotional messages from outside advertisers.

Watchit uses the Internet, digital video and editing technology to produce and move content from Watchit’s creative media and television studio to its client’s venues. Watchit’s responsiveness and the high level of reliability of Watchit’s video infrastructure have distinguished Watchit Media as a leader in this market. In July 2004, Watchit moved into a new, state-of-the-art facility in Las Vegas, Nevada that gives Watchit the ability to create, produce and drive dynamic, highly customized television programming and advertising in conventional or high definition format anywhere in the world.

A private venue in virtually any commercial or government environment can use a Private Video Network to entertain, inform, educate and influence an audience once it understands their profile. The premise of Watchit’s Private Venue Programming™ is based on the fact that every private venue, whether retail store, recreation facility, business office, class room, hotel, or other venue, has an audience that is predictable and consistent. We have applied for trademark registrations for the terms “Private Video Network” and “Private Video Programming”.

By analyzing and understanding the demographic and related data for each private venue, Watchit is able to develop highly-targeted television programming and advertising appealing specifically to, and therefore influencing, each audience. The Company focuses its video content on what is of greatest appeal and interest to each audience. As a result, we believe Watchit is far more likely to attract their attention and influence behavior. Whether the desire is to influence a buying decision, establish brand awareness and loyalty, build a connection with a customer or educate a trainee, Watchit Media’s approach to Private Venue Programming on Private Video Networks has an immediate impression on the captive audience.

Since acquiring OnSite, now Watchit, our strategy has been to grow Watchit’s existing service business and build distribution to provide a stream of revenue which is predictable and recurring. Watchit currently charges a monthly subscription fee to clients based on annual renewable contracts. We also generate revenue from clients that choose to outsource content development to Watchit. These have been the primary sources of revenue for the Watchit business.

While all of Watchit’s historical revenue has been generated from ‘services’, our new business and financial model includes revenue derived from third party advertising. Once Watchit establishes a large enough distribution network (i.e., a large enough audience), we expect to launch proprietary television programming that will include third party advertising. For example, we currently have a significant share of the hospitality and gaming market in Las Vegas, driving content to over 28% of the hotel rooms in Las Vegas.

In May 2004, we announced the launch of Watchit Convention News (“WCN”). WCN will present same-day coverage of major conventions in Las Vegas to hotel guest rooms. We know that convention organizations are continually looking for ways to offer their exhibitors new ways to attract the attention of convention attendees. WCN provides exhibitors and convention organizations a relevant and immediate way to communicate directly to attendees staying in Las Vegas hotels. In 2005, we plan to narrowcast WCN for three conventions in Las Vegas and will approach local, regional and national companies to advertise on WCN during our convention presentation. Based on our market research, there are over 60 conventions visiting Las Vegas in 2005 matching a size and scale suitable for WCN.

Another example of Watchit proprietary programming is the Watchit Gaming Guides (“WGG”), a television channel offering programming related to casino gaming. Our research indicates a high demand for a new, innovative approach to televised gaming instruction. Like WCN, WGG is a television experience that will include third party advertising that will be relevant to our target audience.

A technological extension of our proprietary programming model involves the use of IP to enable an interactive connection for hotel room guests. Internet technology infrastructure can be presented to provide our audience with a mechanism to take immediate action and make buying decisions. We are currently in discussions with technology companies that have developed interactive services that are well suited to this application in the hospitality and gaming sector.

We are executing a strategy that combines our technical and video media expertise to elevate narrowcasting to the next level for the hospitality and gaming market. Our business and financial models have been developed around the following:

•	Narrowcasting Services;

•	Proprietary Programming; and

•	Interactive Media.

Within the first two quarters of 2005, we intend to transform Cotelligent into Watchit Media. by:

•	Divesting Cotelligent’s IT services business and focusing the entire business strategy on narrowcasting;

•	Changing our name from Cotelligent, Inc. to Watchit Media, Inc. in order to build a new brand in a high growth market;

•	Raise capital to cover operating losses as we scale the narrowcasting business and consider complementary acquisitions; and,

•	Scale our internal operations to the size of Watchit Media’s new organization.

For the year ended December 31, 2004, three clients, U.S. Smokeless Tobacco Brands, Inc., Kraft Foods, North America, Inc., and two business units within BMW (BMW of North America, LLC and BMW Financial Services NA, LLC) individually accounted for more than 10% of the Company’s revenues from both continuing and discontinued operations.

NARROWCASTING INDUSTRY OVERVIEW

The advent of the television set and commercial video transmission in the early 1950’s introduced a break-through communication medium to the world, and an industry was born. It was called, broadcast television. Over the years, as this technology improved and the cost of television sets decreased, more and more consumers found it affordable to have television in their homes. Advertisers flocked to present their messages to this growing market as the production, presentation and scheduling of television programming improved.

During the early 1960’s, television found application in a variety of government and commercial environments beyond the home. So-called ‘closed circuit’ television was initiated in small television studios and presented to captive audiences for specific purposes. These purposes included education and training, public relations and promotion, internal communication and other narrowly targeted activities. The cost of the technology meant that it was only affordable to big companies and agencies of local, state and federal government. In addition, in the early 1970’s, cable television introduced a new variety of programming options to consumers broadening the options available for entertainment in the home.

During the 1970’s and 1980’s, improvements in cost and capabilities of video technology continued, making private use more affordable and the applications of video technology increased. Broadcast and cable television became more targeted, the measurement of the effectiveness of advertising became more scientific, new theme-based television channels like HBO, MTV and Discovery Channel captured the attention of audiences as cable television offered new, exciting program options.

The introduction of commercially available and affordable video cassette recorders and video cameras gave consumers the ability to both record and play video tape in the privacy of their own homes. Similarly, this new technology provided a way for businesses large and small to communicate, market, merchandise, promote, educate and train captive audiences as never before. The new flexibility in the use of video recorders gave their users the ability to present a single video recording across numerous television sets or video monitors within a single location at the same time. As opposed to broadcast or cable television, this new capability had a ‘narrow’ audience and the term narrowcasting emerged.

During the 1990’s, the use of video communication became pervasive. The video cassette gave way to the digital video disc, the cost and capabilities of players and recorders continued to improve and the world evolved from analog to digital. Video cameras that once weighed hundreds of pounds and cost hundreds of thousands of dollars have been replaced with video cameras that fit in the palm of the hand costing several hundred dollars. These efficiencies created by digital media are the key drivers to the growth of the narrowcasting industry.

Narrowcasting is defined as the digital delivery of motion media through electronic displays placed in indoor and outdoor settings, where all content is centrally managed and controlled. This new medium allows retailers, brand marketers and other entities to communicate with the public by using an unprecedented level of customization and timeliness. Besides promotional messages, narrowcasting can be used by many other content providers that wish to entice viewers with other types of programming; most commonly news programs, personal care information and other customer service messages.

The key aspects of the narrowcasting value proposition will be directly connected to content provided, regardless of the type of network and application. In order to become successful, narrowcasting content must satisfy the following conditions:

•	Visually stimulating content must hold a captive audience’s attention;

•	Targeted content must be relevant to the audience, the site, geography, time and other factors;

•	Dynamic content that can be changed quickly;

•	Interactive capabilities the audience can act upon according to their interests; and

•	Integrated content that can be linked to other information and systems relevant to the audience.

The major types of technology and features provided by narrowcasting systems are the following:

•	Digital displays, including CRT monitors, LCD screens, LEDs, gas plasma screens, rear projection, tiled video walls or a combination of these displays;

•	Display management hardware, ranging from a PC for a single display site to multiple PCs or a server that can run multi-display sites;

•	Software at the customer site for content control;

•	High-bandwidth communications for routine control and monitoring, and satellites for periodic downloading of large digital video and graphic files; and,

•	Central control site capable of managing a multi-site network.

There are currently more than 100 companies operating in this industry, excluding the various broadband providers and large content creators. Industry product and service providers are categorized as follows:

•	Network operators such as CNN, CTN, Next Generation Network and Watchit Media who are responsible for the central control centers, working as a key interface between system users and other partners;

•	Systems integrators such as Watchit Media and Hoffman who install systems, integrate software and components;

•	Software developers such as Allure, AlivePromo, FRED Systems and Watchit Media who program and deploy control, management, content creation and manipulation software;

•	Bandwidth providers such as AT&T Broadcast, Verizon and Time Warner Cable who have satellite and high speed communication pipelines; and

•	Display manufacturers such as Barco, Clarity Visual Systems and NEC who build and sell displays and perform ongoing research and development on technical improvements.

Despite these broad categories, there are competitors in the industry capable of vertical integration. In several cases, software developers act as system integrators. Also, system integrators are sometimes involved in managing network operations. The display manufacturer is usually a clearly defined category, although from time to time, they become involved in system integration activities. Often, to create a competitive advantage, partnerships are formed across competitive market segments to implement entire systems.

Independent distributors and value added resellers also implement systems for smaller businesses that lack the scale to attract the interest of the larger companies described above. We expect value added resellers will play a more significant role in the market in the future, once narrowcasting product and service providers start marketing industry-specific generic systems to single-site operators.

The most important category of those described above is the network operator. Network operators are responsible for selling to end users, interacting with advertisers, managing the network, interfacing with the other product and service providers and handling administrative issues.

WATCHIT MEDIA DIFFERENTIATION

In the narrowcasting market we differentiate ourselves from our competitors in the following ways:

We Use Internet Protocol (IP) and Digital Video Technology

Our foundation of experience in information technology is a competitive advantage to Watchit Media in the narrowcasting market. Over the past six years Cotelligent has focused on providing its clients with Internet application development, local area network, wide area network, wireless and other advanced technologies. At this stage in the evolution of narrowcasting, video data compression, digital video, computer aided video editing and broadband delivery of data is becoming increasingly important. As evidence of this fact, we have been awarded a number of significant client engagements because of our expertise in both technology and the production of video media.

The Watchit Media’s Financial Model Is Based on Subscription and Digital Video Production Services

Our clients retain us to manage a part of their television system infrastructure, produce video content pertinent to their brand, marketing communications and hotel property amenities, and present this content on their Private Video Networks. We have annual renewable contracts with our clients for managing the computer hardware that interfaces with their television systems and, in some cases, their information system infrastructure. Watchit Media charges a base monthly subscription fee for these services. Currently, Watchit derives over 95% of its revenue from base monthly subscription fess under these recurring revenue contracts.

In addition, our clients pay us on a time and materials basis for the production of video content. In the gaming and hospitality industry, our clients tend to require frequent changes to the content we produce for them. Video content pertaining to their entertainment, casino games, cross promotions, and activities are among the dynamic video content we produce.

Watchit Media also has proprietary IP based technology called MakeIT and ScheduleIT. MakeIT is a website within the www.watchitmedia.com that provides our clients with the functionality to produce advertising media and messaging pertinent to their organizations quickly and easily at low cost. Once the advertising media or messaging is complete, the user can easily send their completed advertisement via ScheduleIT immediately to their own Private Video Network at whatever scheduled intervals they direct.

Watchit Media Proprietary Television Programming With Third Party Advertising

During 2004, Watchit Media introduced its Watchit branded television programming designed to be relevant to the viewing audience at each gaming and hospitality venue. The principle of our proprietary television programming is based on the fact that each of our hotel client venues has a unique guest profile based on location, style, character, price, amenities, and other similar factors. The profiles of the guests that frequent a hotel tend to be similar and consistent. By understanding the characteristics of that profile, Watchit is able to produce and present television programming that is relevant and entertaining to the guest and, at the same time, include venue specific and third party advertising that is targeted and focused at a cost that is significantly less than broadcast and cable television advertising.

It is prohibitively expensive for a private venue like a hotel to advertise on broadcast or cable television. Within Watchit proprietary television programming, the venue advertises for free. With the cost of advertising on broadcast and cable television going up, mass market, regional and local advertisers are seeking more cost effective ways of reaching target audiences. Watchit proprietary television programming allows the venue to maximize the use of its television asset by customizing its programming and advertising directly to their captive audience. They already have the television system in place; we’re converting it into a powerful branding, marketing and communication system. Watchit Convention News (“WCN”), Watchit Music Vision (“WMV”), Watchit Gaming Guides (“WGG”) are but three of the proprietary television programs Watchit Media will be offering it clients in the future.

STRATEGIC ACQUISITIONS

In 2004, the Company executed a strategy to acquire businesses complementary to the Company’s service offerings. In the first quarter of 2004, recognizing the demand for IT services was soft and was expected to remain soft in the foreseeable future, the Company announced the acquisition of OnSite Media, Inc, a business that provides narrowcasting services through hardware and software to the gaming and hospitality industry. We believe the narrowcasting industry has dynamic growth potential and we intend to engage in acquisitions in narrowcasting and video media to expand our scale, geographic reach and to achieve rapid financial growth.

Acquisition of OnSite Media, Inc.

Cotelligent acquired OnSite Media, Inc., a Nevada corporation, on March 2, 2004. The aggregate consideration paid by Cotelligent was $3.3 million (10,679,612 shares of the Company’s Common Stock issued at fair value of $1.8 million, warrants to purchase 5,339,806 shares of the Company’s Common Stock valued using the Black-Sholes pricing model with valuation of $0.6 million, cash consideration of $0.6 million and direct acquisition costs of $0.4 million). Net liabilities assumed were approximately $0.2 million which resulted in the recognition of net assets of approximately $3.3 million. The results of OnSite Media, Inc. were included in the Company’s results from its acquisition date.

OnSite Media was renamed Watchit Media, Inc., and is now a wholly-owned subsidiary of Cotelligent, Inc. We intend to aggressively build the Watchit Media brand in the narrowcasting market. OnSite was a ten year old company that developed enabling digital technologies and production services aimed at providing complete solutions for video content creation, distribution, scripting and playback for companies with digital display channels and networks. OnSite historically provided this software and service offerings to the gaming and hospitality industry.

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

The technology, marketing, administrative resources and skills of Cotelligent have helped to differentiate Watchit Media from the competition. We immediately integrated OnSite into Cotelligent. We have introduced enhanced products and services that have opened new markets previously not available to the former business and elevated its value proposition and, therefore revenue opportunity, with current clients.

MARKET CONDITIONS

The general market for IT services in the United States is soft and reflects uncertain economic conditions. According to market research from Gartner, compound annual growth rate for IT services over the next three years is expected to average 5%. In addition, many United States companies that are pursuing IT projects are doing so using off-shore, low cost resources in India and other underdeveloped countries. Under these conditions, we have found that making significant investments in sales and marketing have not resulted in proportional incremental revenue. Rather than continue to incur considerable sales and marketing costs pursuing broad-based opportunities, we decided to preserve our cash and focus on providing the highest level of service to our existing client base. As a result, we have been able to stabilize our revenue stream and reduce our expenses as we proceed with our plan to divest our IT services business. We believe that the market for new IT services and applications will be limited for the foreseeable future.

On the other hand, we have been proactive in researching and analyzing other technology markets where our expertise and know-how are complimentary. One of these markets is the narrowcasting market. We believe that combining Cotelligent’s experience in Internet, wireless and system integration technology with video media and digital signage technology presents new exciting opportunities. According to CAP Ventures, a research firm, United States spending on narrowcasting in 2004 was approximately $600 million. In 2009, spending is expected to increase to over $2.0 billion. On March 2, 2004, the Company acquired OnSite Media, Inc, a business that provides narrowcasting content through hardware and software to the hospitality and gambling industry. By acquiring a business in the narrowcasting market, Cotelligent is now leveraging its assets in a potentially high growth market.

MARKETING

We initiated a number of important marketing initiatives during 2004. These marketing initiatives were focused on helping the Company transform its identity, maintain its IT services and solutions business and build its new Watchit Media, Inc. brand in the markets in which we compete.

In 2004, we pursued the following initiatives:

•	Continue to support our sales force automation and software development activities with attentive account management to help Cotelligent maintain its strong client relationships.

•	Endeavor to engage new sales force automation and software development clients through referrals from our clients and partners.

•	Brand building through tradeshow presence at partner, targeted vertical market and similar information technology and narrowcasting events.

•	Conduct active, aggressive outreach to Watchit Media, Inc. clients in order to educate them about Watchit’s approach to narrowcasting following the acquisition of OnSite Media, Inc.

•	Convert all Watchit Media, Inc. client agreements from month-to-month to one year or longer terms.

•	Market the Watchit brand to the gaming and hospitality industry more broadly in order to win new clients.

•	Regular internal communications to employees of Cotelligent announcing events, client wins and successes to promote involvement and build culture.

In 2004, the marketing department supported both the IT services and narrowcasting businesses.

SALES

To control costs and focus our sales activity on our existing clients, the sales force was reduced in 2004 to only those who were required to service, support and grow the existing core client base on the Cotelligent side of our business. We have found that our selling and marketing approach is well suited to the markets Watchit Media serves as well. Currently, Watchit drives its video content to 50 casinos and over 60,000 hotel rooms. Twenty-nine of these casinos and 35,000 of these hotel rooms are in Las Vegas, Nevada.

Watchit Media launched a sales effort in early 2004 focused on gaining new clients in the gaming and hospitality industry. Through a combination of direct sales, direct mail, Internet and account management activities we broadened our reach geographically into gaming and hospitality markets that are new to us, and expanded our revenue within key markets in which we already compete.

During 2004, we introduced three proprietary television channels into the gaming and hospitality venues. Watchit’s proprietary television channels will be a significant part of our future growth. These television channels are developed, produced and will be presented across each of our client’s Private Television Networks in a way that targets the unique guest profile at each venue. Watchit Convention News presents same-day television coverage of large conventions in Las Vegas in hotel rooms where attendees and guests stay during the convention. The revenue driver of this presentation is advertising from convention exhibitors as well as third party advertising. Watchit Music Vision presents music video content focused on the unique profile of each venue with Watchit’s own video-jockey (“VJ”) personalities as program hosts. Watchit Music Vision’s revenue driver to the Company is third party advertising. Watchit Gaming Guide is our presentation of ‘how-to’ play casino games also driven by third party advertising. Watchit’s proprietary television presentations will include venue specific advertising which is free-of-charge to the venue.

Watchit Media has formed a new sales function to sell advertising time on our Private Video Networks during the presentation of our proprietary television programming. We believe this will be a growing revenue stream for the Company in the future.

COMPETITION

The narrowcasting industry is comprised of many small niche companies and a few large well capitalized companies. The market is highly fragmented at this early stage of the industry’s development. The majority of the narrowcasting companies in the competitive market use static delivery media like VHS tape or Digital Video Discs (“DVD”) to present video content. Increasing, users of dynamic motion media require frequent changes to content. Using Internet Protocol and advanced digital video technology is an important differentiator for our Company because we are able to change content anytime and immediately. Watchit has another competitive advantage because of our strong background as system integrators and in the development and installation of local and wide area networks which are becoming the technology backbone of dynamic motion media.

In addition, we believe we have an advantage in making acquisitions due to our past success as an active acquirer in the IT services and solutions market. The narrowcast competitive market has few public companies. We believe another competitive advantage for our Company is our past experience in operating as a public company, raising significant capital, and effectively managing a dynamically growing enterprise.

REGISTRANT INFORMATION

Cotelligent was incorporated in February 1993 as TSX, a California corporation. In November 1995, we changed our jurisdiction of incorporation to Delaware and our name to Cotelligent Group, Inc. In September 1998, we changed our name to Cotelligent, Inc. Unless the context otherwise requires, references to “Cotelligent,” “Company,” “we,” “us” and “our” refer to Cotelligent, Inc., a Delaware corporation.

Our headquarters are located at 655 Montgomery Street, Suite 1000, San Francisco, California 94111 and our telephone number is 415.477.9900. Our internet address is www.cotelligent.com. We make available free of charge on our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a)-15(d) of the Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

EMPLOYEES

At December 31, 2004 we had 62 employees.

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

Risks Related to Our Business

If we are not be able to complete the disposition of our IT services business, or unable to generate positive cash flow and return to profitability, we may exhaust our capital.

We have experienced a general reduction in demand for our IT services. At the same time, we have taken action to divest non-strategic operations and have used the cash proceeds from these divestitures to pay off debt obligations. As a result, we have had adequate working capital to fund our needs as we restructured the business. However, our business has incurred net losses and negative operating cash flows in each of the past three years and our working capital and available cash has also decreased in each of the past three years. We have decided to dispose of our IT services business and instead focus on our narrowcasting business. On April 1, 2005 we signed a definitive agreement to sell our IT services business to FastTrack, LLC, an affiliate of Beverly Hills, California private equity firm Skyview Capital, LLC, for a purchase price of $2.8 million, subject to certain adjustments. The sale is subject to the approval of our stockholders and we cannot assure you that such approval will be obtained. In addition, the sale is not expected to close until the end of the second quarter of 2005. Our cash resources are limited. As of December 31, 2004, we had cash resources of approximately $526. If we are unable to consummate the sale of our IT services business or otherwise dispose of it, if our business does not begin to increase revenues, generate positive cash flow and return to profitability or if we do not obtain additional equity financing before the end of the first quarter of 2006, our on-going liquidity and financial viability would be materially and adversely affected and we may not be able to pursue our business strategy.

The failure to complete the disposition of our IT services business may result in a further decrease in the market value of our common stock and may create substantial doubt as to our ability to grow and implement our current business.

The sale of the IT solutions business is subject to a number of contingencies and other customary closing conditions, including the requirement that we obtain the renewal of certain customer contracts and the approval of the transaction by our stockholders, and we cannot predict whether we will succeed in obtaining these customer renewals and stockholder approval. In addition, the definitive agreement we have entered into with FastTrack, LLC may be terminated if the sale is not closed within 90 days of April 1, 2005, subject to a 30 day extension in certain limited circumstances.

We cannot guarantee that we will be able to meet the closing conditions set forth in the definitive agreement or the events that would lead to termination of the agreement will not happen. As a result, we cannot assure you that the disposition of the IT services business will be completed. If our stockholders fail to approve the sale or if the sale is not completed for any other reason, the market price of our common stock may decline. In addition, failure to complete the disposition may substantially limit our ability to grow and implement our current business strategies. In the event sufficient additional funding cannot be secured on a timely basis, we may not be able to sustain our operations if our IT services business cannot be sold in the near future.

By completing the sale of the IT services business to FastTrack, LLC, we will be losing a substantial source of our revenues.

By discontinuing the operations of our IT services segment and selling our remaining IT services component, we will no longer have assets that historically generated the majority of our revenue stream. The IT services segment represented 100% of our revenues in 2002 and 2003 and approximately 89% of our revenues (from both continuing and discontinued operations) in 2004.

We may make acquisitions, which if proven unsuccessful, could negatively affect our future profitability and growth.

We believe the economic landscape has created opportunity for us to invest in, or acquire businesses that have undergone severe downward pressure in revenues, profit, cash and stock price. We may not be able to identify, acquire or profitably manage additional businesses that we may invest in or acquire without substantial costs, delays or other problems. In addition, acquisitions may involve a number of special risks, including:

•	Diversion of management’s attention;

•	Failure to retain key acquired personnel; and

•	Risks associated with unanticipated events, circumstances or legal liabilities.

In addition, if the acquired businesses have operating losses or negative operating cash flow, our ability to achieve positive cash flow and profitability, as well as our liquidity, could be adversely affected. Some or all of these risks could adversely affect our operations and financial performance. For example, client satisfaction or performance problems at a single acquired business could adversely affect our reputation and financial results. Further, any businesses acquired in the future may not achieve anticipated revenues and earnings and therefore negatively impact our consolidated financial position, results of operations and cash flows.

We have decided to focus on our narrowcasting business and have only limited experience in this area.

Our new business strategy is to dispose of our IT services segment and focus on expanding our narrowcasting business. We have only been operating our narrowcasting business since March 2004 when we acquired OnSite Media, Inc. As a result, our senior management has only limited experience in this area and we cannot assure you that we will be successful in our efforts to expand our narrowcasting business.

The market for narrowcasting may not materialize.

Our ability to generate revenues in future periods will increasingly depend upon the market for narrowcasting services, solutions and products. There is a risk that the market for narrowcasting services, solutions and products will not materialize. Critical issues concerning the use of computer hardware and software platforms as well as other video equipment and media, their security, reliability, cost, accessibility and quality continue to evolve. The variability of these factors could materially affect our ability to compete in the market, resulting in an adverse effect on our consolidated financial position, results of operations and cash flows.

The decline in tourism, business travel or the gaming industry could have a material adverse effect on our narrowcasting business.

A stagnation or downturn in the economy of Nevada, any jurisdiction in which we operate, or the United States as a whole could have a material adverse effect upon our revenues, results of operations and financial condition. Currently, we provide our narrowcasting services to hotels and casinos primarily in Las Vegas, Nevada. Because our narrowcasting business is not diversified, we will be particularly vulnerable to adverse economic conditions in tourism, business travel or the gaming industry in Nevada.

Our growth plan requires a significant infusion of capital.

We intend to expand our existing narrowcasting business as well as create and develop new narrowcasting services, which may require infusions of capital. If we are not able to raise additional capital, revenue growth and profitability may be adversely affected.

We may need to invest heavily to create, produce, market and sell new narrowcasting services.

As the demand for narrowcasting services increases, there will be opportunity to provide these services in new and innovative ways. In order to provide these new narrowcasting services, we may need to invest heavily in the creation, production, marketing and selling of new narrowcasting services.

We may face intense competition that could adversely affect our ability to generate revenues and profitability.

The demand for narrowcasting services is expected to reflect dynamic growth over the next several years. We expect the demand will result in intense competition to provide narrowcasting services. If we are not able to successfully execute our strategy, our business may be materially and adversely affected.

We may have difficulty managing growth.

Our development has required and is expected to continue to require, the full utilization of our management, financial and other resources, which to date has had limited working capital. Managing our growth will depend upon our ability to improve and expand our operations, including our financial and management information systems, and to recruit, train and manage executive staff and employees. We may not be able to efficiently scale our operations, and this failure to effectively manage growth may have a materially adverse effect on our operating results and financial condition.

Our success is dependent on our key management personnel.

Our operations are dependent on the continued efforts of our executive officers and senior management. In addition, we will likely depend on the senior management of any business we may merge with or acquire in the future. If any of these people are unable or unwilling to continue in his or her present role, or if we are unable to hire, train and integrate new management personnel effectively, our business and consolidated financial position, results of operations and cash flows could be adversely affected. We do not maintain key person life insurance on our senior management.

We may not receive any proceeds from the exercise of the warrants issued in connection with the acquisition of OnSite Media, Inc.

If the warrant shares issued in connection with our acquisition of OnSite Media, Inc. are exercised, we will receive aggregate gross proceeds of approximately $1.3 million. Given the historical share price and market for Cotelligent common stock, there is no way to know whether the warrants will be in-the-money during the two years period in which they are exercisable. Consequently, we cannot predict whether the warrants will be exercised prior to their expiration or whether any funds from their exercise will be made available to us at anytime in the future. Additionally, the exercise of warrants will have dilutive effect on the holders of our common stock.

We may lose certain tax attributes as a result of our acquisition program.

At December 31, 2004, Cotelligent had available federal and state net operating loss (NOL) carry-forwards of approximately $41 million. Under Section 382 of the Internal Revenue Code of 1986, as amended, the use of prior losses, including NOLs, is limited if a corporation undergoes an “ownership change.” Our merger with OnSite Media, together with future issuances of equity interests by us or the exercise of outstanding warrants or options to purchase our capital stock, may result in an ownership change that is large enough for this limitation to apply. If the limitation applies, we may be unable to use a material portion of its available NOL carry-forwards to reduce future taxable income.

Risks Related to the IT Services Business

We may incur additional losses as we attempt to dispose of our IT services business and may not be able to complete the disposal of this business.

On April 1, 2005 we signed a definitive agreement to dispose of our IT services business. We may be forced to record additional charges in connection with the disposition, and we may face additional operating losses due to loss of business from clients who do not want to engage us because of the impending sale of this line of business. In addition, we may be unable to complete the disposition of this business because we are unable to obtain the approval of our stockholders. In this case, we will have to look elsewhere for additional sources of liquidity.

Our revenues and financial condition may be adversely affected by the loss of business from significant clients.

Our revenues are primarily derived from services provided in response to client requests or on an assignment-by-assignment basis. A significant portion of our revenues come from engagements which are terminable at any time by our clients without penalty. If we lose a major client or suffer a reduction in business our consolidated financial position, results of operations and cash flows may be adversely affected.

Our software applications may not work as intended.

Our IT services business includes a delivery strategy to provide synchronization and transfer of information between disparate systems, platforms and devices, and rapidly implement them on our own and our client’s platforms. If our software products, including our JASware™ products and FastTrack™ framework, do not work as intended, we will not be able to provide these solutions to our clients and our consolidated financial position, results of operations and cash flows would be adversely affected.

We may need to invest heavily in research and development to keep our software applications viable.

We may need to invest heavily in our technology to keep our software applications and solutions viable in the rapidly changing markets in which we operate. This research and development effort may require significant resources and may not be successful. The investment of significant resources in research and development could adversely affect our liquidity. In addition, our business may be adversely affected if our investment does not result in the development of software applications and solutions that can be used in providing IT solutions to our clients, resulting in an adverse impact on our consolidated financial position, results of operations and cash flows.

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

Our markets are characterized by rapidly changing technology, changes in client requirements and preferences, frequent new product and service announcements, and evolving new industry standards and practices that could render our custom software development skills obsolete. Our success will depend, in part, on our ability to acquire or license leading technologies useful in our business; develop new software solutions and technology that address the increasingly sophisticated and varied needs of existing and prospective clients; and respond to technological advances and evolving industry standards and practices on a cost-effective and timely basis. To be successful, we must adapt to the rapidly changing market by continually improving the performance and reliability of software applications for our clients. We could also incur substantial costs to modify our software applications to adapt to these changes. Our consolidated financial position, results of operations and cash flows could be adversely affected if we incurred significant costs without adequate results.

We may not be able to establish successful partnerships or strategic alliances, and partnerships and strategic alliances we do establish may not be successful.

Part of our business strategy is to form partnerships and strategic alliances with entities that have complementary products, services or technologies which can help us provide complete services to our clients. Even if we identify suitable candidates, we may not be able to form partnerships or alliances on reasonable commercial terms. In addition, any partnerships or alliances we do establish may not complement our business or help us provide services to our clients. If we fail to establish successful partnerships or strategic alliances, our ability to provide clients with complete service could be adversely affected.

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

We face intense competition within the IT service markets that could adversely affect our ability to generate revenues and profitability.

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

Our operating staff are often deployed in the workplace of other businesses. As a result of this activity, we could be subject to possible claims of discrimination and harassment, employment of illegal aliens or other similar claims. These types of claims could result in negative publicity for us and money damages or fines. Although we have not had any significant problems in this area, we could encounter these problems in the future.

We are also exposed to liability for actions of our operating staff while on assignment, including damages caused by employee errors, misuse of client-proprietary information or theft of client property. Because of the nature of our assignments and the related potential liability, we cannot assure that insurance we maintain, if continually available, will be sufficient in amount or scope to cover a loss.

Item 2. Properties

Our executive office is located in San Francisco, California and we operate our narrowcasting business from an office in Las Vegas, Nevada. These facilities have an aggregate of approximately 14,500 square feet and are leased at aggregate current monthly rents of approximately $19 with no lease commitment for these properties extending past the year 2007. In addition, the Company has lease commitments for a property included in discontinued operations as well as certain other properties from which we no longer operate. None of these lease commitments extend past 2007.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders in the fourth quarter of 2004.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	Quarter End
Fiscal Year Ended Dec 31, 2003	Mar 31	June 30	Sept 30	Dec 31
Common stock price per share:
High	$0.48	$0.35	$0.43	$0.30
Low	0.25	0.20	0.20	0.13

Fiscal Year Ended Dec 31, 2004	Mar 31	June 30	Sept 30	Dec 31
Common stock price per share:
High	$0.29	$0.29	$0.20	$0.19
Low	0.18	0.14	0.10	0.10

On April 13, 2005, the last reported sales price of the Common Stock, as reported on the OTC Bulletin Board, was $0.13 per share. On April 13, 2005, there were 848 stockholders of record of the Common Stock. We did not repurchase any securities of the Company in the fourth quarter of 2004.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with the financial statements, related notes and other financial information of the Company included elsewhere herein. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

SELECTED FINANCIAL DATA

(In thousands, except share and per share data)

	Year Ended December 31,				Nine Months Ended December 31, 2000
	2004	2003	2002	2001
Statement of Operations Data (1) (2) (3):
Revenues	$862	$—	$—	$—	$—
Cost of services	364	—	—	—	—

Gross profit	498	—	—	—	—
Selling, general and administrative expenses	1,953	—	—	—	—
Restructuring charge	(67)	—	—	—	—

Operating loss	(1,388)	—	—	—	—
Other income (expense)	82	(1,349)	(1,784)	(73)	(1,360)

Loss from continuing operations before income tax benefit	(1,306)	(1,349)	(1,784)	(73)	(1,360)
Income tax benefit	28	—	—	—	—

Loss from continuing operations	(1,278)	(1,349)	(1,784)	(73)	(1,360)

Loss from discontinued operations, net of income tax benefit of $ -, $2,509, $7,493, $3,455, $7,677	(2,927)	(11,001)	(6,939)	(23,456)	(56,348)
Income on sale of discontinued operations, net of income taxes of $-, $-, $-, $-, $12,744	—	—	—	—	19,541

Loss from discontinued operations	(2,927)	(11,001)	(6,939)	(23,456)	(36,807)

Net loss	$(4,205)	$(12,350)	$(8,723)	$(23,529)	$(38,167)

Loss per share
Basic and diluted:
Loss from continuing operations	$(0.06)	$(0.10)	$(0.13)	$(0.01)	$(0.10)
Loss from discontinued operations	(0.13)	(0.83)	(0.53)	(1.75)	(2.72)

Net loss	$(0.19)	$(0.93)	$(0.66)	$(1.76)	$(2.82)

Weighted average number of shares outstanding:
Basic and diluted	22,351,924	13,324,217	13,201,532	13,379,320	13,537,927

	December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Working capital (deficiency)	$(1,053)	$4,567	$16,396	$26,689	$37,353
Total assets	$5,373	$8,363	$25,033	$36,080	$65,805
Long-term debt	$—	$—	$—	$—	$—
Stockholders’ equity	$2,605	$4,483	$16,697	$25,456	$49,286

(1)	The Company historically operated on an April 1 to March 31 fiscal year. In July 2000, the Company changed its fiscal year to December 31, resulting in a nine month transition period from April 1, 2000 through December 31, 2000. Prior to December 31, 2004, the Company entered into a plan to divest its IT services segment. Accordingly, the accompanying financial data have been prepared to present as discontinued operations the Company’s IT services business for all periods presented.
(2)	On August 8, 2000, the Company contributed cash and its Philadelphia-based operation to a joint venture, bSmart.to LLC for 50% ownership. On December 6, 2000, the Company exercised its right to terminate the relationship under the joint venture agreement, and consequently, the net assets of the Philadelphia-based operation, including cash and another subsidiary of the joint venture, JAS Concepts, reverted back to the Company. Accordingly, during the period of August 8 through December 6, 2000, the Company’s investment in the joint venture was accounted for on the equity method of accounting. Prior to August 8, 2000 and after December 6, 2000, the results of the Philadelphia-based operation were consolidated with the accounts of the Company.
(3)	Cotelligent acquired OnSite Media, Inc., a Nevada corporation, on March 2, 2004. The results of OnSite Media, Inc. were included in the Company’s results from its acquisition date.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cotelligent was formed in February 1993 to acquire, own and operate IT services businesses. Cotelligent was a non-operating entity until 1996 when it first began to acquire businesses. The Company historically operated on an April 1 to March 31, fiscal year. In July 2000, the Company changed its fiscal year to December 31, resulting in a nine-month transition period from April 1, 2000 through December 31, 2000. In 2004, the Company was organized into two reportable segments, IT services and narrowcasting (which became effective with the acquisition of OnSite Media, Inc. on March 2, 2004). The results of OnSite Media, Inc. have been included in the Company’s results from its acquisition date. Prior to December 31, 2004, the Company entered into a plan to divest its IT services segment. Accordingly, the Selected Financial Data of Cotelligent has been restated to present as discontinued operations the Company’s IT services segment for all periods presented.

On a continuing operations basis, Cotelligent provides narrowcasting services which includes Internet protocol (IP) technologies and production services for video content, distribution, scripting and playback on digital display video channels and networks, as well as maintenance, support and contract services on software and hardware products it licenses. The Company provides these services primarily to gaming and hospitality businesses. Narrowcasting, maintenance and support services are provided under term contracts of which most are one year or longer. These contracts are renewable at the discretion of our clients.

The Company recognizes revenue for the subscription of maintenance, support and contract services on software and hardware products it licenses to its narrowcasting clients as the Company performs the services. Revenues earned for software license sales and service contracts are recorded based on the provisions of AICPA SOP 97-2, “Software Revenue Recognition,” as amended, which shares the basic criteria described above. For each element in a software arrangement (e.g. license, maintenance, and services), the amount of revenue recognized is based upon vendor specific objective evidence of fair value using the residual method. Revenue for production services for video content, distribution, scripting and playback on digital display video channels and networks on either a time and materials basis, when services are provided or where pursuant to fixed-fee contract, the revenue is generally recognized as services are rendered on the percentage-of-completion method of accounting based on hours incurred to total estimated labor hours to complete. Revenues include reimbursable expenses charged to and collected from clients.

The Company’s principal costs are professional compensation directly related to the performance of services and related expenses. Gross profits (revenues after professional compensation and related expenses) are primarily a function of the number of gaming and hospitality properties that subscribe to the narrowcasting services as well as the number of channels for different narrowcasting services each property elects to subscribe to and the level of video production service purchased by the client. Gross profits can be adversely impacted if clients do not renew contracts, if the Company is not effective in managing its service activities, or if fixed-fee engagements for production services are not properly priced.

Operating income can be adversely impacted by increased administrative staff compensation and expenses related to streamlining or expanding the Company’s business, which may be incurred before revenues or economies of scale are generated from such investment.

OVERVIEW OF 2004 AND 2003

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

It became evident that the outlook for spending in IT services would continue to be uncertain without any clear indication of when a turnaround could be expected. Accordingly, in August 2003, the Company terminated the majority of its senior executive staff along with most of the sales and business development organization. At the same time we aggressively engaged our existing clients and committed ourselves to supporting their project requirements. In some cases we have been successful in securing longer term commitments. By scaling back expenses and focusing intensely on generating business from our long term clients we began to stabilize our revenue trend allowing us to move forward in our attempt to restore profitability and positive cash flow

Throughout the remainder of 2003, the Company continued to reduce headcount and looked closely at expense activity to scale back and streamline operating costs in line with revenue. The Philadelphia-based operation that supports Cotelligent’s sales force automation application FastTrack has achieved stable revenue over the past several years and our clients continue to give us high marks for performance and client service. In addition, the core team responsible for our custom software development activities is helping us to take advantage of recurring projects with existing clients. By keeping only the top sales account executives and account managers, we have lowered our selling cost and improved our client relationships and retention.

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

Upon completion of the acquisition, OnSite Media was renamed Watchit Media, Inc., and is now a wholly-owned subsidiary of Cotelligent, Inc. The newly acquired business was immediately integrated into the Cotelligent infrastructure from March through October 2004. Our Board of Directors carefully followed and evaluated the financial and operating performance of our Company’s two business segments. While the IT services and solutions business continued to struggle, Watchit Media performed well and experienced significant revenue growth, together with increased gross margin performance, up to 63% in the fourth quarter of 2004. In addition, Watchit’s near and longer term business opportunities appeared to indicate the strong possibility of future revenue growth.

In November 2004, we announced our plan to divest our entire IT services and solutions business and change our name to Watchit Media, Inc. allowing us to focus all of our attention on narrowcasting. On April 1, 2005 we signed a definitive agreement to divest our IT services and solutions business to Fast Track LLC, an affiliate of Beverly Hills, California private equity firm Skyview Capital, LLC, for aggregate consideration of $2.8 million in cash at closing and an earn-out of up to $950 if certain revenue targets are attained over the three years following completion of the sale. The purchaser will be entitled to a post-closing refund of up to $700 if certain specified business conditions are not satisfied. The divestiture is subject to stockholder approval and is expected to close by the end of the second quarter of 2005.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

The Company has two reportable segments: IT services and narrowcasting. Prior to December 31, 2004, the Company entered into a plan to divest its IT services segment. Accordingly, the financial information presented in this Annual Report has been prepared to present as discontinued operations the Company’s IT services business. The Company’s continuing operations consist of the narrowcasting segment. The Company commenced reporting revenues for its narrowcasting segment following the acquisition of On-Site Media, Inc. on March 2, 2004. As a result, on a continuing operations basis, the Company had no revenue, gross profit or selling, general and administrative expenses to report prior to March 2, 2004.

Revenues

Gross Profit

Selling, General and Administrative Expenses

Revenues from continuing operations during the year ended December 31, 2004 were $862. Our narrowcasting clients retain us to manage a part of their television system infrastructure, produce video content pertinent to their brand, marketing communications and hotel property amenities, and present this content on their Private Video Networks. We have annual renewable contracts with our clients for managing the computer hardware that interfaces with their television systems and, in some cases, their information system infrastructure. Watchit Media charges a base monthly subscription fee for these services. Currently, Watchit derives over 95% of its revenue from base monthly subscription fess under these recurring revenue contracts.

In addition, our clients pay us on a time and materials basis for the production of video content. In the gaming and hospitality industry, our clients tend to require frequent changes to the content we produce for them. Video content pertaining to their entertainment, casino games, cross promotions, and activities are among the dynamic video content we produce.

Gross profit from continuing operations during the year ended December 31, 2004 was $498 and selling, general and administrative expenses from continuing operations were $1,953 for the year ended December 31, 2004.

Restructuring Charge

In 2001 the Company took a restructuring charge to provide for remaining lease obligations on certain facilities it no longer operated from. The initial restructuring charge for this program has been classified as part of discontinued operations as the underlying operating facilities related to the IT services segment.

During 2004, the Company reassessed its remaining lease obligations for these facilities and accordingly, reduced restructuring liabilities by $67. As the restructuring liabilities have been classified as a liability of the continuing operations, the $67 adjustment was also classified as part of continuing operations.

Other Income (Expense)

Other income (expense) primarily consists of interest income, interest expense, and equity method losses on an investment in an alliance partner and the change in market value associated with an investment in a marketable security.

Interest income, net of interest expense, was $82 for the year ended December 31, 2004 compared to $259 for the year ended December 31, 2003. The decrease in net interest income was the result of lower cash balances on hand during the year ended December 31, 2004.

There was no other expense for the year ended December 31, 2004 compared to $1,608 of other expense for the year ended December 31, 2003. The decrease was principally the result of the change in 2003 of the market value associated with an investment in a marketable security ($1,273) and equity method losses on an investment in an alliance partner ($335).

Income Tax Benefit

The Company realized an income tax benefit of $28 for the year ended December 31, 2004 which consisted of some state income tax deposit refunds.

Loss from Discontinued Operations

Discontinued operations comprised operations associated with the IT services segment. Loss from discontinued operations was $2,927 for the year ended December 31, 2004 compared to $11,001 for the year ended December 31, 2003. The reduction in loss was the result of improvements to the utilization of billable staff due to the elimination of a number of underutilized billable people and reductions in selling, general and administrative expenses.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

No revenues were generated from the narrowcasting segment during the years ended December 31, 2003 and 2002. Accordingly, there were no selling, general and administrative expenses associated with the narrowcasting segment during those periods.

Other Income (Expense)

Other income (expense) primarily consists of interest income, interest expense, and equity method losses on an investment in an alliance partner and the change in market value associated with an investment in a marketable security.

Interest income, net of interest expense, was $259 for the year ended December 31, 2003 compared to $183 for the year ended December 31, 2002. The increase in net interest income was the result of recognizing interest income on payment of notes receivable by certain officers of the Company, a decrease in interest expense due the pay-off of an obligation due the sellers of an acquired business, offset by lower interest income on lower cash balances on hand during the year ended December 31, 2003.

Other expense for the year ended December 31, 2003 was $1,608 compared to $1,967 for the year ended December 31, 2002. The decrease in other expense was principally the result of the change in market value associated with an investment in a marketable security and equity method losses on an investment in an alliance partner.

Income (Loss) from Discontinued Operations

Discontinued operations comprised operations associated with the IT services segment. Loss from discontinued operations was $11,001 for the year ended December 31, 2003 compared to $6,939 for the year ended December 31, 2002. The increase in the operating loss was primarily due to a reduction in revenues due to a reduction in custom software development projects and a reduction in the benefit for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

In recent years, the Company has financed its operations principally through its own cash. On October 8, 2004, the Company entered into a Contract of Sale Security Agreement, (as amended, the “Agreement”) with CAPCO Financial Company, a division of Greater Bay Bank N.A. (the “Lender”). Under the Agreement, the Company has agreed to sell to the Lender all of its accounts receivable existing as of the date of the Agreement or thereafter created during the term of the Agreement at a discount below face value. The Lender has reserved the sum of $1,000 for the purchase of the Company’s accounts receivable and these funds are available daily at the Company’s option, subject to the restriction that the maximum amount available to the Company may not exceed 80% of the accounts receivable that meet the Lender’s eligibility requirements. Funds advanced by the Lender to the Company under the Agreement are subject to a daily fee equal to the Lender’s prime rate plus 4%, 9.25% at December 31, 2004. The Company has granted the Lender a first priority security interest in all accounts, contract rights, chattel paper, documents, instruments and related general intangibles now owned or hereafter acquired and the proceeds thereof.

The Agreement has an initial term of 12 calendar months. The Agreement includes customary covenants regarding events of default. Upon an event of default, the Lender may, among other things, declare any amounts outstanding under the Agreement immediately due and payable.

Cash used in operating activities was $1,332 for the year ended December 31, 2004 compared to $2,384 for the year ended December 31, 2003. In 2004, the $1,287 net loss from continuing operations, $473 increase in accounts receivable, and $100 adjustment to the valuation allowance for note receivable from a former officer, offset by $157 of depreciation and amortization and $262 increase in accounts payable were the primary net uses in operating activities. In 2003, the $1,349 loss from continuing operations, $2,437 reduction in income taxes payable, $156 increase in prepaid expenses and other current assets, and $440 decrease in accounts payable and accrued expenses, offset by $1,273 unrealized loss on investment in marketable securities, $335 equity loss from investment in alliance partner and $303 loss on forgiveness of note receivable from acquirer of a previously sold business were the primary net uses in operating activities. The primary sources of liquidity for the Company going forward are the collection of its accounts receivable, cash balances and cash equivalents.

Cash used in investing activities was $600 for the year ended December 31, 2004 compared to $1,175 provided by investing activities for the year ended December 31, 2003. In 2004, the Company used $605 for transaction costs associated with the purchase of On-Site Media, Inc, $295 for the purchase of property and equipment, offset by $200 of payments on a note from the acquirer of a previously sold business and $100 of payments on a note receivable from stockholder. In 2003, the Company was provided $1,080 of payments on a note from the acquirer of a previously sold business, $270 from the investment in a marketable security for services provided by the Company for which the Company had not recognized revenue and $175 of cash paid and costs incurred in connection with an acquisition.

Cash provided by financing activities was $191 for the year ended December 31, 2004, which comprised $386 of secured borrowings offset by $195 of cost associated with the issuance of Common Stock, compared to $62 for the year ended December 31, 2003 which represented net proceeds on the issuance of common stock.

During the past and in 2004, management has taken action in response to the continued softness in IT services in order to preserve cash, including but not limited to significant reductions in headcount, outsourcing certain administrative functions, changing benefit plan insurance carriers, relocating the headquarters resulting in lower lease obligations, acquiring a business in an industry with more near term growth prospects than IT services, securing a line of credit agreement against its accounts receivable and announcing the plan to divest its IT services segment. On February 1, 2005, the Company entered into a Stock and Warrant Purchase Agreement with certain accredited investors pursuant to which the Company sold common stock and warrants resulting in a cash infusion to the Company. In addition, on April 1, 2005 the Company signed a definitive agreement with FastTrack, LLC, an affiliate of Beverly Hills, California private equity firm Skyview Capital, LLC for the sale of its remaining IT services business. Management has carefully forecasted its results of operations and financial position through December 31, 2005, and has determined that the remaining cash on hand, together with cash available from the line of credit, proceeds from sales of Common Stock to accredited investors and proceeds from the sale of the IT services segment, will provide adequate cash to fund its anticipated working capital needs. In the event circumstances arise that are not factored into the forecast, management will take further action to streamline operations and to continue looking for financing alternatives.

The following table reflects our contractual cash obligations as of December 31, 2004, excluding interest, due over the indicated periods.

Contractual Cash Obligations:	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Operating leases, net of sublet arrangements	$1,668	$685	$983	$—	$—

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123-Revised 2004 (“SFAS 123(R)”), Share-Based Payment. This is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB No. 25, Accounting for Stock Issued to Employees (“APB 25”). As noted in our stock based compensation accounting policy, the Company generally does not record compensation expense for employee stock options. Under SFAS 123(R), the Company will be required to measure the cost of employee services received in exchange for stock compensation, based on the grant date fair value (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The fair value for stock options will be estimated using an option pricing model. Excess tax benefits, as defined in SFAS 123(R), will be recognized as an addition to paid-in capital. Under SFAS 123(R), measurement and recognition of compensation expense related to the Company’s restricted stock will be the same as APB 25. The provisions of SFAS 123(R) are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company does not expect that the application of this accounting pronouncement to have a material effect to its operating results or financial position.

At the September 2004 meeting of the EITF, the SEC staff announced guidance on the use of the residual method to value acquired intangible assets other than goodwill in a business combination (EITF Topic D-108). The SEC concluded that the residual method does not comply with the requirements of SFAS No. 141, “Business Combinations.” Instead, a direct value method should be used to determine the fair value of all intangible assets required to be recognized under SFAS No. 141. Similarly, impairment testing of intangible assets should not rely on a residual method and instead, should comply with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company has applied the guidance as set forth in EITF Topic D-108 in 2004 as it related to the intangibles recognized in connection with the 2004 acquisition of OnSite Media, Inc.

In November 2004, the Emerging Issues Task Force (“EITF”) issued EITF No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations. EITF 03-13 assists in the development of a model for evaluating (a) which cash flows are to be considered in determining whether cash flows have been or will be eliminated and (b) what types of continuing involvement constitute significant continuing involvement when determining whether the disposal or sale of a component of a business is to be accounted for as discontinued operations. The Company has applied the guidance as put forth in EITF 03-13 in 2004, as it related to discontinued operations reporting in connection with the December 2004 announced divestiture of its IT services segment .

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

Revenue Recognition

The Company recognizes revenue when there is evidence of an agreement, a fixed or determinable fee, and collectibility is reasonably assured, and delivery has occurred. Revenues exclude reimbursable expenses charged to and collected from clients. Revenues pursuant to fixed-fee contracts are generally recognized as services are rendered on the percentage-of-completion method of accounting based on hours incurred to total estimated labor hours to complete. Revenues earned for software license sales and service contracts are recorded based on the provisions of AICPA SOP 97-2, “Software Revenue Recognition,” as amended, which shares the basic criteria described above.

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

Accounting for Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” This pronouncement requires using an asset and liability approach to recognize deferred tax assets and liabilities for the tax consequences of temporary differences by applying enacted statutory tax rates to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company has not given benefit to any deferred tax assets or net operating losses in the previous three fiscal years due to uncertainty of realizing these assets in future periods. In addition, the financial statements have provided for certain tax positions taken by the Company in certain tax periods.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

During the quarter ended June 30, 2000, the Company was exposed to market risk related to changes in interest rates on a line of credit available at the time. The interest rate on this line of credit was tied to the Agent’s prime rate and LIBOR. This line of credit was terminated on June 30, 2000.

On October 8, 2004, the Company entered into a Contract of Sale Security Agreement, (as amended, the “Agreement”) with CAPCO Financial Company, a division of Greater Bay Bank N.A. (the “Lender”). Funds advanced by the Lender to the Company under the Agreement are subject to a daily fee equal to the Lender’s prime rate plus 4%. Beginning October 8, 2004, the Company was exposed to market risk related to changes in interest rates on this agreement.

On August 19, 2002, the Company acquired Convertible Redeemable Preferred Stock in Bluebook International Holding Company (“Bluebook”), which was converted to common stock during 2004. The Company accounts for the common stock as a trading security with changes in fair value recorded in the consolidated statements of operations. Accordingly, subsequent to August 19, 2002, the Company was exposed to market risk related to changes in the market price of the common stock in Bluebook.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cotelligent, Inc.:

We have audited the accompanying consolidated balance sheets of Cotelligent, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cotelligent, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with United States generally accepted accounting principles.

/s/ Rowbotham and Company LLP

San Francisco, California

April 14, 2005

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$526	$5,688
Refundable income taxes	16	85
Accounts receivable, including unbilled accounts of $2 and $-, net of allowance for doubtful accounts of $60 and $-, and $590 and $- pledged as collateral security, respectively	530	—
Notes receivable from officer and stockholder, net of valuation allowance of $- and $796, respectively	—	—
Current portion of note receivable from acquirer of previously sold business	—	200
Prepaid expenses and other current assets	133	358
Current assets of discontinued operations held for sale	160	1,496

Total current assets	1,365	7,827
Property and equipment, net	259	—
Goodwill	2,592	—
Other intangibles, net of $118 of accumulated amortization	748	—
Investment in marketable security	—	—
Equity investment in alliance partner	—	—
Other assets	239	207
Non current assets of the discontinued operations held for sale	170	329

Total assets	$5,373	$8,363

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Secured borrowings	$386	$—
Accounts payable	247	—
Accrued compensation and related payroll liabilities	264	—
Restructuring liabilities	425	289
Other accrued liabilities	198	84
Current liabilities of the discontinued operations held for sale	898	2,887

Total current liabilities	2,418	3,260
Restructuring liabilities, net of current portion	268	520
Lease deposits on sublet properties	13	31
Income taxes payable	69	69

Total liabilities	2,768	3,880

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred Stock, $0.01 par value; 500,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $0.01 par value; 100,000,000 shares authorized, 24,984,792 and 14,076,613 shares issued, respectively	250	141
Additional paid-in capital	82,801	80,583
Accumulated deficit	(79,946)	(75,741)
Treasury stock	(500)	(500)

Total stockholders’ equity	2,605	4,483

Total liabilities and stockholders’ equity	$5,373	$8,363

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	For the Year Ended December 31,
	2004	2003	2002
Revenues	$862	$—	$—
Cost of revenues	364	—	—

Gross profit	498	—	—
Selling, general and administrative expenses	1,953	—	—
Restructuring charge	(67)	—	—

Operating loss	(1,388)	—	—
Other income (expense):
Interest expense	(9)	(35)	(112)
Interest income	91	294	295
Other	—	(1,608)	(1,967)

Total other income (expense)	82	(1,349)	(1,784)

Loss from continuing operations before income tax benefit	(1,306)	(1,349)	(1,784)
Income tax benefit	28	—	—

Loss from continuing operations	(1,278)	(1,349)	(1,784)
Loss from discontinued operations, net of income tax benefit of $-, $2,509, and $7,493	(2,927)	(11,001)	(6,939)

Net loss	$(4,205)	$(12,350)	$(8,723)

Earnings per share:
Basic and diluted –
Loss from continuing operations	$(0.06)	$(0.10)	$(0.13)
Loss from discontinued operations	(0.13)	(0.83)	(0.53)

Net loss	$(0.19)	$(0.93)	$(0.66)

Basic and diluted weighted average number of shares outstanding	22,351,924	13,324,217	13,201,532

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance, December 31, 2001 (notes 13 and 19)	13,822,915	$138	$80,486	$(54,668)	644,600	$(500)	$25,456
Issuance of Common Stock, net of costs	31,197	1	3	—	—	—	4
Return of shares issued in connection with earn-out to sellers of acquired business	(100,000)	(1)	(39)	—	—	—	(40)
Net loss	—	—	—	(8,723)	—	—	(8,723)

Balance, December 31, 2002	13,754,112	138	80,450	(63,391)	644,600	(500)	16,697
Issuance of Common Stock, net of costs	322,501	3	59	—	—	—	62
Change in terms of stock options granted	—	—	74	—	—	—	74
Net loss	—	—	—	(12,350)	—	—	(12,350)

Balance, December 31, 2003	14,076,613	141	80,583	(75,741)	644,600	(500)	4,483
Issuance of Common Stock in connection with purchase of business	10,679,608	107	1,708	—	—	—	1,815
Issuance of Warrants in connection with purchase of business	—	—	676	—	—	—	676
Cost of registering and issuing securities in connection with purchase of business	—	—	(195)	—	—	—	(195)
Issuance of Common Stock in connection with director compensation	228,571	2	29	—	—	—	31
Net loss	—	—	—	(4,205)	—	—	(4,205)

Balance, December 31, 2004	24,984,792	$250	$82,801	$(79,946)	644,600	$(500)	$2,605

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share data)

	For the Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Loss from continuing operations	$(1,278)	$(1,349)	$(1,784)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	39	—	—
Amortization of identifiable intangible assets	118	—	—
Restricted shares issued in connection with director compensation	31	—	—
Compensation expense resulting from change in terms of stock options	—	74	—
Adjustment to valuation allowance for note receivable from stockholder	(100)	—	—
Equity loss from investment in alliance partner	—	335	512
Unrealized loss on investment in marketable security	—	1,273	1,457
Deferred income taxes, net	—	—	(7,493)
Provision for doubtful accounts	(7)	—	—
Loss on forgiveness of note receivable from acquirer of a previously sold business	—	303	—
Changes in current assets and liabilities:
Accounts receivable	(473)	—	—
Prepaid expenses and other current assets	52	(156)	5
Accounts payable and accrued liabilities	262	(440)	(721)
Deferred revenue	(18)	—	—
Income taxes, net	69	(2,437)	14,304
Other assets	(27)	13	(12)

Net cash provided by (used in) operating activities	(1,332)	(2,384)	6,268

Cash flows from investing activities:
Payments received on note from acquirer of previously sold business	200	1,080	816
Repayment of note receivable from stockholder	100	—	—
Purchases of property and equipment	(295)	—	—
Investment in marketable security	—	—	(3,000)
Cash paid for purchase of business	(605)	(175)	—
Dividend received from marketable security	—	270	—

Net cash provided by (used in) investing activities	(600)	1,175	(2,184)

Cash flows from financing activities:
Secured borrowings	386	—	—
Cost of issuing of Common Stock and warrants	(195)	—	—
Net proceeds from issuance of common stock	—	62	(36)

Net cash provided by financing activities	191	62	(36)

Cash flows from discontinued operations:
Cash used in discontinued operations	(3,421)	(10,848)	(5,143)

Net decrease in cash and cash equivalents	(5,162)	(11,995)	(1,095)
Cash and cash equivalents at beginning of period	5,688	17,683	18,778

Cash and cash equivalents at end of period	$526	$5,688	$17,683

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(In thousands, except share and per share data)

	For the Year Ended December 31,
	2004	2003	2002
Supplemental disclosures of cash flow information:
Interest paid	$9	$36	$102
Income taxes paid	$4	$2	$-
Income taxes refunded	$14	$53	$14,304
Significant non-cash financing and investing activities:
Return of shares previously issued in connection with earn-out to sellers of acquired business	$—	$—	$40
Services exchanged for preferred stock of third party	$—	$—	$2,100
Repayment of officer notes receivable with severance and bonus compensation	$364	$1,080	$—
Revaluation of note receivable from stockholder	$404	$—	$—
Deferred acquisition costs	$175	$—	$—

Detail of acquisition:
Cash	$(36)	$—	$—
Accounts receivable	(50)	—	—
Prepaid expenses and other current assets	(2)	—	—
Property and equipment	(3)	—	—
Other assets	(5)	—	—
Goodwill	(2,592)	—	—
Other intangibles	(866)	—	—
Accounts payable	106	—	—
Accrued compensation	50	—	—
Other accrued liabilities	91	—	—
Common stock issued to sellers of an acquired business	1,815	—	—
Warrants issued to sellers of an acquired business	676	—	—
Cash paid in 2003	175	—	—

Cash paid in 2004	(641)	—	—
Cash acquired in acquisition	36	—	—

Cash used for purchase of business	$(605)	$—	$—

See accompanying notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Note 1 –Summary of Significant Accounting Policies and Practices

Description of Business

Cotelligent, Inc. (“Cotelligent” or the “Company”), a Delaware corporation, provides narrowcasting services which include digital technologies and production services for video content, distribution, scripting and playback on digital display channels.

In 2004, the Company was organized into two reportable segments, IT services and narrowcasting (which became effective with the acquisition of OnSite Media, Inc. on March 2, 2004). Prior to December 31, 2004, the Company entered into a plan to divest its IT services segment. Accordingly, the accompanying consolidated financial statements and related footnotes have been prepared to present as discontinued operations the Company’s IT services segment for all periods presented.

These financial statements include the accounts of Cotelligent, Inc. and its subsidiaries. The results of OnSite Media, Inc. have been included in the Company’s results from its acquisition date.

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

During the past and in 2004, management has taken action in response to the continued softness in IT services in order to preserve cash, including but not limited to significant reductions in headcount, outsourcing certain administrative functions, changing benefit plan insurance carriers, relocating the headquarters resulting in lower lease obligations, acquiring a business in an industry with more near term growth prospects than IT services, securing a line of credit agreement against its accounts receivable and announcing the plan to divest its IT services segment. On February 1, 2005, the Company entered into a Stock and Warrant Purchase Agreement with certain accredited investors pursuant to which the Company sold common stock and warrants resulting in a cash infusion to the Company. In addition, on April 1, 2005 the Company signed a definitive agreement with FastTrack, LLC, an affiliate of Beverly Hills, California private equity firm Skyview Capital, LLC for the sale of its remaining IT services business. Management has carefully forecasted its results of operations and financial position through December 31, 2005, and with has determined that the remaining cash on hand, together with cash available from the line of credit, proceeds from the sales of Common Stock to accredited investors, and proceeds from the sale of the IT services segment, will provide adequate cash to fund its anticipated working capital needs. In the event circumstances arise that are not factored into the forecast, management will take further action to streamline operations and to continue looking for financing alternatives.

Basis of Presentation

The accompanying consolidated financial statements and related notes to the consolidated financial statements include the accounts and results of Cotelligent, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Significant items subject to estimation include the allowance for doubtful accounts, revenue recognition, restructuring liabilities, impairment charges and income taxes.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable, cash and cash equivalents. The Company’s cash and cash equivalent credit risk is managed by investing its cash in highly liquid debt instruments. Receivables arising from services provided to clients are not collateralized and accordingly, the Company performs ongoing credit evaluations of its clients to reduce the risk of loss and provides an allowance for potentially uncollectible accounts. In addition, the Company has a high concentration of its revenues and accounts receivable in a few clients.

At December 31, 2004, accounts receivable comprise balances due from both discontinued and continuing operations as accounts receivable are collateralized against a line of credit obligation of the continuing operation. The first and second largest customer receivable balances were 45% and 26% of total receivables, respectively, both of which related to the discontinued operations. These two receivable balances were the only accounts that exceeded 10% of total receivables.

At December 31, 2004, the first, second and third receivable balances of the continuing operations accounts receivable were 16%, 12% and 11%, respectively and represented 39% of total continuing operations receivables. For the year ended December 31, 2004, no individual client comprised more than 7% of total revenues on a continuing operations basis.

Deferred Acquisition Costs

The Company defers costs associated with potential acquisitions which typically include outside service costs (such as legal and accounting) directly attributable to a target acquisition and classifies such amounts in other current assets. When a target acquisition is acquired, the associated deferred acquisition costs are included in the purchase price of the acquisition. At the time the Company determines a potential acquisition will not be acquired, the associated deferred transaction costs are charged to selling, general and administrative expenses. At December 31, 2004 and 2003, deferred acquisition costs were $- and $175, respectively.

Software Development Costs

Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or otherwise Marketed.” Because the Company believes that its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no software development has been capitalized as of December 31, 2004 and 2003.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, refundable income taxes, short-term accounts receivable, accounts payable, accrued liabilities and income taxes payable for which current carrying amounts are equal to or approximate fair market value. The carrying value of secured borrowings approximates fair value, as interest is tied to or approximates market rates.

Revenue Recognition

The Company recognizes revenue for production services for video content, distribution, scripting and playback on digital display video channels and networks on a time and materials basis, when services are provided. Revenue pursuant to fixed-fee contracts are generally recognized as services are rendered on the percentage-of-completion method of accounting based on hours incurred to total estimated labor hours to complete. Revenue for maintenance, support and contract services on software products it licensed is recognized as the Company performs the services. Revenues earned for software license sales and service contracts are recorded based on the provisions of AICPA SOP 97-2, “Software Revenue Recognition,” as amended, which shares the basic criteria described above. For each element in a software arrangement (e.g. license, maintenance, and services), the amount of revenue recognized is based upon vendor specific objective evidence of fair value using the residual method. Revenues include reimbursable expenses charged to and collected from clients.

Cost of Revenues

Cost of revenues consists primarily of compensation and benefits of Cotelligent’s employees engaged in the delivery of narrowcasting services.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Provision is made in the Company’s consolidated financial statements for current income taxes payable and deferred income taxes arising primarily from net operating loss carry-forwards and temporary differences. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce deferred tax assets, when realization may not be likely.

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

The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing (“Black-Scholes”) model with the following weighted average assumptions for the years ended December 31, 2004, 2003 and 2002, respectively: (1) risk-free interest rates of 2.59%, 1.94% and 3.787%, (2) a dividend yield of 0%, (3) volatility factors of the expected market price of the Company’s common stock of 143.5%, 186%, and 187%, and (4) a weighted average expected life of 1.59, 3.25 and 3.25 years. The weighted average fair values of options granted during the years ended December 31, 2004, 2003 and 2002 were $0.17, $0.24 and $0.38 per share, respectively. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restriction and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected volatility of the Company’s Common Stock. For purposes of pro forma disclosure, the estimated fair value of options is amortized to expense over the options’ vesting period. If the Company had elected to recognize compensation expense for options granted during the years ended December 31, 2004, 2003 and 2002, based on the fair value as described in SFAS No. 123, net loss and earnings per share would have been changed to the pro forma amounts indicated below.

	For the Year Ended December 31,
	2004	2003	2002
Net loss as reported	$(4,205)	$(12,350)	$(8,723)
Add: Stock-based employee compensation expense included in net loss, net of tax	—	74	—
Deduct: total Stock-based employee compensation expense determined under fair value based method for all awards, net of tax.	230	243	1,108

Pro forma net loss	$(4,435)	$(12,519)	$(9,831)

Loss per share, as reported:
Basic and diluted	$(0.19)	$(0.93)	$(0.66)

Pro forma loss per share:
Basic and diluted	$(0.20)	$(0.94)	$(0.74)

Earnings (Loss) Per Share

Basic earnings (loss) per share are calculated by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share include the impact of Common Stock options outstanding, when dilutive.

Discontinued Operations

Discontinued operations consist of the Company’s IT services business. The Company entered into a plan to divest of these operations prior to December 31, 2004. The operating results of these operations for all periods presented have been reflected in the accompanying consolidated financial statements as income (loss) from discontinued operations for all periods presented.

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

Comprehensive Loss

The Company has adopted the provisions of SFAS No. 130, “Comprehensive Income.” SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components for general purpose financial statements. For all periods presented, there were no differences between net loss and comprehensive loss.

Note 2 – Acquisition

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

The aggregate consideration paid for the acquisition was $3,307 (10,679,608 shares of the Company’s Common Stock issued at fair value of $1,815 and based on the average closing price of the Company’s common stock for a few days prior to and after the signing of the definitive agreement and related public announcement to purchase the business on November 25, 2003, warrants to purchase

5,339,803 shares of the Company’s common stock value using the Black-Sholes with the following assumptions: (1) risk-free interest rate of 1.95%, (2) a dividend yield of 0%, (3) volatility factor of the expected market price of the Company’s Common Stock of 175%, and (4) a weighted average expected life of 2 years, that resulted in a valuation of $676, cash consideration of $510 and transaction costs of $501). Transaction costs of $501 include $195 paid for registration of securities in connection with the acquisition which were netted against the issuance of the shares. Liabilities assumed were approximately $247, and tangible assets acquired were approximately $96. The Company recognized total intangible assets of $3,458 resulting from the acquisition.

The Company has obtained an independent valuation for the aggregate consideration paid for the acquisition as follows.

Total liabilities assumed	$(247)
Total tangible assets acquired	96
Identifiable intangible assets:
Software	73
Customer contracts	98
Archived content video library	695
Goodwill	2,592

Total aggregate consideration paid	$3,307

The changes in carrying amounts of goodwill and other intangibles for the year ended December 31, 2004 were as follows.

	Goodwill	Other Intangibles
Balance, January 1, 2004	$—	$—
Acquired in 2004	2,592	866
Amortization expense	—	(118)

Balance, December 31, 2004	$2,592	$748

The Company has ascribed useful lives to the identifiable intangible assets that range from 2 to 20 years. In the year ended December 31, 2004 the Company recorded amortization on the identifiable intangible assets of $118.

Immediately following the close of the transaction, with the issuance of 10,679,608 shares of Cotelligent common stock, the former OnSite stockholders owned 43% of the total shares of Cotelligent common stock then outstanding.

The results of the acquired business were included in the Company’s results of operations from its acquisition date, March 2, 2004.

In accordance with SFAS No. 141, “Business Combinations,” the following unaudited pro forma information for the years ended December 31, 2004, 2003 and 2002, gives effect to the acquisition of OnSite Media, Inc., as if the acquisition was completed as of the beginning of the periods reported below.

	(Unaudited) Year Ended December 31,
	2004	2003	2002
Pro forma revenues	$1,101	$1,110	$875

Pro forma loss from continuing operations before income tax benefit	$(1,244)	$(1,531)	$(2,112)

Pro forma loss from continuing operations	$(1,219)	$(1,531)	$(2,112)

Pro forma loss per share:
Basic and diluted	$(0.04)	$(0.06)	$(0.09)

Note 3 – Allowance for Doubtful Accounts

On a continuing operations basis, Cotelligent commenced recognition of revenue subsequent to the acquisition of OnSite Media, Inc., March 2, 2004. In addition, during the fourth quarter of 2004, Cotelligent, entered into a line of credit secured against the accounts receivable of both the discontinued and continuing operations, effectively restoring the allowance for doubtful accounts related to the discontinued operation.

Balance, December 31, 2001	$—
Provision for doubtful accounts	—
Recoveries	—
Write-offs	—

Balance, December 31, 2002	—
Provision for doubtful accounts	—
Recoveries	—
Write-offs	—

Balance, December 31, 2003	—
Provision for doubtful accounts	(7)
Reclassification of allowance from discontinued operations	67
Recoveries	—
Write-offs	—

Balance, December 31, 2004	$60

Note 4 – Property and Equipment

Property and equipment was comprised of the following.

	Useful Lives (In Years)	December 31, 2004	December 31, 2003
Computer software and office equipment	3-5	$137	$—
Furniture and fixtures	5	50	—
Leasehold improvements	2	111	—

		298	—
Less accumulated depreciation and amortization		(39)	—

Property and equipment, net of accumulated depreciation and amortization		$259	$—

Depreciation and amortization expense included in selling, general and administrative expense, for the years ended December 31, 2004, 2003 and 2002, was $39, $- and $-, respectively.

Note 5 – Investments

Investment in White Horse Interactive

On July 18, 2000, the Company paid $2,000 to acquire a 35% ownership interest in White Horse Interactive, an integrated media agency, which resulted in a difference between the cost of the investment and the amount of underlying equity in net assets totaling $1,300. The Company uses the equity method of accounting for this investment and recorded an equity loss of $-, $335, and $510 for the years ended December 31, 2004, 2003 and 2002, respectively.

During 2004, White Horse Interactive defaulted on a note payable to the predecessor owners of the business. The predecessor owners exercised their right to a return of the stock in the sole operating subsidiary of White Horse Interactive, which left the Company with an investment in a non-operating business. At December 31, 2004 and 2003, the net book value of the investment was zero.

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

During the year ended December 31, 2003, the Company provided software development services to Bluebook for which no revenue was recognized. Payments of $270 were received from Bluebook for the delivery of such services during the year ended December 31, 2003 which were applied against and further reduced the carrying value of the investment. Costs of $230 associated with software development services during the year ended December 31, 2003 were recognized as research and development expense. At December 31, 2003, the book value of the investment in Bluebook was zero as a result of recognizing the decrease in fair value of the investment and the partial return of the investment.

During the year ended December 31, 2004, the Company converted the Series C stock to common stock, which included trading restrictions in line with the Series C purchase agreement. In 2004, Bluebook reverse split its common stock on a twenty to one basis, resulting in Cotelligent owning 265,835 shares of Bluebook common stock. At December 31, 2004, the book value of the investment in Bluebook was zero. Subsequent to December 31, 2004, the trading restriction on the Bluebook common stock was removed.

Note 6 –Secured Borrowings

On October 8, 2004, the Company entered into a Contract of Sale Security Agreement, (as amended, the “Agreement”) with CAPCO Financial Company, a division of Greater Bay Bank N.A. (the “Lender”). Under the Agreement, the Company has agreed to sell to the Lender all of its accounts receivable existing as of the date of the Agreement or thereafter created during the term of the Agreement at a discount below face value. The Lender has reserved the sum of $1,000 for the purchase of the Company’s accounts receivable and these funds are available daily at the Company’s option, subject to the restriction that the maximum amount available to the Company may not exceed 80% of the accounts receivable that meet the Lender’s eligibility requirements. In addition, the Lender has full recourse against the Company. Funds advanced by the Lender to the Company under the Agreement are subject to a daily fee equal to the Lender’s prime rate plus 4%, 9.25% at December 31, 2004. The Company has granted the Lender a first priority security interest in all accounts, contract rights, chattel paper, documents, instruments and related general intangibles now owned or hereafter acquired and the proceeds thereof. Transactions under the Agreement are being accounted for as secured borrowings rather than a sale of assets pursuant to SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. At December 31, 2004, the Company had $386 outstanding out of a total of $424 available for borrowing based on eligible accounts receivable at that time.

The Agreement has an initial term of one year. The Agreement includes customary covenants regarding events of default. Upon an event of default, the Lender may, among other things, declare any amounts outstanding under the Agreement immediately due and payable. At December 31, 2004, the Company was in compliance with the customary covenants.

Note 7 – Other Accrued Liabilities

	December 31, 2004	December 31, 2003
Audit fee accrual	$75	$—
Other accrued liabilities	123	84

Total other current liabilities	$198	$84

Note 8 – Restructuring Expense

September 2001

In September 2001, as part of the Company’s efforts to streamline its operations commensurate with its revenue base, the Company identified additional opportunities to reduce its cost structure. Accordingly, the Company adopted an exit plan which resulted in a restructuring charge of $2,436 during the year ended December 31, 2001. The September 2001 plan included provisions for severance of approximately 145 management and operating staff ($1,034) as well as closure costs associated with a plan to consolidate or dispose of certain locations ($1,402). The September 2001 plan did not meet the requirements of the EITF 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges”, in order to accrue costs as of a commitment date. Therefore, the September 2001 plan costs that did not provide a future benefit were charged to operations when due and payable.

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

October 2004

In October of 2004, as part of the Company’s efforts to streamline its operations commensurate with its revenue base, the Company identified additional opportunities to reduce its cost structure and decided to close its software development operation in southern

California. Accordingly, the Company adopted an exit plan which resulted in a reduction of approximately 14 management and operating staff ($93) as well as closure costs associated with a plan to dispose of the southern California location ($24). The Company accounted for the plan in line with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”,

The following table provides a reconciliation of the beginning and ending liability balances for each of the years in the three-year period ended December 31, 2004.

	September 2001	August 2003	October 2004		Total
	Facilities Closure	Severance & Benefits	Severance	Facilities Closure
Balance, December 31, 2001	$1,290	$—	$—	$—	$1,290
Spending	(368)	—	—	—	(368)

Balance, December 31, 2002	922	—	—	—	922
Restructuring charge	—	2,531	—	—	2,531
Severance payment withheld and applied to note receivable from officer	—	(618)	—	—	(618)
Spending	(123)	(1,864)	—	—	(1,987)
Adjustments	(39)	—	—	—	(39)

Balance, December 31, 2003	760	49	—	—	809

Restructuring charge	—	—	93	24	117
Spending	(85)	(32)	(49)	—	(166)
Adjustments	(59)	(8)	—	—	(67)

Balance at December 31, 2004	$616	$9	$44	$24	$693

Note 9 – Income Taxes

All of the Company’s pre-tax losses are derived from operations in the United States. The income tax provision (benefit) from continuing operations consists of the following.

	For the Year Ended December 31,
	2004	2003	2002
Current:
Federal	$—	$—	$—
State	(28)	—	—

Total current	(28)	—	—

Deferred:
Federal	—	—	—
State	—	—	—

Total deferred	—	—	—

Total income tax benefit	$(28)	$—	$—

Significant components of deferred tax assets and liabilities of the Company were as follows.

	December 31, 2004	December 31, 2003
Deferred tax assets:
Allowance for doubtful accounts	$21	$23
Allowance for officer notes	—	296
Restructuring liabilities	250	282
Accrued vacation	86	106
Accrued liabilities	216	279
Net operating loss carry-forwards	14,953	13,363
Investments	2,565	2,640
Depreciation and amortization	521	639
Other	992	1,006
Valuation allowance	(19,604)	(18,634)

Net deferred taxes	$—	$—

The net change in the valuation allowance for the years ended December 31, 2004, 2003 and 2002 was an increase (decrease) of $970, $5,512 and $(530).

The Company has fully reserved for all net deferred tax assets, including net operating losses, due to management’s uncertainty of their realizability. The Company will continue to assess the adequacy of and need for the valuation allowance and to the extent it is determined that such allowance is no longer required; the tax benefit of the remaining net deferred tax assets will be recognized in the future.

At December 31, 2004, the Company had available federal and state net operating loss (NOL) carry-forwards of approximately $41,250, which expire in the 2019 through 2024 tax years. Under Section 382 of the Internal Revenue Code of 1986, as amended, the use of prior losses, including NOLs, is limited if a corporation undergoes an “ownership change.” The acquisition of OnSite Media, Inc., together with future issuances of equity interests by the Company or the exercise of outstanding warrants or options to purchase the Company’s common stock, may result in an ownership change that is large enough for this limitation to apply. If the limitation applies, the Company may be unable to use a material portion of its available NOL carry-forwards to reduce future taxable income.

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

The Company’s effective income tax rate for its continuing operations varied from the U.S. federal statutory tax rate as follows.

	For the Year Ended December 31,
	2004	2003	2002
U.S. federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(4.2)%	(3.1)%	(3.4)%
Non-deductible items	1.9%	—	—
Change in valuation allowance	48.8%	37.1%	37.4%
Other	(14.6)%	—	—

Effective tax rate	(2.1)%	0.0%	0.0%

During the year ended December 31, 2003, the Internal Revenue service commenced an audit of the tax returns and related tax refund claims for the Company’s two fiscal years ended March 31, 2001 and 2002. Management does not expect the examination to have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 10 – Discontinued Operations

Prior to December 31, 2004, the Company entered into a plan to divest its IT services segment. The following financial data reflects the total assets and total liabilities of the discontinued operations and summary of operating results for the years ended December 31, 2004, 2003 and 2002.

Assets and Liabilities of Discontinued Operations:

	December 31, 2004	December 31, 2003
Assets
Accounts receivable, net of allowance for doubtful accounts of $— and $62	$—	$1,246
Prepaid expenses and other	160	250

Total current assets of discontinued operations held for sale	160	1,496

Property and equipment, net of accumulated depreciation of $156 and $118	170	289
Other assets	—	40

Total non-current assets of discontinued operations held for sale	170	329

Total assets of discontinued operations held for sale	330	1,825

Liabilities
Accounts payable	36	616
Accrued compensation	262	984
Deferred revenue	600	711
Other current liabilities	—	576

Total current liabilities of discontinued operations	898	2,887

Net liabilities of discontinued operations held for sale	$568	$1,062

Summary of Operating Loss from Discontinued Operations:

	For the Year Ended December 31,
	2004	2003	2002
Revenues	$6,684	$9,936	$16,956
Cost of revenues	3,582	6,543	10,507

Gross profit	3,102	3,393	6,449
Research and development costs	—	619	1,887
Selling, general and administrative expenses	5,912	13,682	18,818
Impairment of long-lived assets	—	177	—
Restructuring charge	117	2,531	691

Operating loss	(2,927)	(13,616)	(14,947)
Total other income	—	106	515

Loss from discontinued operations before income tax benefit	(2,927)	(13,510)	(14,432)
Income tax benefit	—	2,509	7,493

Net loss from discontinued operations	$(2,927)	$(11,001)	$(6,939)

Note 11– Lease Commitments

The Company leases various office spaces and certain equipment under noncancellable lease agreements which expire at various dates. Future minimum rental payments under such leases at December 31, 2004 for the Company’s continuing operations are as follows.

Operating Leases
2005	$965
2006	790
2007	193

Total minimum lease payments	1,948
Less: Sublease payments	(280)

Net minimum lease payments	$1,668

Rental expense under these leases for the years ended December 31, 2004, 2003 and 2002, was $175, $ - and $ -, respectively. The net minimum lease payments at December 31, 2004 include lease obligations, net of projected sublease income, that were previously accrued in restructuring liabilities.

Note 12 – Employee Benefit Plans

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

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2001	5,080,454	$0.35
Granted	458,900	$0.42
Exercised	—	—
Cancelled	(1,183,429)	$0.87

Outstanding at December 31, 2002	4,355,925	$0.33
Granted	256,050	$0.27
Exercised	(322,501)	$0.19
Cancelled	(1,781,160)	$0.35

Outstanding at December 31, 2003	2,508,314	$0.32
Granted	1,859,166	$0.17
Exercised	—	—
Cancelled	(967,801)	$0.25

Outstanding at December 31, 2004	3,399,679	$0.26

The following table summarizes information concerning outstanding and exercisable options at December 31, 2004.

Range of Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$ 0.13-$0.25	3,234,874	8.06	$0.19	2,139,241	$0.20
$ 0.26-$4.94	163,305	6.52	$1.39	163,305	$1.39
$ 4.95-$17.81	1,500	3.46	$17.81	1,500	$17.81

$ 0.13-$17.81	3,399,679	7.98	$0.26	2,304,046	$0.29

Exercisable options at December 31, 2004, 2003 and 2002 were 2,304,046, 1,993,078 and 1,930,700, and weighted average exercise prices of these options were $0.29, $0.33, and $0.39, respectively.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the “ESPP”) allowed eligible employees to purchase shares of the Company’s Common Stock at a price equal to 85% of the lower of the closing market price on the first or last trading day of the ESPP’s quarter. A total of 950,000 shares of Common Stock have been reserved for issuance under the ESPP. During the years ended December 31, 2004, 2003, and 2002, employees purchased zero, zero, and 30,734 shares of Common Stock for aggregate proceeds to the Company of $ -, $ -, and $2, respectively.

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

Leveraged Stock Purchase Plan

In 1999, the stockholders approved the Cotelligent, Inc. 1999 Leveraged Stock Purchase Plan (the “LSPP”) which authorized the purchase of shares of Common Stock by eligible employees who are selected by the Compensation Committee of the Board of Directors (the “Committee”) to participate in the LSPP on terms and conditions determined by the Committee.

On March 29, 2005, the Company’s Board of Directors decided to unwind the sale of shares of the Company’s Common Stock that were issued pursuant to a Stock Purchase Agreement entered into in connection with the LSPP, and which shares of Common Stock remained outstanding in 2004, on the basis that the receipt by the Company of a promissory note as the sole consideration for the shares of Common Stock acquired did not constitute the consideration required by Section 152 of the Delaware General Corporation Law for the shares of Common Stock to be validly issued, fully paid and nonassessable shares of Common Stock of the Company. Accordingly, the Company gave retroactive accounting treatment for the return of all Common Stock issued under the LSPP and cancellation of associated notes receivable to December 31, 2001. The net effect of this adjustment on total stockholders’ equity, which included an adjustment to the par value of common stock ($17), additional paid-in-capital ($6,176) and notes receivable from stockholders ($6,193), was zero.

Historically, the Company had treated awards under the Company’s LSPP for accounting purposes as variable awards because the Company could not determine the ultimate purchase price of the shares at the issuance date. For variable awards, the Company estimated total compensation cost for each period from the issuance date to the final measurement date based on the quoted market price of the Company’s stock at the end of each period. No compensation expense has been reported during the periods presented for the LSPP awards. Consequently, these shares were equivalent to stock options for purposes of calculating earnings (loss) per share.

Note 13 – Stockholders’ Equity

Preferred Stock

The Company has authorized 500,000 shares of one class of $0.01 par value Preferred Stock. The Board of Directors has authority, without further vote or action by stockholders, to issue the shares, fix the number of shares and change the number of shares constituting any series, and to provide for or change the voting powers, designations, preferences and relative, participating, optional or other special rights, qualifications, limitations or restrictions thereof, including dividend rights (and whether dividends are cumulative), dividend rates, terms of redemption (including sinking fund provisions), a redemption price or prices, conversion rights and liquidation preferences of the shares constituting any class or series of the Preferred Stock. No Preferred Stock was outstanding at December 31, 2004 or 2003. The Company has no current plans to issue any shares of Preferred Stock.

Common Stock

The par value of Common Stock, balance at December 31, 2001, in the accompanying consolidated statements of stockholders’ equity was reduced by $17 to reflect retroactive accounting treatment for the return of all Common Stock issued under the LSPP and cancellation of associated notes receivable to December 31, 2001 (notes 12 and 19).

The Company has authorized 100,000,000 shares of one class of $0.01 par value Common Stock. The holders of Common Stock are entitled to one vote for each share on all matters voted upon by stockholders, including the election of the directors. At December 31, 2004 and 2003, there were 24,984,792 and 14,076,613 shares of Common Stock issued, respectively, after giving retroactive treatment for the return of 750,000 shares of Common Stock issued under the LSPP (notes 12 and 19). The Company repurchased 644,600 shares of its Common Stock during the year ended December 31, 2001; accordingly, at December 31, 2004 and 2003, there were 25,629,392 and 14,721,213 shares of common stock outstanding, respectively.

Warrants

During 2004, the Company issued warrants in connection with an acquisition. The following summarizes information concerning outstanding warrants at December 31, 2004.

Range of Exercise Price	Number of Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$ 0.25	5,339,803	1.17	$0.25	5,339,803	$0.25

Additional Paid-In-Capital

The additional paid-in-capital, balance at December 31, 2001, in the accompanying consolidated statements of stockholders’ equity was reduced by $6,176 to reflect retroactive accounting treatment for the return of all Common Stock issued under the LSPP and cancellation of associated notes receivable to December 31, 2001 (notes 12 and 19).

Notes Receivable From Stockholders

Beginning in 1999, the Company reported notes receivable from stockholders that resulted from the sale of shares of Common Stock under the LSPP. The balance of these notes receivable, at December 31, 2001, was reduced by $6,176 to zero to reflect retroactive accounting treatment for the return of all Common Stock issued under the LSPP and cancellation of associated notes receivable (notes 12 and 19).

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

Note 14 – Earnings Per Share

There were no reconciling items between the numerator and denominator used to compute basic and diluted loss per share for the periods presented in the consolidated statements of operations. Potentially dilutive stock options, after applying the treasury stock method, to purchase 40,085, 689,026, and 2,038,631 shares of common stock were outstanding for the years ended December 31, 2004, 2003 and 2002, respectively, but were not included in EPS for those relevant periods because the Company reported a loss from continuing operations resulting in an antidilutive effect.

Note 15 – Commitments and Contingencies

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

Note 16 – Segment Information

Prior to March 2, 2004, Cotelligent was organized into one reportable segment, IT services. Effective with the acquisition of OnSite Media, Inc. on March 2, 2004, the Company became organized into the following two reportable segments, to align internal management with current service offerings:

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

Prior to December 31, 2004, the Company committed to a plan to discontinue its IT services segment. Accordingly, these accompanying consolidated financial statements have been prepared on a discontinued operations basis effectively reporting the Narrowcasting segment as continuing operations (see accompanying consolidated statements of operations), and the IT services segment as discontinued operations (see Note 10).

Note 17 – Quarterly Financial Data (Unaudited)

The following is quarterly data for the periods presented on the consolidated statement of operations.

	For the Year Ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$77	$233	$255	$297
Gross profit	48	124	140	186
Loss from continuing operations	(153)	(314)	(496)	(315)
Loss from discontinued operations	(1,387)	(587)	(543)	(410)
Net loss	(1,540)	(901)	(1,039)	(725)
Earnings per share:
Basic and diluted –
Loss from continuing operations	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Loss from discontinued operations	(0.08)	(0.03)	(0.02)	(0.02)

Net loss	$(0.09)	$(0.04)	$(0.04)	$(0.03)

Weighted average shares:
Basic and diluted	16,952,763	24,111,621	24,111,621	24,192,133

	For the Year Ended December 31, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Income (loss) from continuing operations	(993)	(475)	40	79
Income (loss) from discontinued operations	(2,661)	(3,729)	(4,614)	3
Net income (loss)	(3,654)	(4,204)	(4,574)	82
Earnings per share:
Basic –
Income (loss) from continuing operations	$(0.08)	$(0.04)	$—	$0.01
Income (loss) from discontinued operations	(0.20)	(0.28)	(0.34)	—

Net income (loss)	$(0.28)	$(0.32)	$(0.34)	$0.01

Diluted –
Income (loss) from continuing operations	$(0.08)	$(0.04)	$—	$0.01
Income (loss) from discontinued operations	(0.20)	(0.28)	(0.33)	—

Net income (loss)	$(0.28)	$(0.32)	$(0.33)	$0.01

Weighted average shares:
Basic	13,109,512	13,318,602	13,432,013	13,432,013

Diluted	13,109,512	13,318,602	14,047,577	13,667,095

Note 18 – Related Party Transactions

Notes Receivable from Officers and Stockholder

The Company had notes receivable due from certain Officers of the Company. At December 31, 2001, the notes included $683 due from the Chief Executive Officer to cover margin calls, $516 due from a former Chief Operating Officer for relocation assistance ($83) and to cover margin calls ($433), and $504 due from another former Chief Operating Officer to cover margin calls. The notes are unsecured except for the $504 in notes due from one former Officer of the Company, which are secured by the principal residence of that individual. The notes, although due on demand, were issued with original due dates in 2000 and 2001. The notes due from the Chief Executive Officer and the $516 of notes due from the former Chief Operating Officer were extended by a vote of the Compensation Committee of the Board of Directors on October 29, 2001, for three years to October 29, 2004. There were also acceleration payment terms on the unsecured notes should the Company’s stock reach certain sustained target values.

In 2000, the Company provided a valuation allowance against all the notes receivable related to the margin calls because the Company’s market price for its Common Stock has remained beneath levels that would result in repayment for an extended period of time. In addition, a valuation allowance was provided against a relocation loan upon extension of the due date of the loan.

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

During the year ended December 31, 2004, the Compensation Committee provided the Chief Executive Officer a bonus upon the completion of the acquisition of OnSite Media, Inc. The $640 bonus was classified as part of selling, general and administrative expenses. The amount of the bonus remaining after tax was withheld by the Company was used to repay $364 of the notes receivable and accrued interest outstanding from the Chief Executive Officer. The Company recognized $71 of the repayment as interest income. Accordingly, the Company reduced the valuation allowance against these notes receivable by $293 upon repayment. This reduction in the valuation allowance was classified as selling, general and administrative expenses.

In addition, during 2004, the Company’s Board of Directors approved a $404 reduction in the balance of notes receivable due form a former officer of the Company. Upon the reduction in the notes value, the former officer paid the remaining balance of the notes, $100. Accordingly, the Company reduced the valuation allowance against these notes receivable by $100 upon repayment. This reduction in the valuation allowance was classified as selling, general and administrative expenses.

Investment in Alliance Partner

During the past three fiscal periods, the Company engaged White Horse Interactive, to provide design services in connection with the Company’s website and paid White Horse Interactive $ -, $66, and $96 in 2004, 2003, 2002, respectively.

Note 19 – Subsequent Events

Issuance of Common Stock –

On February 1, 2005 and April 11, 2005, the Company entered into a Stock and Warrant Purchase Agreement with certain accredited investors pursuant to which the Company sold an aggregate of 2,550,000 of Common Stock at an offering price of $0.10 per share and warrants to purchase up to an additional 2,550,000 shares of Common Stock. Each warrant is exercisable for the purchase of one share of the Company’s Common Stock at an exercise price of $0.30 per share. The warrants are immediately exercisable and expire three years from their date of issuance. The Company has the right to redeem all or any portion of the warrants at any time at a price of $0.05 per share.

The Company further agreed to file a registration statement with the Securities and Exchange Commission as promptly and reasonably practicable after one year of executing the above named agreement in order to permit the resale of the Common Stock and warrants issued in connection with the agreement.

Return of Common Stock/Cancellation of Note Receivable Issued in Connection with LSPP

On March 29, 2005, the Company’s Board of Directors decided to unwind the sale of shares of the Company’s Common Stock issued pursuant to a Stock Purchase Agreement in connection with the LSPP. Previously, the Company’s Board of Directors had received an opinion of special Delaware counsel which expressed an opinion that the receipt by the Company of the promissory note from Chief Executive Officer, James Lavelle as the sole consideration for the shares of Common Stock acquired did not constitute the consideration required by Section 152 of the Delaware General Corporation Law then in effect for the shares of Common Stock to be validly issued, fully paid and nonassessable shares of Common Stock of the Company. As a result, the promissory note from James Lavelle, in the face amount of $2,671, together with all interest accrued thereunder, has been cancelled and the 750,000 shares of Common Stock purchased under the Stock Purchase Agreement were returned by James Lavelle to the Company. Upon return of the shares to the Company, the shares were cancelled.

The Company’s beginning par value of Common Stock and additional paid-in-capital in the accompanying consolidated statements of stockholders’ equity was adjusted to reflect retroactive accounting treatment for the return of all Common Stock issued under the LSPP and cancellation of associated notes receivable to December 31, 2001, as described in Note 13.

Sale of IT Services Business

On April 1, 2005, the Company and certain of its subsidiaries entered into an Asset Purchase Agreement with FastTrack, LLC, an affiliate of Beverly Hills, California private equity firm Skyview Capital, LLC, for the sale of its IT services business located at Broomall, Pennsylvania. Aggregate consideration for the business includes: cash at closing of $2,800 million and an earn-out of up to $950 if certain future revenue targets are attained over the three years following completion of the sale. The purchaser will be entitled to a post-closing and a refund of up to $700 in the event certain specified business conditions are not satisfied. The transaction is subject to stockholder approval and is expected to close by the end of the second quarter of 2005.

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

Item 9B. Other Information

None.

PART III

Item 10 – Directors and Executive Officers of the Registrant

The information called for by Item 10 with respect to identification of directors and executive officers of the Company is incorporated herein by reference to the material under the captions “Election of Directors” and “Other Executive Officers of the Company” in the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the Company’s fiscal year (the “Proxy Statement”).

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

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

3.	The following is a list of all Exhibits filed as part of this report. Exhibit 11.1 is omitted because the information is included in Note 16 to Consolidated Financial Statements, page 41.

EXHIBIT NO.	DESCRIPTION
3.1	Certificate of Incorporation of Cotelligent, Inc. (Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (File No. 33-80267), effective February 9, 1996, is hereby incorporated by reference)

3.2	Certificate of Amendment of Certificate of Incorporation of Cotelligent, Inc. (Exhibit 3.3 of the Company’s Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on June 29, 1999, is hereby incorporated by reference)

3.3	Amended and Restated By-Laws of Cotelligent, Inc. (Exhibit 3 of the Company’s Current Report on Form 8-K (File No. 0-27412), filed with the SEC on May 9, 2002, is hereby incorporated by reference)

4.1	Form of certificate evidencing ownership of Common Stock of Cotelligent, Inc. (Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 33-80267), effective February 9, 1996, is hereby incorporated by reference)

4.2	Rights Agreement dated as of September 24, 1997, between Cotelligent, Inc. and BankBoston, N.A. (Exhibit 4.2 of the Company’s Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on April 14, 2004, is hereby incorporated by reference)

4.3	Amendment No. 1 to Rights Agreement, dated June 13, 2002, amending Rights Agreement, dated as of September 24, 1997, between Cotelligent, Inc. and BankBoston, N.A. (Exhibit 4 of the Company’s Current Report on Form 8-K (File No. 0-27412), filed with the SEC on June 13, 2002, is hereby incorporated by reference)

10.1	Amended and Restated Employment Agreement, dated as of January 5, 2000, between Cotelligent, Inc. and James R. Lavelle (Exhibit 10.1 of the Company’s Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on July 14, 2000, is hereby incorporated by reference)*

10.2	Employment Agreement, dated as of December 19, 2000, between Cotelligent, Inc. and Curtis J. Parker (Exhibit 10.3 of the Company’s Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on March 29, 2002, is hereby incorporated by reference)*

10.3	Long-Range Bonus Incentive Plan, effective as of November 18, 1999, among Cotelligent, Inc., James R. Lavelle and Daniel E. Jackson (Exhibit 10.6 of the Company’s Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on July 14, 2000, is hereby incorporated by reference)*

10.4	Cotelligent 1995 Long-Term Incentive Plan (Exhibit 10.9 of the Company’s Registration Statement on Form S-1/A (File No. 33-80267), filed with the SEC on January 24, 1996, is hereby incorporated by reference)*

10.5	Cotelligent 1998 Long-Term Incentive Plan (Exhibit 10.13 of the Company’s Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on June 29, 1999, is hereby incorporated by reference)*

10.6	Cotelligent, Inc. 1999 Leveraged Stock Purchase Plan (Exhibit 2 of the Company’s Schedule 13D (File No. 5-47567), filed with the SEC on January 31, 2000, is hereby incorporated by reference)*

10.7	Cotelligent 2000 Long-Term Incentive Plan (Exhibit 10.19 of the Company’s Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on April 2, 2001 is hereby incorporated by reference)*

10.8	Series C Convertible Redeemable Preferred Stock Purchase Agreement, dated as of August 19, 2002, by and between The Bluebook International Holding Company, Mark A. Josipovich, Daniel E. Josipovich, Daniel T. Josipovich, Dorothy E. Josipovich and Cotelligent, Inc. (Exhibit A of the Company’s Schedule 13D (File No. 005-61801), filed with the SEC on January 17, 2003, is hereby incorporated by reference)

10.9	Agreement of Compromise and Settlement, dated as of August 29, 2003, among Cotelligent, Inc., on the one hand, and Skiritai Capital LLC, Russell Silvestri, James Glockner and Lyron Bentovim, on the other hand (Exhibit 99.2 of the Company’s Current Report on Form 8-K (File No. 0-27412), filed with the SEC on September 4, 2003, is hereby incorporated by reference)

10.10	Termination of Employment Agreement, dated as of November 25, 2003, by and between Cotelligent, Inc. and Daniel E. Jackson (Exhibit 10.10 of the Company’s Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on April 14, 2004, is hereby incorporated by reference)

10.11	Agreement and Plan of Merger, dated November 24, 2003, by and among Recency Media USA, Inc., Cotelligent, Inc., OnSite Media, Inc., and Certain Stockholders of OnSite (Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 0-27412), filed with the SEC on December 3, 2003, is hereby incorporated by reference)

10.12	Business Development Agreement, dated as of November 24, 2003, by and between Recency Media USA, Inc. and OnSite Media, Inc. (Exhibit 2.8 of the Company’s Registration Statement on Form S-4 (File No. 333-111550), filed with the SEC on December 24, 2003, is hereby incorporated by reference)

10.13	Special Bonus Letter Agreement, dated December 31, 2003, by and between Cotelligent, Inc. and James R. Lavelle* (Exhibit No. 10.13 of the Company’s Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on April 14, 2004, is hereby incorporated by reference)

10.14	Contract of Sale Security Agreement, dated as of October 8, 2004, between Cotelligent, Inc. and its subsidiaries, and CAPCO Financial Company, a division of Greater Bay Bank N.A., as amended (Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 0-27412), filed with the SEC on October 14, 2004, is hereby incorporated by reference)

21.1	Subsidiaries of the registrant **

23.1	Independent Registered Public Accounting Firms’ Consent **

24.1	Power of attorney as reflected on signatures page included herewith **

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act**

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act**

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

(b)	Reports on Form 8-K

Current Report on Form 8-K filed with the SEC on October 14, 2004

Current Report on Form 8-K filed with the SEC on November 10, 2004

Current Report on Form 8-K filed with the SEC on November 16, 2004

*	Management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California on the 15th day of April, 2005.

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

Signature	Capacity	Date
/s/ James R. Lavelle	Chairman of the Board of Directors, Director and Chief Executive Officer (Principal Executive Officer)	April 15, 2005
James R. Lavelle

/s/ Curtis J. Parker	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2005
Curtis J. Parker

/s/ Harlan P. Kleiman	Director	April 15, 2005
Harlan P. Kleiman

/s/ Debra J. Richardson	Director	April 15, 2005
Debra J. Richardson

/s/ Tony C. Vickers	Director	April 15, 2005
Tony C. Vickers