Form 10-K/A
period 2004-12-31
COTELLIGENT INC
filed 2005-04-29
CIK 1004963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

The number of shares of the registrant Common Stock outstanding as of April 13, 200 was 27,020,962.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Items 10, 11 12, 13 and 14 of the Form 10-K filed by the Company on April 15, 2005 are hereby amended as follows.

Item 10 – Directors and Executive Officers of the Registrant

The number of directors on the Board of Directors is currently fixed at five. Pursuant to the Company’s Certificate of Incorporation and By-laws, the Board of Directors is divided into three classes, Class I, Class II and Class III, serving staggered three-year terms. One class of directors is elected at each annual meeting of stockholders to serve for the following three years. Currently there are two Class I directors whose term expires in 2005, two Class II directors whose term expires in 2006, and one Class III director whose term expires in 2007.

Class I Directors

Debra J. Richardson is 50 years old, and joined the Company as a director in August 2001. Dr. Richardson is Dean of the School of Information and Computer Science and Professor of Informatics at the University of California, Irvine; she holds the Ted and Janice Smith Family Foundation Dean’s Endowed Chair. Dr. Richardson joined the faculty at UC Irvine in 1987, and was appointed department chair in 2000. Her research interests include formal software quality analysis and testing methods; she has developed leading edge software tools and worked with several companies in adopting technology to improve the quality of critical software systems. Dr. Richardson also serves as director of the Ada Byron Research Center on Diversity in Computing and Information Technology, director of the MICRO (Microelectronics Innovation and Computer Research Opportunities) program (one of the University of California’s Industry-Cooperative Research Programs) and is a founding member of the UC Institute for Software Research. Dr. Richardson serves on the Boards of the Orange County chapters of Girls Inc. and Achievement Rewards for College Scientists (ARCS), on strategic advisory boards of several academic institutions, and on the executive advisory board of the Association of Women in Technology. Richardson earned a Doctor of Philosophy and a Master of Science in computer and information science from the University of Massachusetts, Amherst, and received a Bachelor of Arts degree in mathematics from Revelle College of the University of California, San Diego.

Tony C. Vickers is 55 years old and is a director of the Company. He joined the Company in that capacity in January 2004. Mr. Vickers is also Principal of IT Services Development (ITSD), a results oriented management consulting firm that he established in 1998 that specializes in helping its clients to maximize profitable growth with the effective execution of projects ranging from strategic planning to mergers and acquisitions, and customer satisfaction surveys. Previously, Mr. Vickers was CEO, President and a Director of Computer People, a $400 million international IT professional services organization he founded in 1972, and took public in 1987. In addition, Mr. Vickers was Chairman of the IT Services Division of the Information Technology Association of America (ITAA) – the leading association for all aspects of the IT industry including software, services, system integration and Internet companies. Further, Mr. Vickers is a Director of Allin Corporation; a member of the Board of Advisors of Bluecrane, Inc., and Make Corp.; a member of the National Association of Corporate Directors; and a member of the University of Southern California’s Integrated Media Systems Center’s (IMSC) Board of Councilors. IMSC, which is sponsored by the National Science Foundation, is engaged in research, education programs and industry collaboration in multimedia and Internet technologies.

Class II Director

James R. Lavelle is 54 years old and is the founder, Chairman of the Board and Chief Executive Officer of the Company. Mr. Lavelle has served as Chief Executive Officer since he founded the Company in 1993. From inception of the Company until August 1995, Mr. Lavelle was also Chairman of the Board of the Company, a position that he reassumed in April 1996. From 1985 to 1993, he was a business consultant specializing in strategic marketing and organization development. From 1983 to 1985, Mr. Lavelle was Senior Manager and Director of Management Consulting Services for the San Francisco office of KMG Main Hurdman, an international accounting firm. Prior to that, he was Manager of Management Consulting Services in the San Francisco office of Price Waterhouse LLP, an international accounting firm. Mr. Lavelle has a bachelor’s degree from University of California at Santa Barbara and a Master of Business Administration degree from Santa Clara University.

Harlan P. Kleiman is 64 years old and is a director of the Company. He joined the Company in that capacity in May 2004. From January 2004 to June 2004, Mr. Kleiman was a member of the Board of Directors and a Senior Managing Director of C.E. Unterberg, Towbin, an investment bank. Mr. Kleiman is the founder and Chief Executive Officer of Shoreline Pacific LLC, an investment firm he founded in 1992. For the 20 years prior to forming Shoreline Pacific LLC, Mr. Kleiman designed and implemented business and financing strategies for new communication technologies, principally pay television and home video. He founded The Kleiman Company in 1979, one of the leading packagers of pay-television programming in the United States. Earlier, Mr. Kleiman was Vice President, Programming for Home Box Office, where he developed and negotiated the initial feature film package with the major U.S. film studios; Senior Vice President, Cable Division of Warner Communications, Inc.; and, Chairman/Chief Executive Officer, Filmstar, Inc., arranging financing for film and television projects with foreign corporations, overseas funds, and commercial and merchant banks. Mr. Kleiman holds a Master’s Degree in Industrial Administration from Yale University. He was co-founder and Executive Director of New Haven’s Long Wharf Theater. He was on the faculty of the School of the Arts at New York University; has guest lectured at Harvard University, the University of Virginia, Yale University, and the University of Chicago; and served as a special consultant to the Ford Foundation and the National Endowment for the Arts. Mr. Kleiman is a member of the Board of Trustees of National Public Radio and recently ended a five year term on the Board of Directors of KQED, Inc.

Class III Director

Paul D. Frankel is 58 years old and is a director of the Company. He joined the Company in that capacity in April 2005. Since June 2000, Mr. Frankel has been a partner and managing director of Van Der Moolen Specialists USA, a specialist firm on the New York Stock Exchange. From 1989 until June 2000, Mr. Frankel was a partner in Fagenson, Frankel and Streicher LLC, a specialist firm on the New York Stock Exchange. Mr. Frankel was a Senior Vice President and Treasurer of Jerome, Frankel & Company from 1979 until it became Fagenson, Frankel and Streicher LLC in 1989. Prior to 1979, Mr. Frankel was a partner and director of the John Webber Gallery in New York City and was owner of Paul David Press, an art publishing house. Mr. Frankel currently serves on the Board of Directors of the Jacobs Burns Film Center, an independent film and literacy educational center located in Westchester Country of New York State and the Board of Directors of Variety the Children’s Charity.

Other Executive Officer

Curtis J. Parker is 50 years old and is Executive Vice President, Chief Financial Officer, Treasurer and Secretary of the Company. From November 1996 until December 2000, Mr. Parker served as Vice President and Chief Accounting Officer. From January 1996 until March 1996, he served as a consultant to the Company and was appointed Corporate Controller in March 1996. From 1988 through 1995, Mr. Parker was employed by Burns Philp Food Inc., a manufacturer of food products, where he rose to the position of Vice President – Finance for the Industrial Products Division. Mr. Parker has a Bachelor of Commerce degree from the University of British Columbia and is a Certified Public Accountant licensed in Washington State.

Audit Committee Financial Expert

The Board has determined that Paul Frankel, Harlan Kleiman and Tony Vickers meet the definition of Audit Committee Financial Expert, as specified by the rules of the United States Securities and Exchange Commission and both are independent in accordance with listing standards established by the New York Stock Exchange.

Code of Business Conduct and Ethics

The Board has adopted a code of business conduct and ethics that applies not only to the Company’s CEO and CFO, as required by the SEC, but also to its directors and employees. The current version of such code of business conduct and ethics can be found on the Company’s Internet website at www.cotelligent.com and is available in print free of charge to the Company’s stockholders upon request.

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

Based solely on its review of the copies of such forms received by the Company with respect to the fiscal year ended December 31, 2004, Debra J. Richardson, Tony C. Vickers and Harlan P. Kleiman each filed a late Form 5 reporting two transactions, one relating to the issuance of shares common stock for attendance at the 2004 annual meeting and one relating to the issuance of shares of common stock for director’s fees. James R. Lavelle filed a late Form 5 reporting relating to the grant of stock options. Curtis J. Parker filed a late Form 5 reporting two transactions both of which related to the grant of stock options. Anthony M. Frank, a former director of the Company, who retired in August 2004, has not yet filed a Form 5 reporting the termination of his reporting responsibilities under Section 16(a). Except for these late filings, to the best of the Company’s knowledge, all other Section 16(a) filing requirements have been satisfied.

Item 11 – Executive Compensation

The following table sets forth certain information regarding the compensation earned by or awarded to the Chief Executive Officer and remaining executive officers of the Company for the fiscal years ended December 31, 2004, 2003 and 2002.

Summary Compensation Table

	Annual Compensation					Long Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary($) (1)	Bonus($)	Other($)		Options/ SARs(#)
James R. Lavelle	2004	323,999	639,597	76,660	(2)	400,000
Chairman and Chief Executive Officer				18,000	(3)
	2003	440,441	598,519	1,997	(4)	0
				136,590	(2)
				18,000	(3)
	2002	335,207	0	1,700	(4)	0
				18,000	(4)

Curtis J. Parker	2004	193,232	0	29,031	(5)	550,000
Executive Vice President, Chief Financial Officer,	2003	154,045	0	1,123	(4)	0
Treasurer and Secretary				18,773	(5)
	2002	142,489	0	1,425	(4)	0

(1)	Base salary earned.
(2)	Represents $43,000 and $91,260 for duplicate housing expenses and $33,660 and $45,330 for a gross-up of payroll taxes for 2004 and 2003, respectively (incurred in connection with the inclusion of the duplicate living expenses in W-2 wages) paid for by the Company for such employee’s southern California residence. These expenses were incurred in connection with a cost cutting measure after the Company closed its northern California corporate office and required the employee to commute and live during the business week near the southern California office.
(3)	Represents auto allowance.

(4)	Represents matching contributions by the Company under the Company’s 401(k) Plan.
(5)	Represents $15,750 and $11,600 for duplicate housing expenses and $13,282 and $7,173 for a gross-up of payroll taxes for 2004 and 2003, respectively (incurred in connection with the inclusion of the duplicate living expenses in W-2 wages) paid for by the Company for such employee’s southern California residence. These expenses were incurred in connection with a cost cutting measure after the Company closed its northern California corporate office and required the employee to commute and live during the business week near the southern California office.

Stock Option Grants Table

The following table sets forth, as to the executive officers named in the Summary Compensation Table, information related to the grant of stock options pursuant to the Company’s 1998 Long-Term Incentive Plan during the fiscal year ended December 31, 2004.

Options Granted In The Fiscal Year Ended December 31, 2004

	Individual Grants
Name	Number of Securities Underlying Options Granted	Percentage of Total Options Granted to Employees in the fiscal year ended December 31, 2004	Exercise or Base Price Per Share ($/Share)	Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation For Option Term ($)
				5%	10%
James R. Lavelle	400,000	22%	$0.15	37,734	95,625
Curtis J. Parker	150,000	8%	$0.25	23,584	59,765
Curtis J. Parker	400,000	22%	$0.15	37,734	95,625

Stock Option Exercises and Year End Values Table

The following table shows, as to the executive officers named in the Summary Compensation Table, information with respect to the unexercised options to purchase Common Stock granted under the 1995 and 1998 Long-Term Incentive Plans and held as of December 31, 2004.

Value of Options at December 31, 2004

	Number of Shares Acquired On Exercise	Value Realized ($)	Number of Securities Underlying Unexercised Options Held at December 31, 2004		Value of Unexercised In-the-Money Options at December 31, 2004 ($) (1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
James R. Lavelle	0	0	600,000	200,000	0	0
Curtis J. Parker	0	0	500,000	350,000	0	0

(1)	Options are “in-the-money” if the closing market price of the Company’s Common Stock exceeds the exercise price of the options. The value of the unexercised options represents the difference between the exercise price of such options and the closing market price ($0.11) of the Company’s Common Stock on the OTC Bulletin Board on December 31, 2004.

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

Mr. Lavelle’s employment agreement calls for a minimum base salary of $450,000. Mr. Lavelle’s annual base salary paid for the fiscal year ended December 31, 2004 was $323,999. For the fiscal year ended December 31, 2004, he was eligible for, and did receive, a $639,597 bonus based upon closing the acquisition of OnSite Media, Inc. on March 2, 2004. Pursuant to the Long-Range Bonus Incentive Plan, Mr. Lavelle is eligible for bonuses up through the 2006 fiscal year based upon the operating results of the Company. In November 2004, Mr. Lavelle voluntarily reduced his base compensation to $273,996.

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

Mr. Parker’s employment agreement provides for a base salary of up to $200,000 per year. Mr. Parker’s annual base salary paid for the fiscal year ended December 31, 2004 was $193,232. For the fiscal year ended December 31, 2004, he was eligible for, but did not receive, a discretionary bonus of up to fifty percent (50%) of the amount of his base salary provided by the Compensation Committee. In November 2004, Mr. Parker voluntarily reduced his base compensation to $140,000 per year.

Equity Compensation

The following table sets forth, as of December 31, 2004, outstanding awards and shares remaining available for future issuance under the Company’s compensation plans under which equity securities are authorized for issuance (excluding 401(k) plans and similar tax-qualified plans).

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,128,313	$0.37	5,735,460	(1)
Equity compensation plans not approved by security holders (2)…	2,271,366	$0.28	not determinable

Total	3,399,679	$0.26	not determinable

(1)	Includes 3,735,460 shares of Common Stock remaining available for future issuance under the Company’s 1998 Long-Term Incentive Plan (“1998 Plan”). Under the 1998 Plan, an aggregate of 18% of the then outstanding shares of Common Stock are available for awards under such plan. Unless otherwise provided by the Compensation Committee in an award agreement, all outstanding awards under the 1998 Plan will generally become exercisable or vested upon a “change in control” of the Company. The acquisition by the Company of OnSite Media, Inc. on March 2, 2004 constituted a “change in control” of the Company under the 1998 Plan. As a result, all outstanding awards under the 1998 Plan became fully exercisable and vested as of March 2, 2004. The number of securities remaining available for future issuance also includes 2,000,000 shares of Common Stock remaining available for future issuance under the Company’s 1999 Leveraged Stock Purchase Plan.
(2)	The 2000 Long-Term Incentive Plan (the “2000 Plan”) was adopted by the Company’s Board of Directors on August 11, 2000, but was not approved by stockholders. Awards under the 2000 Plan may be granted by the Compensation Committee of the Board of Directors (or such other committee designated by the Board of Directors to administer the 2000 Plan) and may include: (i) non-qualified options to purchase shares of Common Stock; (ii) stock appreciation rights (“SARs”), whether in conjunction with the grant of stock options or independent of such grant, or stock appreciation rights that are only exercisable in the event of a change in control of the Company or upon other events; (iii) restricted stock, consisting of shares that are subject to forfeiture based on the failure to satisfy employment-related restrictions; (iv) deferred stock, representing the right to receive shares of stock in the future; (v) bonus stock and awards in lieu of cash compensation; (vi) dividend equivalents, consisting of a right to receive cash, other awards, or other property equal in value to dividends paid with respect to a specified number of shares of Common Stock, or other periodic payments; or (vii) other awards not otherwise provided for, the value of which are based in whole or in part upon the value of the Common Stock. Unless otherwise determined by the Compensation Committee, all outstanding awards under the 2000 Plan will generally become fully exercisable or vested upon a “change in control” of the Company. The acquisition by the Company of OnSite Media Inc. on March 2, 2004 constituted a “change in control” of the Company under the 2000 Plan. As a result, all outstanding awards under the 2000 Plan became fully exercisable and vested as of March 2, 2004. The Compensation Committee has the discretion to establish all of the terms and conditions of awards under the 2000 Plan and to interpret the terms of the 2000 Plan. There is no limit on the maximum number of shares of Common Stock that may be awarded under the 2000 Plan. The 2000 Plan may be amended, altered, suspended, discontinued, or terminated by the Board of Directors at any time.

Performance Graph

The following chart compares the yearly percentage change in the cumulative total stockholder return on the Company’s Common Stock from March 31, 2000 through December 31, 2004, with the cumulative total return on the Russell 2000 Index and the NASDAQ Composite Index. The comparison assumes $100, as of February 14, 1996, the date of the Company’s initial public offering (the “Offering”) was invested in the Company’s Common Stock and in each of the foregoing indices and assumes reinvestment of dividends, as applicable. Cotelligent’s Offering price of $9.00 was used as the beginning price of the Common Stock. Dates on the following chart represent the last day of the indicated fiscal year. Cotelligent has paid no dividends during the periods shown.

Comparison of Five Year Cumulative Total Return

Company/Index	March 31, 2000	December 31, 2000	December 31, 2001	December 31, 2002	December 31, 2003	December 31, 2004
Cotelligent, Inc.	$64.59	$10.42	$2.89	$4.11	$2.44	$1.22
Russell 2000 Index	$167.63	$150.36	$151.90	$119.12	$173.17	$202.61
NASDAQ Composite Index	$419.26	$226.51	$178.82	$122.45	$183.68	$199.45

Director Compensation

Each director who is not an employee of the Company receives an annual retainer fee of $20,000. Directors serving on a committee receive an annual fee of $2,000 per committee membership, while directors serving on a committee as chairperson receive an annual fee of $2,500 per committee chaired. In 2004, the non-employee directors were issued shares of Common Stock in lieu of cash for director’s fees.

Prior to 2004, each non-employee director received an automatic annual option grant under the 1998 Long-Term Incentive Plan to acquire 5,000 shares of Common Stock on the date of each of the Company’s annual meetings held after September 9, 1998. All of such options have an exercise price equal to the fair market value of the Common Stock on the date of grant, and are exercisable immediately except as limited by the rules and regulations of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and expire ten years from the date of grant. Beginning in 2004, directors received Common Stock rather than a stock option grant related to the annual meeting.

Directors are also reimbursed for out-of-pocket expenses incurred for attending meetings of the Board of Directors or committees thereof, and for other expenses incurred in their capacity as directors.

Compensation Committee Report on Executive Compensation

The following report of the Compensation Committee of the Board of Directors of Cotelligent shall not be deemed filed under either the Securities Act or the Exchange Act except to the extent that Cotelligent specifically incorporates this information by reference. The Company’s Compensation Committee is comprised of the independent members of the Company’s Board of Directors.

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

The Compensation Committee believes that Cotelligent’s executive compensation program should consist primarily of base salaries, performance bonuses and equity-based awards. The Compensation Committee has structured these compensation elements to motivate and reward executive management for performance that builds long-term stockholder value. In particular, base salaries and discretionary bonuses have been designed to give Cotelligent’s executives the potential to earn in excess of competitive industry compensation if certain subjective and objective operating and performance goals for Cotelligent are achieved. Moreover, the Compensation Committee will continue granting Cotelligent’s executives and other key employees stock options and/or other equity-based awards at current market value. Such options have no monetary value to the executives unless and until the market price of Cotelligent’s Common Stock increases. In this manner, Cotelligent’s executives will be compensated as stockholder value increases. The Compensation Committee anticipates that discretionary bonus payments and option grants made during the fiscal year ended December 31, 2004 and thereafter were and will be based on multiple subjective and objective measurements and criteria linked to building long-term stockholder value.

The cash compensation paid to Cotelligent’s executive officers during the fiscal year ended December 31, 2004 was in accordance with arms-length negotiations between Cotelligent and such executive officers.

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

Mr. Lavelle was eligible for, and did receive, a $639,597 bonus during the fiscal year ended December 31, 2004 upon closing the acquisition of OnSite Media, Inc, on March 2, 2004. In November 2004, Mr. Lavelle voluntarily reduced his base compensation by $60,000 per year to $274,000 and received a grant of 400,000 stock options for the willingness to reduce compensation.

This report is submitted by the following independent members of the Company’s Board of Directors.

Harlan P. Kleinman

Debra J. Richardson

Tony C. Vickers

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

Item 12 – Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of April 28, 2005 information regarding the beneficial ownership of the Common Stock of the Company by (i) each person known to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each of the Company’s directors, (iii) each named executive officer and each officer named in the Summary Compensation Table and (iv) all executive officers and directors as a group. Unless otherwise indicated, all persons listed have an address c/o the Company’s principal executive offices and have sole voting and investment power with respect to their shares unless otherwise indicated.

	Shares Beneficially Owned
Name	Number	Percent
James R. Lavelle (1)	2,755,307	9.8%
Kenneth L. Maul (2)	2,475,858	8.8%
Loren W. Willman (3)	1,514,581	5.2%
Curtis J. Parker (4)	505,992	1.8%
Debra J. Richardson (5)	139,725	*
Harlan P. Kleiman (6)	122,308	*
Tony C. Vickers (7)	122,308	*
Paul D. Frankel (8)	5,000	*
All executive officers and directors as a group (6 persons) (9)	3,650,640	12.7%

*	Less than 1%
(1)	Includes 600,000 shares issuable upon exercise of options and 1,000,000 shares issuable upon exercise of warrants exercisable within 60 days of April 28, 2005.
(2)	Includes (i) 1,213,424 shares owned directly by Mr. Maul, (ii) 235,000 shares owned in Mr. Maul’s individual retirement account, (iii) 297,148 shares owned by the Las Vegas Venture Fund in which Mr. Maul is the managing partner, (iv) 210,000 shares owned by M&S Investments in which Mr. Maul is a managing partner, (v) 31,074 shares issuable upon exercise of warrants help by the Las Vegas Venture Fund exercisable within 60 days of April 28, 2005 and (vi) 489,212 shares issuable upon exercise of warrants held by Mr. Maul exercisable within 60 days of April 28, 2005. Mr. Maul has 50% voting and investment power with respect to the Las Vegas Venture Fund and M&S Investments. Mr. Maul’s business address is 1613 Night Wind Drive, Las Vegas, Nevada 89117.
(3)	Includes 1,514,581 shares issuable upon exercise of warrants help by Mr. Willman within 60 days of April 28, 2005. This information is based solely on the Company’s records of the number of shares of Common Stock that may be received upon exercise of warrants held by Mr. Willman and does not include any other shares of Common Stock that may be beneficially owned by Mr. Willman.
(4)	Includes 500,000 shares issuable upon exercise of options exercisable within 60 days of April 28, 2005.
(5)	Includes 15,000 shares issuable upon exercise of options exercisable within 60 days of April 28, 2005.
(6)	Includes 5,000 shares issuable upon exercise of options exercisable within 60 days of April 28, 2005.
(7)	Includes 5,000 shares issuable upon exercise of options exercisable within 60 days of April 28, 2005.
(8)	Includes 5,000 shares issuable upon exercise of options exercisable within 60 days of April 28, 2005.
(9)	Includes 1,162,500 shares issuable upon exercise of options exercisable within 60 days of April 28, 2005.

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

During the year ended December 31, 2003, the Chief Executive Officer repaid a portion of notes receivable due the Company. In prior years the Chief Executive Officer had voluntarily reduced his base compensation from its authorized level. Upon restoration of base compensation close to its authorized level in 2003, the Chief Executive Officer used the increase in compensation of $106,363 to offset against the notes receivable due the Company. In addition, prior to December 31, 2003, the Compensation Committee of the Board of Directors authorized a bonus to the Chief Executive Officer of $598,519 upon the signing of a definitive agreement for the purchase of OnSite Media, Inc. The amount of bonus remaining, after tax was withheld by the Company, was used to repay $354,816 of the notes receivable and accrued interest. During 2004, the Compensation Committee of the Board of Directors authorized a further bonus of $639,597 upon the closing of the purchase of Onsite Media, Inc. The amount of the bonus remaining, after tax was withheld by the Company, was used to repay $354,527 of the notes receivable and accrued interest. Upon payment of the second bonus in 2004, Mr. Lavelle satisfied the entire principal and accrued interest on all demand loans due the Company.

On September 8, 1999, the stockholders approved the Cotelligent, Inc. 1999 Leveraged Stock Purchase Plan (the “LSPP”), which authorizes the purchase of shares of Common Stock by eligible employees who are selected by the Compensation Committee of the Board to participate in the LSPP on terms and conditions determined by the Compensation Committee. Since the inception of the LSPP through March 31, 2000, Mr. Lavelle has been issued 750,000 shares of Common Stock. Shares issued under the LSPP resulted in notes receivable from Mr. Lavelle for $2,671,875 at 5.93% interest. Mr. Lavelle’s notes remain outstanding until March 29, 2005, when the Board decided to unwind the sale of shares previously issued in connection with the LSPP. The Board received an opinion of special Delaware counsel to the effect that the receipt by the Company of the promissory note from Mr. Lavelle as the sole consideration for the shares of Common Stock acquired did not constitute the consideration required by Section 152 of the Delaware General Corporation Law then in effect for the shares of Common Stock to be validly issued, fully paid and nonassessable shares of Common Stock of the Company. As a result, the notes receivable from Mr. Lavelle, in the face amount of $2,671,875, together with all interest accrued thereunder, has been cancelled and the 750,000 shares of Common Stock were returned by Mr. Lavelle to the Company and cancelled.

Item 14 – Principal Accountant Fees and Services

The Board of Directors authorized the dismissal of KPMG LLP as independent auditors for the Company on June 30, 2004 and the immediate engagement of Rowbotham & Company LLP as successor independent auditors. The following is information with respect to fees and the associated services rendered by KPMG LLP and Rowbotham & Company LLP during 2004.

•	Audit Fees – The aggregate fees billed by KPMG LLP for the review of the financial statements as included on Form 10-Q for the quarter ended March 31, 2004 were $20,268. The aggregate fees billed by KPMG LLP for services rendered in connection the registration statement as included on Form S-4/A dated February 4, 2004 were $11,110. The aggregate fees billed by Rowbotham & Company LLP for the audit of the Company’s annual financial statements (including all the Company’s subsidiaries) for the three years ended December 31, 2004 as included on Form 10-K, and the reviews of the financial statements as included on Forms 10-Q for the quarters ended June 30, 2004 and September 30, 2004 were $203,985.

•	Audit-Related Fees – None.

•	Tax Fees – None.

•	All Other Fees – None.

Pre-approval policies: The Board of directors is required to pre-approve the rendering, by our independent auditor, of audit or permitted non-audit services.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California on the 29th day of April, 2005.

COTELLIGENT, INC.

By:	/s/ James R. Lavelle
James R. Lavelle
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been singed below by the following persons in the capacities indicated on behalf of Cotelligent, Inc. this 29th day of April 2005.

Signature	Capacity	Date
/s/ James R. Lavelle James R. Lavelle	Chairman of the Board of Directors, Director and Chief Executive Officer (Principal Executive Officer)	April 29, 2005

/s/ Curtis J. Parker Curtis J. Parker	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	April 29, 2005

* Harlan P. Kleiman	Director	April 29, 2005

* Debra J. Richardson	Director	April 29, 2005

* Tony C. Vickers	Director	April 29, 2005

Paul D. Frankel	Director	April 29, 2005

/s/ James R. Lavelle James R. Lavelle	Attorney-in-Fact*

EXHIBIT NO.	DESCRIPTION
24.1	Power of attorney (included on signature page of original Form 10-K filed on April 15, 2005)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act**

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act**

**	Filed herewith.