Form 10-Q
period 2005-03-31
COTELLIGENT INC
filed 2005-05-13
CIK 1004963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2005

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

At May 12, 2005, there were 28,520,962 shares of common stock outstanding.

COTELLIGENT, INC.

INDEX

Part I - Financial Information

Item 1. Financial Statements

COTELLIGENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$107	$526
Refundable income taxes	10	16
Accounts receivable, including unbilled accounts of $- and $2, net of allowance for doubtful accounts of $51 and $60, and $502 and $588 pledged as collateral security, respectively	451	530
Prepaid expenses and other current assets	126	133
Current assets of discontinued operations held for sale	159	160

Total current assets	853	1,365
Property and equipment, net	271	259
Goodwill	2,592	2,592
Other intangibles, net of $153 and $118 of accumulated amortization	713	748
Other assets	239	239
Non-current assets of the discontinued operations held for sale	170	170

Total assets	$4,838	$5,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Secured borrowings	$322	$386
Accounts payable	728	247
Accrued compensation and related payroll liabilities	205	264
Restructuring liabilities	465	425
Other accrued liabilities	277	198
Current liabilities of the discontinued operations held for sale	859	898

Total current liabilities	2,856	2,418
Restructuring liabilities, net of current portion	214	268
Lease deposits on sublet properties	13	13
Income taxes payable	—	69

Total liabilities	3,083	2,768

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred Stock, $0.01 par value; 500,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $0.01 par value; 100,000,000 shares authorized, 26,665,562 and 24,984,792 shares issued, respectively	266	250
Additional paid-in capital	82,910	82,801
Accumulated deficit	(80,921)	(79,946)
Treasury stock	(500)	(500)

Total stockholders’ equity	1,755	2,605

Total liabilities and stockholders’ equity	$4,838	$5,373

See accompanying notes to the condensed consolidated financial statements.

COTELLIGENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues	$255	$77
Cost of revenues	113	29

Gross profit	142	48
Selling, general and administrative expenses	504	282

Operating loss	(362)	(234)
Other income (expense):
Interest expense	(9)	—
Interest income	1	84

Total other income (expense)	(8)	84

Loss from continuing operations before income tax	(370)	(150)
Income tax benefit (expense)	67	(3)

Loss from continuing operations	(303)	(153)
Loss from discontinued operations, net of income tax benefit of $- and $-	(672)	(1,387)

Net loss	$(975)	$(1,540)

Earnings per share:
Basic and diluted –
Loss from continuing operations	$(0.01)	$(0.01)
Loss from discontinued operations	(0.03)	(0.08)

Net loss	$(0.04)	$(0.09)

Basic and diluted weighted average number of shares outstanding	25,357,756	16,952,763

See accompanying notes to condensed consolidated financial statements.

COTELLIGENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Loss from continuing operations	$(303)	$(153)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	26	—
Amortization of identifiable intangible assets	35	—
Restricted shares issued in connection with director compensation	17	—
Provision for doubtful accounts	(9)	—
Changes in current assets and liabilities:
Accounts receivable	88	(18)
Prepaid expenses and other current assets	7	85
Accounts payable and accrued liabilities	487	716
Deferred revenue	—	(18)
Income taxes, net	(63)	54
Other assets	—	(1)

Net cash provided by operating activities	285	665

Cash flows from investing activities:
Payments received on note from acquirer of previously sold business	—	200
Purchases of property and equipment	(38)	(25)
Cash paid for purchase of business	—	(81)

Net cash provided by (used in) investing activities	(38)	94

Cash flows from financing activities:
Repayment of secured borrowings	(64)	—
Cost of issuing of Common Stock and warrants	(47)	(183)
Net proceeds from issuance of Common Stock and warrants	155	—

Net cash provided by (used in) financing activities	44	(183)

Cash flows from discontinued operations:
Cash used in discontinued operations	(710)	(1,995)

Net decrease in cash and cash equivalents	(419)	(1,419)
Cash and cash equivalents at beginning of period	526	5,688

Cash and cash equivalents at end of period	$107	$4,269

See accompanying notes to condensed consolidated financial statements.

COTELLIGENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share data)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Supplemental disclosures of cash flow information:
Interest paid	$9	$—
Income taxes paid	$2	$3
Income taxes refunded	$6	$—
Significant non-cash financing and investing activities:
Repayment of officer notes receivable with severance and bonus compensation	$—	$364
Deferred acquisition costs	$8	$-—
Detail of acquisition:
Cash	$—	$(36)
Accounts receivable	—	(50)
Prepaid expenses and other current assets	—	(2)
Property and equipment	—	(3)
Other assets	—	(5)
Goodwill	—	(2,592)
Other intangibles	—	(847)
Accounts payable	—	106
Accrued compensation	—	50
Other accrued liabilities	—	91
Common stock issued to sellers of acquired business	—	1,815
Warrants issued to sellers of acquired business	—	676
Consideration due sellers of acquired business	—	505
Cash paid in 2003	—	175

Cash paid in 2004	—	(117)
Cash acquired in acquisition	—	36

Cash used for purchase of business	$—	$(81)

See accompanying notes to condensed consolidated financial statements.

COTELLIGENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

Note 1 – Summary of Significant Accounting Policies and Practices

Description of Business

Cotelligent, Inc. (“Cotelligent” or the “Company”), a Delaware corporation, provides narrowcasting services which include digital technologies and production services for video content, distribution, scripting and playback on digital display channels. The Company also provides software consulting services to businesses with complex information technology (“IT”) operations, but as discussed below, this business component is classified as a part of the Company’s discontinued operations.

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

During the past and in 2004, management has taken action in response to the continued softness in IT services in order to preserve cash, including but not limited to significant reductions in headcount, outsourcing certain administrative functions, changing benefit plan insurance carriers, relocating the headquarters office resulting in lower lease obligations, acquiring a business in an industry with more near term growth prospects than IT services, securing a line of credit agreement against its accounts receivable and announcing the plan to divest its IT services segment. Between February 1, 2005 and April 27, 2005, the Company entered into Stock and Warrant Purchase Agreements with certain accredited investors pursuant to which the Company sold Common Stock and warrants resulting in a cash infusion to the Company. In addition, on April 1, 2005 the Company signed a definitive agreement with FastTrack, LLC, an affiliate of Beverly Hills, California-based private equity firm Skyview Capital, LLC, for the sale of its remaining IT services business. Management has carefully forecasted its results of operations and financial position through March 31, 2006, and has determined that the remaining cash on hand, together with cash available from the line of credit, proceeds from the sales of Common Stock to accredited investors, and proceeds from the sale of the IT services segment, will provide adequate cash to fund its anticipated working capital needs. In the event circumstances arise that are not factored into the forecast, management will take further action to streamline operations and seek financing alternatives.

Basis of Presentation

The accompanying interim financial statements do not include all disclosures included in the financial statements in Cotelligent’s Annual Report on Form 10-K for the year ended December 31, 2004, and therefore these financial statements should be read in conjunction with the financial statements included in Cotelligent’s Form 10-K.

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

The following table compares net loss and loss per share as reported to the pro forma amounts that would be reported had compensation expense been recognized for our stock-based compensation plans in accordance with the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”:

	Three Months Ended March 31,
	2005	2004
Net loss, as reported	$(975)	$(1,540)
Deduct: Stock-based compensation expense determined under fair value based method for awards net of related tax expense, if applicable	21	155

Pro forma net loss	$(996)	$(1,695)

Loss per share, as reported:
Basic and diluted	$(0.04)	$(0.09)

Pro forma loss per share:
Basic and diluted	$(0.04)	$(0.10)

Note 2 - Changes in Stockholders’ Equity

			Additional Paid-In Capital	Accum. Deficit			Total Stockholders’ Equity
	Common Stock				Treasury Stock
	Shares	Amount			Shares	Amount
Balance at December 31, 2004	24,984,792	$250	$82,801	$(79,946)	644,600	$(500)	$2,605
Issuance of Common Stock in connection with private placement	1,550,000	15	53	—	—	—	68
Issuance of Warrants in connection with private placement	—	—	87	—	—	—	87
Cost of registering and issuing securities in connection with private placement	—	—	(47)	—	—	—	(47)
Restricted shares issued in connection with director compensation	130,770	1	16	—	—	—	17
Net loss				(975)			(975)

Balance at March 31, 2005	26,665,562	$266	$82,910	$(80,921)	644,600	$(500)	$1,755

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

The Company believes the convergence of Internet, wireless and video media will soon become a major part of the technology landscape. The Company believes Cotelligent’s infrastructure, experience in developing wireless and Internet business applications and its system integration expertise are an excellent fit with the rapidly evolving narrowcasting market.

The aggregate consideration paid for the acquisition was $3,307 (10,679,608 shares of the Company’s Common Stock issued at fair value of $1,815 and based on the average closing price of the Company’s Common Stock for a few days prior to and after the signing of the definitive agreement and related public announcement to purchase the business on November 25, 2003, warrants to purchase 5,339,803 shares of the Company’s common stock value using the Black-Scholes with the following assumptions: (1) risk-free interest rate of 1.95%, (2) a dividend yield of 0%, (3) volatility factor of the expected market price of the Company’s Common Stock of 175%, and (4) a weighted average expected life of 2 years, that resulted in a valuation of $676, cash consideration of $505 and transaction costs of $501). Transaction costs of $501 include $195 paid for registration of securities in connection with the acquisition which were netted against the issuance of the shares. Liabilities assumed were approximately $247, and tangible assets acquired were approximately $96. The Company recognized total intangible assets of $3,458 resulting from the acquisition.

The Company has obtained an independent valuation for the aggregate consideration paid for the acquisition as follows.

Total liabilities assumed	$(247)
Total tangible assets acquired	96
Identifiable intangible assets:
Software	73
Customer contracts	98
Archived content video library	695
Goodwill	2,592

Total aggregate consideration paid	3,307

The changes in carrying amounts of goodwill and other intangibles for the three months ended March 31, 2005 were as follows.

	Goodwill	Other Intangibles
Balance at December 31, 2004	$2,592	$748
Amortization expense	—	(35)

Balance at March 31, 2005	$2,592	$713

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

In accordance with SFAS No. 141, “Business Combinations,” the following unaudited pro forma information for the three months ended March 31, 2004, gives effect to the acquisition of OnSite Media, Inc., as if the acquisition was completed as of the beginning of the periods reported below.

(Unaudited) Three Months Ended March 31, 2004
Pro forma revenues	$316

Pro forma loss from continuing operations before income tax expense	$(104)

Pro forma loss from continuing operations	$(110)

Pro forma loss per share:
Basic and diluted	$—

Note 4 – Restructuring Programs

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

In October of 2004, as part of the Company’s efforts to streamline its operations commensurate with its revenue base, the Company identified additional opportunities to reduce its cost structure and decided to close its software development operation in southern California. Accordingly, the Company adopted an exit plan which resulted in a reduction of approximately 14 management and operating staff ($93) as well as closure costs associated with a plan to dispose of the southern California location ($24). The Company accounted for the plan in line with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.

The following summarizes the activity and balances for these restructuring programs for the three months ended March 31, 2005.

	September 2001	August 2003	October 2004
	Facilities Closure	Severance & Benefits	Severance	Facilities Closure	Total
Balance at December 31, 2004	$616	$9	$44	$24	$693
Spending, net of sublease receipts on facilities	17	(9)	(10)	$(12)	(14)

Balance at March 31, 2005	$633	$—	$34	$12	$679

Note 5 – Discontinued Operations

Prior to December 31, 2004, the Company entered into a plan to divest its IT services segment. The following financial data reflects the total assets and total liabilities of the discontinued operations as of March 31, 2005 and December 31, 2004 and summary of operating results for the three months ended March 31, 2005 and 2004.

Assets and Liabilities of Discontinued Operations:

	March 31, 2005	December 31, 2004
Assets
Prepaid expenses and other	$159	$160

Total current assets of discontinued operations held for sale	159	160

Property and equipment, net of accumulated depreciation of $156 and $156	170	170

Total non-current assets of discontinued operations held for sale	170	170

Total assets of discontinued operations held for sale	329	330

Liabilities
Accounts payable	67	36
Accrued compensation	191	262
Deferred revenue	601	600

Total current liabilities of discontinued operations	859	898

Net liabilities of discontinued operations held for sale	$530	$568

Summary of Operating Loss from Discontinued Operations:

	For the Three Months Ended March 31,
	2005	2004
Revenues	$937	$1,936
Cost of revenues	514	1,146

Gross profit	423	790
Selling, general and administrative expenses	1,095	2,177

Operating loss	(672)	(1,387)
Total other income	—	—

Loss before income tax	(672)	(1,387)
Income tax	—	—

Net loss	$(672)	$(1,387)

Note 6 – Weighted Average Number of Shares Outstanding

There were no reconciling items between the numerator and denominator used to compute basic and diluted loss per share for the periods presented in the condensed consolidated statements of operations. The Company had outstanding stock options, and warrants of 10,310,805 and 7,878,115 at March 31, 2005 and 2004 respectively, that were not included in EPS for those relevant periods because the Company reported a loss from continuing operations resulting in an antidilutive effect.

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

Prior to December 31, 2004, the Company committed to a plan to discontinue its IT services segment. Accordingly, these accompanying consolidated financial statements have been prepared on a discontinued operations basis effectively reporting the Narrowcasting segment as continuing operations (see accompanying condensed consolidated statements of operations), and the IT services segment as discontinued operations (see Note 5).

Note 8 – Subsequent Events

Issuances of Common Stock –

On April 11, 2005, the Company entered into a Stock and Warrant Purchase Agreement with an accredited investor pursuant to which the Company sold an aggregate of 1,000,000 shares of Common Stock at an offering price of $0.10 per share and warrants to purchase up to an additional 1,000,000 shares of Common Stock. On April 27, 2005, the Company entered into a Stock and Warrant Purchase Agreement with the Company’s Chief Executive Officer pursuant to which the company sold an aggregate of 1,000,000 shares of Common stock at an offering price of $0.10 per shares and warrants to purchase up to an additional 1,000,000 shares of Common Stock. Each warrant is exercisable for the purchase of one share of the Company’s Common Stock at an exercise price of $0.30 per share. The warrants are immediately exercisable and expire three years from their date of issuance. The Company has the right to redeem all or any portion of the warrants at any time at a price of $0.05 per share.

The Company further agreed to use its commercially reasonable efforts to file a registration statement with the Securities and Exchange Commission as promptly as reasonably practicable after the first anniversary of the above agreements and to use its commercially reasonable efforts to have such registration statement declared effective in order to comply with the provisions of the Securities Act of 1933, as amended, so as to permit (i) the registered resale of the warrants and the exercise of the warrants for shares of Common Stock by persons to whom the warrants are resold pursuant to such resale registration and (ii) the registered resale of the Common Stock and the shares of Common Stock issuable upon exercise of the warrants for a period of one year following the date on which the registration statement is declared effective by the holder of the Common Stock and warrants sold pursuant to the agreements who desires to register the resale of their shares of Common Stock and warrants.

Sale of IT Services Business

On April 1, 2005, the Company and certain of its subsidiaries entered into an Asset Purchase Agreement with FastTrack, LLC, an affiliate of Beverly Hills, California-based private equity firm Skyview Capital, LLC, for the sale of its IT services business located at Broomall, Pennsylvania. Aggregate consideration for the business includes: cash at closing of $2,800 and an earn-out of up to $950 if certain future revenue targets are attained over the three years following completion of the sale. The purchaser will be entitled to a post-closing refund of up to $700 in the event certain specified business conditions are not satisfied. The transaction is subject to stockholder approval and is expected to close by the end of the second quarter of 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for statements of historical fact contained herein, any statements contained in this report may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are based upon current expectations that involve risks and uncertainties. Cotelligent’s actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed under “Risk Factors” in Cotelligent’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and other filings made with the Securities and Exchange Commission. The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information set forth in our financial statements and the notes thereto included elsewhere in this filing. All forward-looking statements included in this report are based upon information available to Cotelligent as of the date thereof, and Cotelligent assumes no obligation to update any of such forward-looking statements.

Cotelligent was formed in February 1993 to acquire, own and operate IT services businesses. Cotelligent was a non-operating entity until 1996 when it first began to acquire businesses. The Company historically operated on an April 1 to March 31, fiscal year. In July 2000, the Company changed its fiscal year to December 31, resulting in a nine-month transition period from April 1, 2000 through December 31, 2000. In 2004, the Company was organized into two reportable segments, IT services and narrowcasting (which became effective with the acquisition of OnSite Media, Inc. on March 2, 2004). The results of OnSite Media, Inc. have been included in the Company’s results from its acquisition date. Prior to December 31, 2004, the Company entered into a plan to divest its IT services segment. Accordingly, the financial information on the Quarterly Report has been restated to present as discontinued operations the Company’s IT services segment for all periods presented.

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

OVERVIEW OF 2005 AND 2004

In the years leading up to 2004, we strategically shifted from providing general IT services and solutions to a targeted approach to offering mobile workforce management and Web services. We changed our go-to-market strategy to better focus our resources and leverage our experience and solid client base in these areas. Our decision to do this was reinforced at the time by market research, financial research and our own research and analysis indicating that mobile workforce management and Web services were the next emerging growth markets. Our solutions utilized broadly accepted as well as cutting edge technologies. We spent considerable time on the development of these core competencies after divesting the majority of our IT staffing business in 2000. In addition, the Company carefully assessed and exited a number of solutions and service offerings that were not core to the principal service offerings outlined above.

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

Upon completion of the acquisition, OnSite Media was renamed Watchit Media, Inc., and is now a wholly-owned subsidiary of Cotelligent, Inc. The newly acquired business was immediately integrated into the Cotelligent infrastructure from March through October 2004. Our Board of Directors carefully followed and evaluated the financial and operating performance of our Company’s two business segments. While the IT services and solutions business continued to struggle, Watchit Media performed well and experienced significant revenue growth, together with stabile to increasing gross margin performance. In addition, Watchit’s near and longer term business opportunities appeared to indicate the strong possibility of future revenue growth.

In November 2004, we announced our plan to divest our entire IT services and solutions business and change our name to Watchit Media, Inc. allowing us to focus all of our attention on narrowcasting. On April 1, 2005, we signed a definitive agreement to divest our IT services and solutions business to Fast Track LLC, an affiliate of Beverly Hills, California-based private equity firm Skyview Capital, LLC, for aggregate consideration of $2,800 in cash at closing and an earn-out of up to $950 if certain revenue targets are attained over the three years following completion of the sale. The purchaser will be entitled to a post-closing refund of up to $700 if certain specified business conditions are not satisfied. The divestiture is subject to stockholder approval and is expected to close by the end of the second quarter of 2005.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

The Company has two reportable segments: IT services and narrowcasting. Prior to December 31, 2004, the Company entered into a plan to divest its IT services segment. Accordingly, the financial information presented in this Quarterly Report has been prepared to present as discontinued operations the Company’s IT services business. The Company’s continuing operations consist of the narrowcasting segment. The Company commenced reporting revenues for its narrowcasting segment following the acquisition of On-Site Media, Inc. on March 2, 2004. As a result, on a continuing operations basis, the Company had no revenue, gross profit or selling, general and administrative expenses to report prior to March 2, 2004.

Revenues

Revenues increased $178 or 231%, to $255 in the three months ended March 31, 2005, from $77 in the three months ended March 31, 2004. Effective with the acquisition of OnSite Media, Inc, March 2, 2004, the Company commenced reporting revenues under its narrowcasting segment. The increase in revenues resulted from the full quarter effect of including revenue resulting from the 2004 acquisition.

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

Gross Profit

Gross profit increased $94 or 196%, to $142 in the three months ended March 31, 2005, from $48 in the three months ended March 31, 2004. Effective with the acquisition of OnSite Media, Inc, March 2, 2004, the Company commenced reporting revenues under its narrowcasting segment. The increase in gross profit resulted from the full quarter effect of including revenue resulting from the 2004 acquisition.

As a percentage of revenues, the gross margin decreased to 56% in the three months ended March 31, 2005, from 62% in the three months ended March 31, 2004. The decrease in gross margin was the result of the hiring of additional staff to support client services in anticipation of revenue growth.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $222 or 79%, to $504 in the three months ended March 31, 2005, from $282 in the three months ended March 31, 2004. Effective with the acquisition of OnSite Media, Inc, March 2, 2004, the Company commenced reporting revenues under its narrowcasting segment. The increase in selling, general and administrative expenses resulted from the full quarter effect of including of revenue resulting from the 2004 acquisition.

Other Income (Expense)

Other income (expense) consists of interest income and interest expense.

Interest expense, net of interest income, was $8 for the three months ended March 31, 2005 compared to interest income, net of interest expense of $84 for the three months ended March 31, 2004. The decrease in net interest income was the result of lower cash balances on hand coupled with interest expense on secured borrowings that commenced in October of 2004.

Income Tax Benefit

The Company recognized an income tax benefit of $67 for the three months ended March 31, 2005 which resulted from the reversal of an accrual for income tax contingencies of $69, offset by state tax payments of $2.

The Company recognized an income tax expense of $3 for the three months ended March 31, 2004 which represented state tax payments.

Loss from Discontinued Operations

Discontinued operations comprised operations associated with the IT services segment. Loss from discontinued operations was $672 for the three months ended March 31, 2005 compared to $1,387 for the three months ended March 31, 2004. The reduction in loss was the result of improvements to the utilization of billable staff due to the elimination of a number of underutilized billable people and reductions in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

In recent years, the Company has financed its operations principally through its own cash resources.

Cash provided by operating activities was $285 and $665 for the three months ended March 31, 2005 and March 31, 2004, respectively. In the three months ended March 31, 2005, the primary sources of cash provided by operating activities were $487 increase in accounts payable, $88 reduction in accounts receivable and $61 of depreciation and amortization, offset by $303 net loss from continuing operations and $63 of income taxes. In the three months ended March 31, 2004 the primary sources of cash provided by operating activities were $716 increase in accounts payable, $85 in prepaid expenses and other current assets and $54 in income taxes, offset by $153 net loss from continuing operations

Cash used by investing activities was $38 for the three months ended March 31, 2005, compared to cash provided by investing activities of $94 for the three months ended March 31, 2004. In the three months ended March 31, 2005, $38 was used to acquire property and equipment. In the three months ended March 31, 2004 the primary sources from investing activities was $200 of payments received on a note from the acquirer of a previously sold business offset by $81 used to purchase a business and $25 used to acquire property and equipment.

Cash provided by financing activities was $44 in the three months ended March 31, 2005 compared to $183 used for financing activities in the three months ended March 31, 2004. In the three months ended March 31, 2005, $155 was provided from the issuance of common stock and warrants, offset by $64 of repayments of secured borrowings and $47 of cost incurred in connection with the issuance of common stock and warrants. In the three months ended March 31, 2004, $183 was used for costs incurred in connection with the issuance of stock and warrants.

The primary sources of liquidity for the Company going forward are the collection of its accounts receivable and existing cash balances at March 31, 2005. Total receivables were 38 and 33 days of quarterly revenue at March 31, 2005 and December 31, 2004, respectively.

In the past and during the three months ended March 31, 2005, management has taken action in response to the continued softness in IT services in order to preserve cash, including but not limited to significant reductions in headcount, outsourcing certain administrative functions, changing benefit plan insurance carriers and acquiring a business in an industry with more near term growth prospects than IT services. Management has carefully forecasted its results of operations and financial position through September 30,

2005 and has determined the Company may not have adequate cash to fund its anticipated working capital needs. Beginning in October 2004, management continued to take further action, including salary reductions for the executive officers and vice presidents of the Company, further reductions in headcount, securing a line of credit against its trade accounts receivable. We are also considering other alternatives for attracting other financing. The Company cannot be sure, however, that its results of operations will be sufficient to meet its cash needs through March 31, 2006, or that it will be able to take additional actions to make up for any cash shortfall.

The following table reflects our contractual cash obligations as of March 31, 2005, excluding interest, due over the indicated periods.

	Payments Due by Period
Contractual Cash Obligations:	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Operating leases, net of sublet arrangements	$1,590	$817	$773	$—	$—

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, Statement No. 123R. Statement No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance and it establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Statement No. 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. The effective date of Statement No. 123R is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies, although early adoption is allowed. However, in April 2005, the Securities and Exchange Commission (“SEC”) announced that the effective date of Statement No. 123R will be deferred until January 1, 2006 for calendar year companies. The Company has not yet determined the method of adoption or the effect that the adoption will have on its financial position or results of operations.

In March 2005, the SEC staff issued guidance on Statement No. 123R. Staff Accounting Bulletin No. 107 (“SAB No. 107”) was issued to assist preparers by simplifying some of the implementation challenges of Statement No. 123R while enhancing the information that investors receive. SAB No. 107 creates a framework that is premised on (a) considerable judgment will be required by preparers to successfully implement Statement No. 123R, specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB No. 107 include (a) valuation models (SAB No. 107 reinforces the flexibility allowed by Statement No. 123R to choose an option-pricing model that meets the standard’s fair value measurement objective), (b) expected volatility (the SAB provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility) and (c) expected term (the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances). The Company will apply the principles of SAB No. 107 in conjunction with its adoption of Statement No. 123R.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report was carried out by the Company under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report, were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Form 8-K, dated February 1, 2005, with the Securities and Exchange Commission in connection with the entry into a material definitive agreement for the sale of unregistered securities.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COTELLIGENT, INC.

Date: May 13, 2005	/s/ Curtis J. Parker
Curtis J. Parker
Executive Vice President,
Chief Financial Officer and Treasurer