Form 10-Q
period 2005-06-30
COTELLIGENT INC
filed 2005-08-12
CIK 1004963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For The Quarterly Period Ended June 30, 2005

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

At August 12, 2005, there were 28,681,677 shares of common stock outstanding.

COTELLIGENT, INC.

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$198	$526
Refundable income taxes	10	16
Accounts receivable, including unbilled accounts of $2 and $2, net of allowance for doubtful accounts of $75 and $60, and $669 and $590 pledged as collateral security, respectively	594	530
Prepaid expenses and other current assets	136	133
Current assets of discontinued operations held for sale	317	160

Total current assets	1,255	1,365
Property and equipment, net	255	259
Goodwill	2,592	2,592
Other intangibles, net of $188 and $118 of accumulated amortization	678	748
Other assets	239	239
Non-current assets of the discontinued operations held for sale	170	170

Total assets	$5,189	$5,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Secured borrowings	$715	$386
Accounts payable	1,031	247
Accrued compensation and related payroll liabilities	220	264
Restructuring liabilities	643	425
Other accrued liabilities	198	198
Current liabilities of the discontinued operations held for sale	964	898

Total current liabilities	3,771	2,418
Restructuring liabilities, net of current portion	—	268
Lease deposit on sublet property	13	13
Income taxes payable	—	69

Total liabilities	3,784	2,768

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred Stock, $0.01 par value; 500,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $0.01 par value; 100,000,000 shares authorized, 28,826,277 and 24,984,792 shares issued, respectively	288	250
Additional paid-in capital	82,778	82,801
Accumulated deficit	(81,548)	(79,946)
Treasury stock	(113)	(500)

Total stockholders’ equity	1,405	2,605

Total liabilities and stockholders’ equity	$5,189	$5,373

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$609	$233	$864	$310
Cost of services	232	110	345	139

Gross profit	377	123	519	171
Selling, general and administrative expenses	740	498	1,244	780

Operating loss	(363)	(375)	(725)	(609)
Other income (expense):
Interest expense	(11)	—	(20)	—
Interest income	—	3	1	87
Other	26	—	26	—

Total other income (expense)	15	3	7	87

Loss from continuing operations before income taxes	(348)	(372)	(718)	(522)
Income tax expense (benefit)	—	1	(67)	4

Loss from continuing operations	(348)	(373)	(651)	(526)

Loss from discontinued operations, net of income tax expense of $0, $0, $0, $0	(279)	(528)	(951)	(1,915)

Net loss	$(627)	$(901)	$(1,602)	$(2,441)

Loss per share:
Basic and diluted –
Loss from continuing operations	$(0.01)	$(0.02)	$(0.02)	$(0.02)
Loss from discontinued operations	(0.01)	$(0.02)	$(0.04)	$(0.09)

Net loss	$(0.02)	$(0.04)	$(0.06)	$(0.11)

Weighted average number of shares outstanding
Basic and diluted	28,011,739	24,861,621	26,692,079	21,282,192

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Loss from continuing operations	$(651)	$(526)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	51	3
Amortization of identifiable intangible assets	70	47
Restricted shares issued in connection with director compensation	39	—
Provision for doubtful accounts	8	—
Changes in current assets and liabilities:
Accounts receivable	(72)	(24)
Prepaid expenses and other current assets	(3)	(148)
Accounts payable and accrued liabilities	690	406
Deferred revenue	—	(18)
Income taxes, net	(63)	68
Other assets	—	(44)

Net cash provided by (used in) operating activities	69	(236)

Cash flows from investing activities:
Payments received on note from acquirer of previously sold business	—	200
Purchases of property and equipment	(47)	(67)
Cash paid for purchase of business	—	(542)

Net cash used in investing activities	(47)	(409)

Cash flows from financing activities:
Advances of secured borrowings, net	329	—
Cost of issuing of Common Stock and warrants	(57)	(195)
Net proceeds from issuance of Common Stock and warrants	420	—

Net cash provided by (used in) financing activities	692	(195)

Cash flows from discontinued operations:
Cash used in discontinued operations	(1,042)	(3,191)

Net decrease in cash and cash equivalents	(328)	(4,031)
Cash and cash equivalents at beginning of period	526	5,688

Cash and cash equivalents at end of period	$198	$1,657

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share data)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Supplemental disclosures of cash flow information:
Interest paid	$20	$—
Income taxes refunded	$6	$65
Significant non-cash financing and investing activities:
Repayment of officer notes receivable with severance and bonus compensation	$—	$364
Revaluation of officer notes receivable	$—	$403
Deferred acquisition costs	$238	$—

Detail of acquisition:
Cash	$—	$(36)
Accounts receivable	—	(50)
Prepaid expenses and other current assets	—	(2)
Property and equipment	—	(3)
Other assets	—	(5)
Goodwill	—	(2,592)
Other intangibles	—	(866)
Accounts payable	—	106
Accrued compensation	—	50
Other accrued liabilities	—	91
Common stock issued to sellers of acquired business	—	1,815
Warrants issued to sellers of acquired business	—	676
Consideration due sellers of acquired business	—	63
Cash paid in 2003	—	175

Cash paid in 2004	—	(578)
Cash acquired in acquisition	—	36

Cash used for purchase of business	$—	$(542)

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

During the past and in 2004, management has taken action in response to the continued softness in IT services in order to preserve cash, including but not limited to significant reductions in headcount, outsourcing certain administrative functions, changing benefit plan insurance carriers, relocating the headquarters office resulting in lower lease obligations, acquiring a business in an industry with more near term growth prospects than IT services, securing a line of credit agreement against its accounts receivable and announcing the plan to divest its IT services segment. Between February 1, 2005 and April 27, 2005, the Company entered into Stock and Warrant Purchase Agreements with certain accredited investors pursuant to which the Company sold shares of Common Stock and warrants to purchase additional shares of Common Stock resulting in a cash infusion to the Company of approximately $355. In addition, on July 15, 2005 the Company sold its remaining IT services business to FastTech Integrated Solutions LLC, an affiliate of Beverly Hills, California-based private equity firm Skyview Capital, LLC, resulting in cash of approximately $2,300. Management has carefully forecasted its results of operations and financial position through June 30, 2006, and has determined that the remaining cash on hand, together with cash available from the line of credit, proceeds from the sales of Common Stock to accredited investors, proceeds from the sale of the IT services segment, will provide adequate cash to fund its anticipated working capital needs. In the event circumstances arise that are not factored into the forecast, management will take further action to streamline operations and seek financing alternatives.

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

The following table compares net loss and loss per share as reported to the pro forma amounts that would be reported had compensation expense been recognized for our stock-based compensation plans in accordance with the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss, as reported	$(627)	$(901)	$(1,602)	$(2,441)
Deduct: Stock-based compensation expense determined under fair value based method for awards net of related tax expense, if applicable	(21)	(6)	(42)	(161)

Pro forma net loss	$(648)	$(907)	$(1,644)	$(2,602)

Loss per share, as reported:
Basic and diluted	$(0.02)	$(0.04)	$(0.06)	$(0.11)

Pro forma loss per share:
Basic and diluted	$(0.02)	$(0.04)	$(0.09)	$(0.12)

Note 2 - Changes in Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Accum. Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2004	24,984,792	$250	$82,801	$(79,946)	644,600	$(500)	$2,605
Issuance of Common Stock in connection with private placement	3,550,000	35	168	—	—	—	203
Issuance of Warrants in connection with private placement	—	—	217	—	—	—	217
Issuance of Common Stock from treasury stock	—	—	(387)	—	(500,000)	387	—
Cost of registering and issuing securities in connection with private placement	—	—	(57)	—	—	—	(57)
Issuance of Common Stock in connection with director compensation	291,485	3	36	—	—	—	39
Net loss				(1,602)			(1,602)

Balance at June 30, 2005	28,826,277	$288	$82,778	$(81,548)	144,600	$(113)	$1,405

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

The Company has obtained an independent valuation for the aggregate consideration paid for the acquisition as follows.

Total liabilities assumed	$(247)
Total tangible assets acquired	96
Identifiable intangible assets:
Software	73
Customer contracts	98
Archived content video library	695
Goodwill	2,592

Total aggregate consideration paid	3,307

The changes in carrying amounts of goodwill and other intangibles for the six months ended June 30, 2005 were as follows.

	Goodwill	Other Intangibles
Balance at December 31, 2004	$2,592	$748
Amortization expense	—	(70)

Balance at June 30, 2005	$2,592	$678

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

In accordance with SFAS No. 141, “Business Combinations,” the following unaudited pro forma information for the six months ended June 30, 2004, gives effect to the acquisition of OnSite Media, Inc., as if the acquisition was completed as of the beginning of the periods reported below.

(Unaudited) Six Months Ended June 30, 2004
Pro forma revenues	$549

Pro forma loss from continuing operations before income tax expense	$(476)

Pro forma loss from continuing operations	$(483)

Pro forma loss per share:
Basic and diluted	$(0.02)

Note 4 – Restructuring Programs

In September 2001, as part of the Company’s efforts to streamline its operations commensurate with its revenue base, the Company identified opportunities to reduce its cost structure. Accordingly, the Company adopted an exit plan which resulted in a restructuring charge of $2,436 during the year ended December 31, 2001. The September 2001 plan included provisions for severance of approximately 145 management and operating staff ($1,034) as well as closure costs associated with a plan to consolidate or dispose of certain locations ($1,402). The September 2001 plan did not meet the requirements in order to accrue employee severance costs as of a commitment date, and these severance costs that did not provide a future benefit were charged to operations when due and payable. Only the obligations for one facility closure remained payable at December 31, 2004.

In August 2003, as part of the Company’s efforts to streamline its operations commensurate with its revenue base, the Company identified opportunities to reduce its cost structure by reducing headcount. The Company terminated approximately 33 management and operating staff between August 2003 and December 2003 and recorded a restructuring charge related to the severance and extended medical coverage (“COBRA”) benefits provided to the terminated employees of $2,531. Only the COBRA benefits remained payable at December 31, 2004.

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

The following summarizes the activity and balances for these restructuring programs for the six months ended June 30, 2005.

	September 2001	August 2003	October 2004
	Facilities Closure	Severance & Benefits	Severance	Facilities Closure	Total
Balance at December 31, 2004	$616	$9	$44	$24	$693
Spending, net of sublease receipts on facilities	(4)	(9)	(25)	$(12)	(50)
Adjustments	9	—	—	$(9)	—

Balance at June 30, 2005	$621	$—	$19	$3	$643

Note 5 – Discontinued Operations

Prior to December 31, 2004, the Company entered into a plan to divest its IT services segment. The following financial data reflects the total assets and total liabilities of the discontinued operations as of June 30, 2005 and December 31, 2004 and summary of operating results for the six months ended June 30, 2005 and 2004.

Assets and Liabilities of Discontinued Operations:

	June 30, 2005	December 31, 2004
Assets
Prepaid expenses and other	$317	$160

Total current assets of discontinued operations held for sale	317	160

Property and equipment, net of accumulated depreciation of $156 and $156	170	170

Total non-current assets of discontinued operations held for sale	170	170

Total assets of discontinued operations held for sale	487	330

Liabilities
Accounts payable	178	36
Accrued compensation	188	262
Deferred revenue	598	600

Total current liabilities of discontinued operations	964	898

Net liabilities of discontinued operations held for sale	$477	$568

Summary of Operating Loss from discontinued Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$997	$1,832	$1,934	$3,768
Cost of services	483	899	984	2,045

Gross profit	514	933	950	1,723
Selling, general and administrative expenses	793	1,461	1,901	3,638

Operating loss	(279)	(528)	(951)	(1,915)
Total other income	—	—	—	—

Loss from continuing operations before income taxes	(279)	(528)	(951)	(1,915)
Income tax expense	—	—	—	—

Net loss	$(279)	$(528)	$(951)	$(1,915)

Note 6 – Weighted Average Number of Shares Outstanding

There were no reconciling items between the numerator and denominator used to compute basic and diluted loss per share for the periods presented in the condensed consolidated statements of operations. The Company had outstanding stock options, and warrants of 12,323,105 and 8,019,973 at June 30, 2005 and 2004 respectively, that were not included in EPS for those relevant periods because the Company reported a loss from continuing operations resulting in an antidilutive effect.

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

Note 8 – Lawsuit

In June 2005, Advance at Branchburg, LLC (“Advance”) filed a lawsuit against the Company in the Superior Court of New Jersey, Law Division, Somerset County. The lawsuit arises out of a commercial lease agreement between Advance as landlord and Cotelligent as tenant. Specifically, Advance alleges that Cotelligent breached the lease agreement by failing to make base and additional rent payments for the months of March 2005 to the present. Advance seeks payment of all amounts allegedly due under the lease, including base rent, late charges, interest and attorneys’ fees and costs. Advance also seeks “loss of bargain” damages, consisting of all rent due through the end of the lease term, reduced to present value using an interest rate of 6% per annum. The lawsuit does not specify the specific amount of damages sought. At June 30, 2005, the Company has accrued $621 related to the lease obligation, which is classified as part of restructuring liabilities. The accrual covers obligations for base and additional rent and late charges, offset by estimated potential rent from the sublet of the facility. In addition, the Company maintains a $180 security deposit with Advance in connection with the lease, classified as part of other long term assets.

Note 9 – Subsequent Events

On July 13, 2005, the Company’s stockholders approved the sale of the IT services business located at Broomall, Pennsylvania pursuant to an Asset Purchase Agreement, dated as of April 1, 2005, as amended on June 27, 2005 (the “Asset Purchase Agreement”) by and among the Company and certain of its subsidiaries and FastTech Integrated Solutions, LLC, an affiliate of Beverly Hills, California-based private equity firm Skyview Capital, LLC. The sale was completed July 15, 2005. Under terms of the Asset Purchase Agreement, aggregate consideration for the business included: cash at closing of $2,300, subject to closing date adjustments and an earn-out of up to $1,450 if certain future revenue targets are attained over the three years following completion of the sale.

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

It became evident to us that the outlook for spending in IT services would continue to be uncertain without any clear indication of when a turnaround could be expected. Accordingly, in August 2003, the Company terminated the majority of its senior executive staff along with most of the sales and business development organization. At the same time we aggressively engaged our existing clients and committed ourselves to supporting their project requirements. In some cases we have been successful in securing longer term commitments. By scaling back expenses and focusing intensely on generating business from our long term clients we began to stabilize our revenue trend allowing us to move forward in our attempt to restore profitability and positive cash flow

Throughout the remainder of 2003, the Company continued to reduce headcount and looked closely at expense activity to scale back and streamline operating costs in line with revenue. The Philadelphia-based operation that supports Cotelligent’s sales force automation application FastTrack achieved stable revenue over the past several years and our clients continued to give us high marks for performance and client service. In addition, the core team responsible for our custom software development activities is helping us to take advantage of recurring projects with existing clients. By keeping only the top sales account executives and account managers, we have lowered our selling cost and improved our client relationships and retention.

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

In September 2003, Cotelligent engaged in a dialog with a Las Vegas based narrowcasting company, OnSite Media, Inc. The combination of Cotelligent’s deep history in Internet, media and wireless technologies and OnSite’s strength in driving video content to high growth venues in the gaming and hospitality industries looked promising. Cotelligent entered into a definitive agreement to acquire OnSite Media, Inc. on November 24, 2003, and closed the acquisition transaction on March 2, 2004. By integrating OnSite’s business with Cotelligent’s infrastructure, and by utilizing our public company know how to position us for the future, we have set about executing a strategy that we believe will allow us to play an important role in the convergence of Internet, video and mobile technology. This is a growing, fast paced market in which we believe the ability to integrate these technologies will help us to differentiate us from many other companies.

Upon completion of the acquisition, OnSite Media was renamed Watchit Media USA, Inc., and is now a wholly-owned subsidiary of Cotelligent, Inc. The newly acquired business was immediately integrated into the Cotelligent infrastructure from March through October 2004. Our Board of Directors carefully followed and evaluated the financial and operating performance of our Company’s two business segments. While the IT services and solutions business continued to struggle, Watchit Media performed well and experienced significant revenue growth, together with stabile to increasing gross margin performance. In addition, Watchit’s near and longer term business opportunities appeared to indicate the strong possibility of future revenue growth.

In November 2004, we announced our plan to divest our entire IT services and solutions business and change our name to Watchit Media, Inc. allowing us to focus all of our attention on narrowcasting. On July 13, 2005, the Company’s stockholders approved the sale of the IT services business located at Broomall, Pennsylvania pursuant to an Asset Purchase Agreement, dated as of April 1, 2005, as amended on June 27, 2005 (the “Asset Purchase Agreement”) entered into between the Company and certain of its subsidiaries and FastTech Integrated Solutions, LLC, an affiliate of Beverly Hills, California-based private equity firm Skyview Capital, LLC. The transaction was completed on July 15, 2005. Pursuant to the Asset Purchase Agreement, aggregate consideration for the business included: cash at closing of $2,300, subject to closing date adjustments, and an earn-out of up to $1,450 if certain future revenue targets are attained over the three years following completion of the sale.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

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

Revenues

Revenues increased $376 or 161%, to $609 in the three months ended June 30, 2005, from $233 in the three months ended June 30, 2004. The increase in revenues resulted from marketing efforts and a corresponding expansion of business.

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

During the three months ended June 30, 2005, approximately 44% of revenues were subscription fee based whereas in the quarter end June 30, 2004 approximately 95% of revenues were subscription fee based.

Gross Profit

Gross profit increased $254 or 207%, to $377 in the three months ended June 30, 2005, from $123 in the three months ended June 30, 2004. The increase in gross profit resulted from marketing efforts and a corresponding expansion of business.

As a percentage of revenues, the gross margin increased to 62% in the three months ended June 30, 2005, from 53% in the three months ended June 30, 2004. The increase in gross margin was the result increased revenues related to the production of video content, which increased the utilization of technical staff.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $242 or 49%, to $740 in the three months ended June 30, 2005, from $498 in the three months ended June 30, 2004. The increase in selling, general and administrative expenses was the result of increased staff, marketing programs and development of new proprietary video programming not yet introduced to clients. In addition, corporate selling, general and administrative expense was allocated between the narrowcasting and IT services segment. The growth in narrowcasting revenues relative to IT services revenues resulted in an increase in the allocation of expenses to the narrowcasting segment.

Other Income (Expense)

Other income (expense) consists of interest income and interest expense.

Interest expense, net of interest income, was $11 for the three months ended June 30, 2005 compared to interest income, net of interest expense of $3 for the three months ended June 30, 2004. The decrease in net interest income was the result of lower cash balances on hand coupled with interest expense on secured borrowings that commenced in October of 2004.

Income Tax Benefit

The Company recognized an income tax expense of $1 for the three months ended June 30, 2004 which represented state tax payments.

Loss from Discontinued Operations

Discontinued operations comprised operations associated with the IT services segment. Loss from discontinued operations was $279 for the three months ended June 30, 2005 compared to $528 for the three months ended June 30, 2004. The reduction in loss was the result of an improvement to the utilization of billable staff due to the elimination of a number of underutilized billable people and reductions in selling, general and administrative expenses.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Revenues

Revenues increased $554 or 179%, to $864 in the six months ended June 30, 2005, from $310 in the six months ended June 30, 2004. Effective with the acquisition of OnSite Media, Inc, March 2, 2004, the Company commenced reporting revenues under its narrowcasting segment. The increase in revenues resulted from marketing efforts and a corresponding expansion of business together with the full six months effect of including revenue resulting from the March 2, 2004 acquisition.

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

During the six months ended June 30, 2005, approximately 59% of revenues were subscription fee based whereas in the quarter end June 30, 2004, approximately 95% of revenues were subscription fee based.

Gross Profit

Gross profit increased $348 or 204%, to $519 in the six months ended June 30, 2005, from $171 in the six months ended June 30, 2004. Effective with the acquisition of OnSite Media, Inc, March 2, 2004, the Company commenced reporting revenues under its narrowcasting segment. The increase in gross profit resulted from marketing efforts and a corresponding expansion of business. together with the full six months effect of including revenue resulting from the March 2, 2004 acquisition.

As a percentage of revenues, the gross margin increased to 60% in the six months ended June 30, 2005, from 55% in the six months ended June 30, 2004. The increase in gross margin was the result of increased revenues related to the production of video content, which increased the utilization of technical staff.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $464 or 59%, to $1,244 in the six months ended June 30, 2005, from $780 in the six months ended June 30, 2004. The increase in selling, general and administrative expenses was the result of increased staff, marketing programs and development of new proprietary video programming not yet introduced to clients. In addition, corporate selling, general and administrative expense was allocated between the narrowcasting and IT services segment. The growth in narrowcasting revenues relative to IT services revenues resulted in an increase in the allocation of expenses to the narrowcasting segment.

Other Income (Expense)

Other income (expense) consists of interest income and interest expense.

Interest expense, net of interest income, was $19 for the six months ended June 30, 2005 compared to interest income, net of interest expense of $87 for the six months ended June 30, 2004. The decrease in net interest income was the result of lower cash balances on hand coupled with interest expense on secured borrowings that commenced in October of 2004.

Income Tax Benefit

The Company recognized an income tax benefit of $67 for the six months ended June 30, 2005 which resulted from the reversal of an accrual for income tax contingencies of $69, offset by state tax payments of $2.

The Company recognized an income tax expense of $4 for the six months ended June 30, 2004 which represented state tax payments.

Loss from Discontinued Operations

Discontinued operations comprised operations associated with the IT services segment. Loss from discontinued operations was $951 for the six months ended June 30, 2005 compared to $1,915 for the six months ended June 30, 2004. The reduction in loss was the result of improvements to the utilization of billable staff due to the elimination of a number of underutilized billable people and reductions in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

In recent years, the Company has financed its operations principally through its own cash resources.

Cash provided by operating activities was $69 for the six months ended June 30, 2005, compared to cash used in operating activities of $236 for the six months ended June 30, 2004. In the six months ended June 30, 2005, the primary sources of cash provided by operating activities were $690 increase in accounts payable, $72 reduction in accounts receivable and $121 of depreciation and amortization, offset by $651 net loss from continuing operations and $63 of income taxes. In the six months ended June 30, 2004 the primary sources of cash used in operating activities were the $526 loss from continuing operations, $148 decrease in prepaid expenses and other current assets and a $44 decrease in other assets offset by $406 increase in accounts payable, and $68 increase in income taxes.

Cash used by investing activities was $47 for the six months ended June 30, 2005, compared to $409 used for the six months ended June 30, 2004. In the six months ended June 30, 2005, $47 was used to acquire property and equipment. In the six months ended June 30, 2004 the primary sources from investing activities was $200 of payments received on a note from the acquirer of a previously sold business offset by $542 used to purchase a business and $67 used to acquire property and equipment.

Cash provided by financing activities was $692 in the six months ended June 30, 2005, compared to cash used for financing activities of $195 for the six months ended June 30, 2004. In the six months ended June 30, 2005, $420 of the cash provided by financing activities was from the issuance of common stock and warrants and $329 was from advances against secured borrowings, offset by $57 used for cost incurred in connection with the issuance of common stock and warrants. In the six months ended June 30, 2004, $195 was used for costs incurred in connection with the issuance of common stock and warrants.

The primary sources of liquidity for the Company going forward are the collection of its accounts receivable and existing cash balances at June 30, 2005. Total receivables were 38 and 33 days of quarterly revenue at June 30, 2005 and December 31, 2004, respectively.

During the past and in 2004, management has taken action in response to the continued softness in IT services in order to preserve cash, including but not limited to significant reductions in headcount, outsourcing certain administrative functions, changing benefit plan insurance carriers, relocating the headquarters office resulting in lower lease obligations, acquiring a business in an industry with more near term growth prospects than IT services, securing a line of credit agreement against its accounts receivable and announcing the plan to divest its IT services segment. Between February 1, 2005 and April 27, 2005, the Company entered into Stock and

Warrant Purchase Agreements with certain accredited investors pursuant to which the Company sold shares of Common Stock and warrants to purchase additional shares of Common Stock resulting in a cash infusion to the Company of approximately $355. In addition, on July 15, 2005 the Company sold its remaining IT services business to FastTech Integrated Solutions LLC, an affiliate of Beverly Hills, California-based private equity firm Skyview Capital, LLC, resulting in cash of approximately $2,300. Management has carefully forecasted its results of operations and financial position through June 30, 2006, and has determined that the remaining cash on hand, together with cash available from the line of credit, proceeds from the sales of Common Stock to accredited investors, proceeds from the sale of the IT services segment, will provide adequate cash to fund its anticipated working capital needs. In the event circumstances arise that are not factored into the forecast, management will take further action to streamline operations and seek financing alternatives.

The following table reflects our contractual cash obligations as of June 30, 2005, excluding interest, due over the indicated periods.

	Payments Due by Period
Contractual Cash Obligations:	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Operating leases, net of anticipated sublet arrangements	$1,611	$1,501	$110	$—	$—

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In June 2005, Advance at Branchburg, LLC (“Advance”) filed a lawsuit against the Company in the Superior Court of New Jersey, Law Division, Somerset County. The lawsuit arises out of a commercial lease agreement between Advance as landlord and Cotelligent as tenant. Specifically, Advance alleges that Cotelligent breached the lease agreement by failing to make base and additional rent payments for the months of March 2005 to the present. Advance seeks payment of all amounts allegedly due under the lease, including base rent, late charges, interest and attorneys’ fees and costs. Advance also seeks “loss of bargain” damages, consisting of all rent due through the end of the lease term, reduced to present value using an interest rate of 6% per annum. The lawsuit does not specify the specific amount of damages sought. At June 30, 2005, the Company has accrued $621 related to the lease obligation, which is classified as part of restructuring liabilities. The accrual covers obligations for base and additional rent and late charges, offset by estimated potential rent from the sublet of the facility. In addition, the Company maintains a $180 security deposit with Advance in connection with the lease, classified as part of other long term assets. At this time, we do not believe this matter will have any impact on our consolidated financial position, results of operations or cash flows other than the amounts already recorded on our financial statements.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

During the fiscal quarter ended June 30, 2005, there were no sales of unregistered securities other than as disclosed by the Company in its Current Reports on Form 8-K

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Not applicable

Item 6. Exhibits

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

COTELLIGENT, INC.

Date: August 12, 2005	/s/ Curtis J. Parker
Curtis J. Parker
Executive Vice President,
Chief Financial Officer and Treasurer