Form 10-K/A
period 2004-12-31
COTELLIGENT INC
filed 2005-09-23
CIK 1004963

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

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

Explanatory Note

On April 15, 2005, Cotelligent, Inc. (“the Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

On April 29, 2005, the Company filed Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 to include the information required by Items 10,11 12 and 13, expected to be incorporated by reference in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders.

This Amendment No. 2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 is being filed in order to:

•	Restate Item 7 for the discussion of liquidity and capital resources for the years ended December 31, 2004 and 2003. Previously, the Company reported cash flows from discontinued operations separately from cash flows from operating, investing and financing activities. The restated liquidity and capital resources discussion reflects the restated condensed consolidated statements of cash flows which now classify cash flows from discontinued operations between cash flows from operating, investing and financing activities.

•	Restate Item 8 for the presentation of consolidated statements of cash flows for the years ended December 31, 2004 and 2003. Previously, the Company reported cash flows from discontinued operations separately from cash flows from operating, investing and financing activities. The restated consolidated statements of cash flows now classify cash flows from discontinued operations between cash flows from operating, investing and financing activities.

In order to preserve the nature and character of the disclosures set forth in such Items as originally filed, this report speaks as of the date of the original filing and we have not updated the disclosures in this report to speak as of a later date. While this report primarily relates to the historical period covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing. All information contained in this Amendment No. 2 is subject to updating and supplementing as provided in our reports filed with the Securities and Exchange Commission subsequent to the date of the original filing of the Annual Report on Form 10-K.

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

Cash used in operating activities was $4,790 for the year ended December 31, 2004 compared to $13,216 for the year ended December 31, 2003. In 2004, the $4,205 net loss, $1,617 decrease in accounts payable, $129 decrease in deferred revenue and $100 adjustment to the valuation allowance for note receivable from a former officer, offset by $768 reduction in accounts receivable, $239 of depreciation and amortization and $143 reduction in prepaid expenses and other current assets were the primary net uses in operating activities. In 2003, the $12,350 net loss, $2,437 reduction in income taxes payable, $2,371 reduction in accounts payable and accrued liabilities, offset by $1,273 unrealized loss on investment in marketable securities, $989 reduction in accounts receivable, $464 increase in deferred revenue, $353 of depreciation and amortization, $335 equity loss from investment in alliance partner and $303 loss on forgiveness of note receivable from acquirer of a previously sold business were the primary net uses in operating activities. The primary sources of liquidity for the Company going forward are the collection of its accounts receivable, cash balances and cash equivalents.

Cash used in investing activities was $563 for the year ended December 31, 2004 compared to $1,159 provided by investing activities for the year ended December 31, 2003. In 2004, the Company used $605 for transaction costs associated with the purchase of On-Site Media, Inc, $258 for the purchase of property and equipment, offset by $200 of payments on a note from the acquirer of a previously sold business and $100 of payments on a note receivable from stockholder. In 2003, the Company was provided $1,080 of payments on a note from the acquirer of a previously sold business and $270 from the investment in a marketable security for services provided by the Company for which the Company had not recognized revenue and $191 of cash paid and costs incurred in connection with an acquisition.

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

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share data)

	For the Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(4,205)	$(12,350)	$(8,723)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	121	176	35
Impairment of long-lived assets	—	177	—
Amortization of identifiable intangible assets	118	—	—
Restricted shares issued in connection with director compensation	31	—	—
Compensation expense resulting from change in terms of stock options	—	74	—
Adjustment to valuation allowance for note receivable from stockholder	(100)	—	—
Equity loss from investment in alliance partner	—	335	512
Unrealized loss on investment in marketable security	—	1,273	1,457
Deferred income taxes, net	—	—	(7,493)
Provision for doubtful accounts	(2)	164	440
Loss on forgiveness of note receivable from acquirer of a previously sold business	—	303	—
Changes in current assets and liabilities:
Accounts receivable	768	989	3,005
Prepaid expenses and other current assets	143	(82)	280
Accounts payable and accrued liabilities	(1,617)	(2,371)	(1,661)
Deferred revenue	(129)	464	(627)
Income taxes, net	69	(2,437)	14,304
Other assets	13	69	82

Net cash provided by (used in) operating activities	(4,790)	(13,216)	1,611

Cash flows from investing activities:
Payments received on note from acquirer of previously sold business	200	1,080	816
Repayment of note receivable from stockholder	100	—	—
Purchases of property and equipment	(258)	—	(486)
Investment in marketable security	—	—	(3,000)
Cash paid for purchase of business	(605)	(191)	—
Dividend received from marketable security	—	270	—

Net cash provided by (used in) investing activities	(563)	1,159	(2,670)

Cash flows from financing activities:
Secured borrowings	386	—	—
Cost of issuing of Common Stock and warrants	(195)	—	—
Net proceeds from issuance of common stock	—	62	(36)

Net cash provided by financing activities	191	62	(36)

Net decrease in cash and cash equivalents	(5,162)	(11,995)	(1,095)
Cash and cash equivalents at beginning of period	5,688	17,683	18,778

Cash and cash equivalents at end of period	$526	$5,688	$17,683

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California on the 21st day of September, 2005.

COTELLIGENT, INC.

By:	/s/ James R. Lavelle
James R. Lavelle
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been singed below by the following persons in the capacities indicated on behalf of Cotelligent, Inc. this 21st day of September 2005.

Signature	Capacity	Date
/s/ James R. Lavelle	Chairman of the Board of Directors, Director and Chief Executive Officer (Principal Executive Officer)	September 21, 2005
James R. Lavelle

/s/ Curtis J. Parker	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	September 21, 2005
Curtis J. Parker

*	Director	September 21, 2005
Harlan P. Kleiman

*	Director	September 21, 2005
Debra J. Richardson

*	Director	September 21, 2005
Tony C. Vickers

	Director	September 21, 2005
Paul D. Frankel

/s/ James R. Lavelle	Attorney-in-Fact*
James R. Lavelle