Form 10-Q/A
period 2005-03-31
COTELLIGENT INC
filed 2005-09-23
CIK 1004963

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

Explanatory Note

On May 13, 2005, Cotelligent, Inc. (“the Company”) filed its Quarterly Report on Form 10-Q for the three months ended March 31, 2005.

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the three months ended March 31, 2005 is being filed in order to:

•	Restate Item 1 for the presentation of condensed consolidated statements of cash flows for the three months ended March 31, 2005 and 2004. Previously, the Company reported cash flows from discontinued operations separately from cash flows from operating, investing and financing activities. The restated condensed consolidated statements of cash flows now classify cash flows from discontinued operations between cash flows from operating, investing and financing activities.

•	Restate Item 2 for the discussion of liquidity and capital resources with respect to cash flows for the three months ended March 31, 2005 and 2004. The restated liquidity and capital resources discussion reflects the restated consolidated statements of cash flows which now classifies cash flows from discontinued operations between cash flows from operating, investing and financing activities.

In order to preserve the nature and character of the disclosures set forth in such Items as originally filed, this report speaks as of the date of the original filing and we have not updated the disclosures in this report to speak as of a later date. While this report primarily relates to the historical period covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our reports filed with the Securities and Exchange Commission subsequent to the date of the original filing of the Quarterly Report on Form 10-Q.

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

COTELLIGENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(975)	$(1,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	26	27
Amortization of identifiable intangible assets	35	—
Restricted shares issued in connection with director compensation	17	—
Provision for doubtful accounts	(9)	7
Changes in current assets and liabilities:
Accounts receivable	88	403
Prepaid expenses and other current assets	6	(16)
Accounts payable and accrued liabilities	448	(258)
Deferred revenue	2	(3)
Income taxes, net	(63)	54
Other assets	—	1

Net cash used in operating activities	(425)	(1,325)

Cash flows from investing activities:
Payments received on note from acquirer of previously sold business	—	200
Purchases of property and equipment	(38)	(33)
Cash paid for purchase of business	—	(78)

Net cash provided by (used in) investing activities	(38)	89

Cash flows from financing activities:
Repayment of secured borrowings	(64)	—
Cost of issuing of Common Stock and warrants	(47)	(183)
Net proceeds from issuance of Common Stock and warrants	155	—

Net cash provided by (used in) financing activities	44	(183)

Net decrease in cash and cash equivalents	(419)	(1,419)
Cash and cash equivalents at beginning of period	526	5,688

Cash and cash equivalents at end of period	$107	$4,269

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

Cash used by operating activities was $425 and $1,325 for the three months ended March 31, 2005 and March 31, 2004, respectively. In the three months ended March 31, 2005, the primary uses of cash by operating activities were $975 net loss and $63 reduction in income taxes payable offset by $448 increase in accounts payable and accrued liabilities, $88 reduction in accounts receivable and $61 of depreciation and amortization. In the three months ended March 31, 2004 the primary uses of cash were $1,540 net loss and $258 decrease in accounts payable and accrued liabilities, offset by $403 reduction in accounts receivable, $54 in incomes taxes and $27 of depreciation and amortization.

Cash used by investing activities was $38 for the three months ended March 31, 2005, compared to cash provided by investing activities of $89 for the three months ended March 31, 2004. In the three months ended March 31, 2005, $38 was used to acquire property and equipment. In the three months ended March 31, 2004 the primary sources from investing activities was $200 of payments received on a note from the acquirer of a previously sold business offset by $78 used to purchase a business and $33 used to acquire property and equipment.

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

COTELLIGENT, INC.

Date: September 21, 2005	/s/ Curtis J. Parker
Curtis J. Parker
Executive Vice President,
Chief Financial Officer and Treasurer