Form 10-Q/A
period 2005-06-30
COTELLIGENT INC
filed 2005-09-23
CIK 1004963

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

Explanatory Note

On August 12, 2005, Cotelligent, Inc. (“the Company”) filed its Quarterly Report on Form 10-Q for the three months ended June 30, 2005.

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the three months ended June 30, 2005 is being filed in order to:

•	Restate Item 1 for the presentation of condensed consolidated statements of cash flows for the six months ended June 30, 2005 and 2004. Previously, the Company reported cash flows from discontinued operations separately from cash flows from operating, investing and financing activities. The restated condensed consolidated statements of cash flows now classify cash flows from discontinued operations between cash flows from operating, investing and financing activities.

•	Restate Item 2 for the discussion of liquidity and capital resources with respect to cash flows for the six months ended June 30, 2005 and 2004. The restated liquidity and capital resources discussion reflects the restated condensed consolidated statements of cash flows which now classify cash flows from discontinued operations between cash flows from operating, investing and financing activities.

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

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,602)	$(2,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	51	55
Amortization of identifiable intangible assets	70	47
Restricted shares issued in connection with director compensation	39	—
Provision for doubtful accounts	8	(16)
Changes in current assets and liabilities:
Accounts receivable	(72)	306
Prepaid expenses and other current assets	(161)	(131)
Accounts payable and accrued liabilities	760	(1,245)
Deferred revenue	(2)	(19)
Income taxes, net	(63)	68
Other assets	—	(44)

Net cash used in operating activities	(972)	(3,420)

Cash flows from investing activities:
Payments received on note from acquirer of previously sold business	—	200
Purchases of property and equipment	(48)	(77)
Cash paid for purchase of business	—	(539)

Net cash used in investing activities	(48)	(416)

Cash flows from financing activities:
Advances of secured borrowings, net	329	—
Cost of issuing of Common Stock and warrants	(57)	(195)
Net proceeds from issuance of Common Stock and warrants	420	—

Net cash provided by (used in) financing activities	692	(195)

Net decrease in cash and cash equivalents	(328)	(4,031)
Cash and cash equivalents at beginning of period	526	5,688

Cash and cash equivalents at end of period	$198	$1,657

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

Cash used by operating activities was $972 for the six months ended June 30, 2005, compared to cash used in operating activities of $3,420 for the six months ended June 30, 2004. In the six months ended June 30, 2005, the primary uses of cash by operating activities were $1,602 net loss, $161 decrease in prepaid expenses and other current assets, $72 decrease in accounts receivable and $63 of income taxes offset by $760 increase in accounts payable and $121 of depreciation and amortization. In the six months ended June 30, 2004 the primary uses of cash used in operating activities were the $2,441 net loss, $1,245 increase in accounts payable, $131 decrease in prepaid expenses and other current assets and a $44 decrease in other assets offset by $306 decrease in accounts receivable and $68 in income taxes.

Cash used by investing activities was $48 for the six months ended June 30, 2005, compared to $416 used for the six months ended June 30, 2004. In the six months ended June 30, 2005, $48 was used to acquire property and equipment. In the six months ended June 30, 2004 the primary sources from investing activities was $200 of payments received on a note from the acquirer of a previously sold business offset by $539 used to purchase a business and $77 used to acquire property and equipment.

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