Form 10-Q
period 2005-09-30
COTELLIGENT INC
filed 2005-11-14
CIK 1004963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act).    Yes  ☐    No  ☒

At November 11, 2005, there were 28,723,629 shares of common stock outstanding.

COTELLIGENT, INC.

INDEX

Part I—Financial Information

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$151	$526
Refundable income taxes	13	16
Accounts receivable, including unbilled accounts of $0 and $2, net of allowance for doubtful accounts of $53 and $60, and $119 and $590 pledged as collateral security, respectively	66	530
Prepaid expenses and other current assets	150	133
Current assets of discontinued operations held for sale	—	160

Total current assets	380	1,365
Property and equipment, net	243	259
Goodwill	2,592	2,592
Other intangibles, net of $223 and $118 of accumulated amortization	779	748
Other assets	180	239
Non-current assets of the discontinued operations held for sale	—	170

Total assets	$4,174	$5,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Secured borrowings	$38	$386
Accounts payable	506	247
Accrued compensation and related payroll liabilities	200	264
Restructuring liabilities	599	425
Other accrued liabilities	187	198
Current liabilities of the discontinued operations held for sale	—	898

Total current liabilities	1,530	2,418
Restructuring liabilities, net of current portion	—	268
Lease deposit on sublet property	—	13
Income taxes payable	—	69

Total liabilities	1,530	2,768

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred Stock, $0.01 par value; 500,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $0.01 par value; 100,000,000 shares authorized, 28,868,229 and 24,984,792 shares issued, respectively	289	250
Additional paid-in capital	82,785	82,801
Accumulated deficit	(80,317)	(79,946)
Treasury stock	(113)	(500)

Total stockholders’ equity	2,644	2,605

Total liabilities and stockholders’ equity	$4,174	$5,373

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$379	$254	$1,243	$564
Cost of services	225	114	570	253

Gross profit	154	140	673	311
Selling, general and administrative expenses	1,035	642	2,279	1,422

Operating loss	(881)	(502)	(1,606)	(1,111)
Other income (expense):
Interest expense	(14)	—	(34)	—
Interest income	1	2	2	89
Other	115	—	141	—

Total other income (expense)	102	2	109	89

Loss from continuing operations before income taxes	(779)	(500)	(1,497)	(1,022)
Income tax expense (benefit)	(5)	(6)	(72)	(2)

Loss from continuing operations	(774)	(494)	(1,425)	(1,020)

Discontinued operations:
Operating income (loss) from discontinued operations, net of income tax expense of $0, $0, $0, $0	485	(545)	(466)	(2,460)
Gain on sale of discontinued operations, net of income tax expense of $0, $0, $0, $0	1,520	—	1,520	—

Income (loss) from discontinued operations	2,005	(545)	1,054	(2,460)

Net income (loss)	$1,231	$(1,039)	$(371)	$(3,480)

Earnings per share:
Basic and diluted—
Loss from continuing operations	$(0.03)	$(0.02)	$(0.05)	$(0.05)
Income (loss) from discontinued operations	0.07	$(0.02)	$0.04	$(0.11)

Net income (loss)	$0.04	$(0.04)	$(0.01)	$(0.16)

Weighted average number of shares outstanding:
Basic and diluted	28,556,208	24,111,621	27,319,695	21,734,044

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(371)	$(3,480)
Adjustments to reconcile net loss from operations to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	86	180
Amortization of identifiable intangible assets	105	—
Restricted shares issued in connection with director compensation	17	—
Gain on sale of discontinued operation	(1,520)	—
Gain on sale of investment in common stock	(141)	—
Provision for doubtful accounts	(11)	(11)
Changes in current assets and liabilities:
Accounts receivable	472	411
Prepaid expenses and other current assets	133	135
Accounts payable and accrued liabilities	(94)	(1,540)
Deferred revenue	(600)	(39)
Income taxes, net	(66)	85
Other assets	—	(44)

Net cash used in operating activities	(1,990)	(4,303)

Cash flows from investing activities:
Payments received on note from acquirer of previously sold business	—	200
Proceeds on sale of discontinued operation, net of selling expenses of $732 and $0	1,568	—
Proceeds on sale of investment in common stock	124	—
Purchases of property and equipment	(70)	(278)
Cash paid for purchase of business	(66)	(605)

Net cash provided by (used in) investing activities	1,556	(683)

Cash flows from financing activities:
Repayments of secured borrowings, net	(348)	—
Cost of issuing of Common Stock and warrants	(13)	(195)
Net proceeds from issuance of Common Stock and warrants	420	—

Net cash provided by (used in) financing activities	59	(195)

Net decrease in cash and cash equivalents	(375)	(5,181)
Cash and cash equivalents at beginning of period	526	5,688

Cash and cash equivalents at end of period	$151	$507

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Supplemental disclosures of cash flow information:
Interest paid	$34	$—
Income taxes paid (refunded)	$6	$(2)
Significant non-cash financing and investing activities:
Repayment of officer notes receivable with severance and bonus compensation	$—	$364
Revaluation of note receivable from stockholder	$—	$403

Detail of acquisition:
Cash	$—	$(36)
Accounts receivable	—	(50)
Prepaid expenses and other current assets	—	(2)
Property and equipment	—	(3)
Other assets	—	(5)
Goodwill	—	(2,592)
Other intangibles	(136)	(866)
Accounts payable	—	106
Accrued compensation	—	50
Other accrued liabilities	—	91
Common stock issued to sellers of acquired business	40	1,815
Warrants issued to sellers of acquired business	—	676
Consideration due sellers of acquired business	30	—
Cash paid in prior period	—	175

Cash paid in current period	(66)	(641)
Cash acquired in acquisition	—	36

Cash used for purchase of business	$(66)	$(605)

See accompanying notes to condensed consolidated financial statements.

COTELLIGENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

Note 1—Summary of Significant Accounting Policies and Practices

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

These financial statements include the accounts of Cotelligent, Inc. and its subsidiaries. The results of acquisitions have been included in the Company’s results from its acquisition date.

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

During the past and in 2005, management has taken action in response to the continued softness in IT services in order to preserve cash, including but not limited to significant reductions in headcount, outsourcing certain administrative functions, changing benefit plan insurance carriers, relocating the headquarters office resulting in lower lease obligations, acquiring a business in an industry with more near term growth prospects than IT services, securing a line of credit agreement against its accounts receivable and announcing the plan to divest its IT services segment. Between February 1, 2005 and April 27, 2005, the Company entered into Stock and Warrant Purchase Agreements with certain accredited investors pursuant to which the Company sold shares of Common Stock and warrants to purchase additional shares of Common Stock resulting in a cash infusion to the Company of approximately $420. In addition, on July 15, 2005 the Company sold its remaining IT services business to FastTech Integrated Solutions LLC, an affiliate of Beverly Hills, California-based private equity firm Skyview Capital, LLC, resulting in cash of approximately $2,300. Management has carefully forecasted its results of operations and financial position through September 30, 2006, and has determined that the remaining cash on hand, together with cash available from the line of credit, proceeds from the sales of Common Stock to accredited investors, proceeds from the sale of the IT services segment, will provide adequate cash to fund its anticipated working capital needs. In the event circumstances arise that are not factored into the forecast, management will take further action to streamline operations and seek financing alternatives.

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

The following table compares net loss and loss per share as reported, to the pro forma amounts that would be reported had compensation expense been recognized for our stock-based compensation plans in accordance with the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss), as reported	$1,231	$(1,039)	$(371)	$(3,480)
Deduct: Stock-based compensation expense determined under fair value based method for awards net of related tax expense, if applicable	18	5	59	165

Pro forma net loss	$1,213	$(1,044)	$(430)	$(3,645)

Income (loss) per share, as reported:
Basic and diluted	$0.04	$(0.04)	$(0.01)	$(0.16)

Pro forma income (loss) per share:
Basic and diluted	$0.04	$(0.04)	$(0.02)	$(0.17)

On December 16, 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), Share-Based Payment (FAS 123R), which replaces FAS 123 and supercedes APB 25, Securities and Exchange Commission (“SEC”) registrants were originally required to adopt FAS 123R’s provisions at the beginning of this first interim period after June 15, 2005. On April 14, 2005, the SEC announced the registrants could delay adoption of FAS 123R’s provisions until the beginning of their next fiscal year. We currently expect to adopt FAS123R on January 1, 2006, which will require us to measure the cost of employee services received in exchange for an award of equity instruments, such as stock options, based on the fair value of an award on the grant date. This cost must be recognized in the statement of operations over the vesting period of the award.

Reclassifications

Certain reclassifications have been made in the prior year’s financial statements to conform to the presentation in the current period.

Note 2—Changes in Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Accum. Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2004	24,984,792	$250	$82,801	$(79,946)	644,600	$(500)	$2,605
Issuance of Common Stock in connection with private placement	3,550,000	35	168	—	—	—	203
Issuance of Warrants in connection with private placement	—	—	217	—	—	—	217
Cost of registering and issuing securities in connection with private placement	—	—	(57)	—	—	—	(57)
Issuance of Common Stock from treasury stock	—	—	(387)	—	(500,000)	387	—
Issuance of Common Stock in connection with acquisition of business	202,667	3	27	—	—	—	30
Issuance of Common Stock in connection with director compensation	130,770	1	16	—	—	—	17
Net loss	—	—	—	(371)	—	—	(371)

Balance at September 30, 2005	28,868,229	$289	$82,785	$(80,317)	144,600	$(113)	$2,644

Note 3—Acquisitions

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

The Company has obtained an independent valuation for the aggregate consideration paid for the acquisition of OnSite as follows.

Total liabilities assumed	$(247)
Total tangible assets acquired	96
Identifiable intangible assets:
Software	73
Customer contracts	98
Archived content video library	695
Goodwill	2,592

Total aggregate consideration paid	3,307

The changes in carrying amounts of goodwill and other intangibles related to the acquisition of OnSite for the nine months ended September 30, 2005 were as follows.

	Goodwill	Other Intangibles
Balance at December 31, 2004	$2,592	$748
Amortization expense	—	(105)

Balance at September 30, 2005	$2,592	$643

The Company has ascribed useful lives to the identifiable intangible assets that range from 2 to 20 years.

Immediately following the close of the transaction, with the issuance of 10,679,608 shares of Cotelligent Common Stock, the former OnSite stockholders owned 43% of the total shares of Cotelligent Common Stock then outstanding.

California Visitors Network

Watchit Media, Inc. acquired California Visitors Network on September 15, 2005. California Visitors Network, a California based narrowcaster, presents point of interest television programming with embedded advertising to hotels. Pursuant to the Asset Purchase Agreement, dated September 15, 2005, at closing Watchit paid $50 in cash to the seller and issued 246,667 unregistered chares of Cotelligent’s common stock having a fair market value of $40. In addition, the Asset Purchase Agreement requires Watchit to deliver an additional $30 in cash six months after the date of acquisition. The Company incurred $16 of expenses in connection with the acquisition.

Subsequent to September 15, 2005, the Company reduced the number of unregistered shares issued in connection with the acquisition of California Visitors Network by 44,000 in order to satisfy obligations of the predecessor owner.

Because the acquisition was completed on September 15, 2005, the Company has not been able to complete a valuation of the net assets acquired. The Company intends to obtain a valuation of the net assets in the near term from which it may derive an allocation between identifiable assets and goodwill. At September 30, 2005 the Company included the total investment in California Visitors Network of $136 in other intangibles.

The results of acquired businesses were included in the Company’s results of operations from the respective acquisition dates.

In accordance with SFAS No. 141, “Business Combinations,” the following unaudited pro forma information for the three and nine months ended September 30, 2005 and 2004, gives effect to the acquisitions of OnSite Media, Inc., and California Visitors Network as if the acquisitions were completed as of the beginning of the periods reported below.

	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Pro forma revenues	$394	$269	$1,288	$818

Pro forma loss from continuing operations before income taxes	$(770)	$(491)	$(1,470)	$(900)

Pro forma loss from continuing operations	$(765)	$(485)	$(1,398)	$(901)

Pro forma loss per share, basic and diluted	$(0.03)	$(0.02)	$(0.05)	$(0.04)

Note 4—Restructuring Programs

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

The following summarizes the activity and balances for these restructuring programs for the nine months ended September 30, 2005.

	September 2001	August 2003	October 2004		Total
	Facilities Closure	Severance & Benefits	Severance	Facilities Closure
Balance at December 31, 2004	$616	$9	$44	$24	$693
Spending, net of sublease receipts on facilities	(28)	(9)	(33)	(24)	(94)

Balance at September 30, 2005	$588	$—	$11	$—	$599

Note 5—Discontinued Operations

Prior to December 31, 2004, the Company entered into a plan to divest its IT services segment. The following financial data reflects the total assets and total liabilities of the discontinued operations as of September 30, 2005 and December 31, 2004 and summary of operating results for the three and nine months ended September 30, 2005 and 2004.

Assets and Liabilities of Discontinued Operations:

	September 30, 2005	December 31, 2004
Assets
Prepaid expenses and other	$—	$160

Total current assets of discontinued operations held for sale	—	160

Property and equipment, net of accumulated depreciation of $0 and $156	—	170

Total non-current assets of discontinued operations held for sale	—	170

Total assets of discontinued operations held for sale	—	330

Liabilities
Accounts payable	—	36
Accrued compensation	—	262
Deferred revenue	—	600

Total current liabilities of discontinued operations	—	898

Net liabilities of discontinued operations held for sale	$—	$568

Summary of Operating Income (Loss) from Discontinued Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$730	$1,571	$2,664	$5,339
Cost of services	60	892	1,044	2,937

Gross profit	670	679	1,620	2,402
Selling, general and administrative expenses	185	1,282	2,086	4,920
Restructuring benefit	—	(58)	—	(58)

Operating income (loss)	485	(545)	(466)	(2,460)
Total other income	—	—	—	—

Income (loss) from operations before income taxes	485	(545)	(466)	(2,460)
Income tax expense	—	—	—	—

Income (loss) from operations	485	(545)	(466)	(2,460)
Gain on sale of discontinued operations	1,520	—	1,520	—

Income (loss) from discontinued operations	$2,005	$(545)	$1,054	$(2,460)

On July 13, 2005, the Company’s stockholders approved the sale of the IT services business located at Broomall, Pennsylvania, the remaining component of the discontinued operations, pursuant to an Asset Purchase Agreement, dated as of April 1, 2005, as amended on June 27, 2005 (the “Asset Purchase Agreement”) by and among the Company and certain of its subsidiaries and FastTech Integrated Solutions, LLC, an affiliate of Beverly Hills, California-based private equity firm Skyview Capital, LLC. The sale was completed July 15, 2005. Under terms of the Asset Purchase Agreement, aggregate consideration for the business included: cash at closing of $2,300, subject to closing date adjustments and an earn-out of up to $1,450 if certain future revenue targets are attained over the three years following completion of the sale.

Note 6—Weighted Average Number of Shares Outstanding

There were no reconciling items between the numerator and denominator used to compute basic and diluted loss per share for the periods presented in the condensed consolidated statements of operations. The Company had outstanding stock options, and warrants of 12,691,511 and 7,683,291 at September 30, 2005 and 2004 respectively, that were not included in EPS for those relevant periods because the Company reported a loss from continuing operations resulting in an antidilutive effect.

Note 7—Segment Information

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

Narrowcasting. Creative media development, private venue video programming, installation and integration of Internet protocol (IP) digital technology, presenting video content, distribution, scripting and playback via Broadband to private video networks.

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

Note 8—Lawsuit

In June 2005, Advance at Branchburg, LLC (“Advance”) filed a lawsuit against the Company in the Superior Court of New Jersey, Law Division, Somerset County. The lawsuit arises out of a commercial lease agreement between Advance as landlord and Cotelligent as tenant. Specifically, Advance alleges that Cotelligent breached the lease agreement by failing to make base and additional rent payments for the months of March 2005 to the present. Advance seeks payment of all amounts allegedly due under the lease, including base rent, late charges, interest and attorneys’ fees and costs. Advance also seeks “loss of bargain” damages, consisting of all rent due through the end of the lease term, reduced to present value using an interest rate of 6% per annum. The lawsuit does not specify the specific amount of damages sought. Advance initially obtained an entry of default against the Company but the default was vacated in September 2005 by Advance’s consent. The Company then filed an answer to Advance’s complaint, along with a counterclaim for the return of its security deposit. At September 30, 2005, the Company has accrued $588 related to the lease obligation, which is classified as part of restructuring liabilities. The accrual covers obligations for base and additional rent and late charges, offset by estimated potential rent from the sublet of the facility. In addition, the Company maintains a $180 security deposit with Advance in connection with the lease, classified as part of other long term assets.

Note 9—Subsequent Event

On October 7, 2005, the Company’s Board of Directors approved the issuance of 2,275,000 fully vested stock options under the Company’s 2000 Long-Term Incentive Plan to five senior and executive managers of the Company. Total stock options outstanding after the October 7, 2005 grant were 6,075,000.

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

It became evident to us that the outlook for spending in IT services would continue to be uncertain without any clear indication of when a turnaround could be expected. Accordingly, in August 2003, the Company terminated the majority of its senior executive staff along with most of the sales and business development organization. At the same time we aggressively engaged our existing clients and committed ourselves to supporting their project requirements. In some cases we have been successful in securing longer term commitments. By scaling back expenses and focusing intensely on generating business from our long term clients we began to stabilize our revenue trend allowing us to move forward in our attempt to restore profitability and positive cash flow.

Throughout the remainder of 2003, the Company continued to reduce headcount and looked closely at expense activity to scale back and streamline operating costs in line with revenue. The Philadelphia-based operation that supports Cotelligent’s sales force automation application FastTrack achieved stable revenue over the past several years and our clients continued to give us high marks for performance and client service. In addition, the core team responsible for our custom software development activities helped us to take advantage of recurring projects with existing clients. By keeping only the top sales account executives and account managers, we lowered our selling cost and improved our client relationships and retention.

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

In November 2004, we announced our plan to divest our entire IT services and solutions business and change our name to Watchit Media, Inc. allowing us to focus all of our attention on narrowcasting. On July 13, 2005, the Company’s stockholders approved the sale of the IT services business located at Broomall, Pennsylvania, the remaining component of our discontinued operations, pursuant to an Asset Purchase Agreement, dated as of April 1, 2005, as amended on June 27, 2005 (the “Asset Purchase Agreement”) entered into between the Company and certain of its subsidiaries and FastTech Integrated Solutions, LLC, an affiliate of Beverly Hills, California-based private equity firm Skyview Capital, LLC. The transaction was completed on July 15, 2005. Pursuant to the Asset Purchase Agreement, aggregate consideration for the business included: cash at closing of $2,300, subject to closing date adjustments, and an earn-out of up to $1,450 if certain future revenue targets are attained over the three years following completion of the sale.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

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

Revenues

Revenues increased $125, or 49%, to $379 in the three months ended September 30, 2005, from $254 in the three months ended September 30, 2004. The increase in revenues resulted from marketing efforts and a corresponding expansion of business.

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

Clients also pay us on a time and materials basis for the production of video content. In the gaming and hospitality industry, our clients tend to require frequent changes to the content we produce for them. Video content pertaining to their entertainment, casino games, cross promotions, and activities are among the dynamic video content we produce.

In addition, Watchit Media provides the service of securing hardware, software and installation and training services from third parties. Clients re-imburse Watchit for hardware and software and are charged an installation and training service fee in connection with these in installations.

Gross Profit

Gross profit increased $14, or 10%, to $154 in the three months ended September 30, 2005, from $140 in the three months ended September 30, 2004. The increase in gross profit resulted from marketing efforts and a corresponding expansion of business.

As a percentage of revenues, the gross margin decreased to 41% in the three months ended September 30, 2005, from 55% in the three months ended September 30, 2004. The decrease in gross margin was the result of increased revenues related to hardware and software expenses passed through to clients with a nominal mark-up.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $393, or 61%, to $1,035 in the three months ended September 30, 2005, from $642 in the three months ended September 30, 2004. The increase in selling, general and administrative expenses was the result of increased staff and associated expenses. In addition, corporate selling, general and administrative expense was allocated between the narrowcasting and IT services segment. Upon completion of the divestiture of the remaining component of the IT services segment on July 15, 2005, corporate selling, general and administrative expenses were allocated solely to the narrowcasting segment.

Other Income (Expense)

Other income (expense) consists of interest income, interest expense and other income.

Interest expense, net of interest income, was $13 for the three months ended September 30, 2005 compared to interest income, net of interest expense of $2 for the three months ended September 30, 2004. The decrease in net interest income was the result of lower cash balances on hand coupled with interest expense on secured borrowings that commenced in October of 2004.

Other income of $115 was the result of gains on the sales of common stock of Bluebook International Holding Company, Inc., which previously had been written down to a zero book value.

Income Tax Benefit

The Company recognized income tax benefits of $5 for the three months ended September 30, 2005, and $6 for the three months ended September 30, 2004, which represented refunds of state income taxes.

Discontinued Operations

Discontinued operations comprised the IT services segment and included the operating results of businesses placed into discontinued operations and the gain on the sale of the remaining component of the discontinued operations.

The income from discontinued operations of $485 for the three months ended September 30, 2005 compared to the loss from discontinued operations of $545 for the three months ended September 30, 2004 and consisted of the operating results of the discontinued operations. The improvement in operating performance in 2005 was the result of recognizing previously deferred revenues of $600 on the sale of software licenses, coupled with the effect of only operating the remaining component of discontinued operations through July 15, 2005, the date upon which it was sold, compared to three months in the prior year.

The gain on the sale of the discontinued operations of $1,520 for the three months ended September 30, 2005, was the result of the gain on the sale of the remaining component of discontinued operations on July 15, 2005.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Revenues

Revenues increased $679, or 120%, to $1,243 in the nine months ended September 30, 2005, from $564 in the nine months ended September 30, 2004. Effective with the acquisition of OnSite Media, Inc. on March 2, 2004, the Company commenced reporting revenues under its narrowcasting segment. The increase in revenues resulted from marketing efforts and a corresponding expansion of business together with the full nine months effect of including revenue resulting from the March 2, 2004 acquisition.

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

Clients also pay us on a time and materials basis for the production of video content. In the gaming and hospitality industry, our clients tend to require frequent changes to the content we produce for them. Video content pertaining to their entertainment, casino games, cross promotions, and activities are among the dynamic video content we produce.

In addition, Watchit Media provides the service of securing hardware, software and installation and training services from third parties. Clients re-imburse Watchit for hardware and software, and are charged an installation and training service fee in connection with these in installations.

Gross Profit

Gross profit increased $362, or 116%, to $673 in the nine months ended September 30, 2005, from $311 in the nine months ended September 30, 2004. Effective with the acquisition of OnSite Media, Inc. on March 2, 2004, the Company commenced reporting revenues under its narrowcasting segment. The increase in gross profit resulted from marketing efforts and a corresponding expansion of business, together with the full nine months effect of including revenue resulting from the March 2, 2004 acquisition.

As a percentage of revenues, the gross margin decreased to 54% in the nine months ended September 30, 2005, from 55% in the nine months ended September 30, 2004. The decrease in gross margin was the result of increased revenues related to hardware and software expenses passed through to clients with a nominal mark-up.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $857, or 60%, to $2,279 in the nine months ended September 30, 2005, from $1,422 in the nine months ended September 30, 2004. The increase in selling, general and administrative expenses was the result of increased staff, marketing programs and development of new proprietary video programming not yet introduced to clients. In addition, corporate selling, general and administrative expense was allocated between the narrowcasting and IT services segment. Upon completion of the divestiture of the remaining component of the IT services segment on July 15, 2005, corporate selling, general and administrative expenses were allocated solely to the narrowcasting segment.

Other Income (Expense)

Other income (expense) consists of interest income and interest expense.

Interest expense, net of interest income, was $32 for the nine months ended September 30, 2005 compared to interest income, net of interest expense of $89 for the nine months ended September 30, 2004. The decrease in net interest income was the result of lower cash balances on hand coupled with interest expense on secured borrowings that commenced in October of 2004.

Other income of $141 was the result of gains on the sales of common stock of Bluebook International Holding Company, Inc., which had previously been written down to a zero book value.

Income Tax Benefit

The Company recognized an income tax benefit of $72 for the nine months ended September 30, 2005 which resulted from the reversal of an accrual for income tax contingencies of $69 and state tax refunds of $3.

The Company recognized an income tax benefit of $2 for the nine months ended September 30, 2004 which represented state tax refunds.

Discontinued Operations

Discontinued operations comprised the IT services segment and included the operating results of businesses placed into discontinued operations and the gain on the sale of the remaining component of discontinued operations.

The loss from discontinued operations of $466 for the nine months ended September 30, 2005 compared to a loss from discontinued operations of $2,460 for the nine months ended September 30, 2004 and consisted of the operating results of the discontinued operations. The improvement in operating performance in 2005 was the result of recognizing previously deferred revenues of $600 on the sale of software licenses, coupled with the effect of only operating the remaining component of discontinued operations through July 15, 2005, the date upon which it was sold, compared to nine months in the prior year.

The gain on the sale of the discontinued operations of $1,520 for the nine months ended September 30, 2005 was the result of the gain on the sale of the remaining component of discontinued operations on July 15, 2005.

LIQUIDITY AND CAPITAL RESOURCES

In recent years, the Company has financed its operations principally through its own cash resources.

Cash used in operating activities was $1,990 for the nine months ended September 30, 2005, compared to cash used in operating activities of $4,303 for the nine months ended September 30, 2004. In the nine months ended September 30, 2005, the primary uses of cash in operating activities were $1,520 of gain recognized on sale of discontinued operations, $600 decrease in deferred revenue and $371 net loss, offset by $472 decrease in accounts receivable, $133 decrease in prepaid expenses and other current assets and $191 of amortization of identifiable assets and depreciation of property and equipment. In the nine months ended September 30, 2004, the primary uses of cash in operating activities were $3,480 net loss and $1,540 decrease in accounts payable and accrued liabilities, offset by $411 decrease in accounts receivable.

Cash provided by investing activities was $1,556 for the nine months ended September 30, 2005, compared to $683 used for the nine months ended September 30, 2004. In the nine months ended September 30, 2005, the primary source from investing activities was $1,568 of net proceeds on the sale of a discontinued operation. In the nine months ended September 30, 2004 the primary sources from investing activities were $200 of payments received on a note from the acquirer of a previously sold business offset by $605 used to purchase a business and $278 used to acquire property and equipment.

Cash provided by financing activities was $59 in the nine months ended September 30, 2005, which consisted of $420 of cash provided by financing activities from the issuance of common stock and warrants, offset by $348 of net repayments of advances against secured borrowings and $13 of expenses incurred for the issuance of common stock and warrants. Cash used by financing activities was $195 for the nine months ended September 30, 2004 which comprised the cost of issuing common stock and warrants.

The primary sources of liquidity for the Company going forward are the collection of its accounts receivable and existing cash balances at September 30, 2005. Accounts receivables of the continuing operations were 25 and 36 days of quarterly revenues of the continuing operations at September 30, 2005 and December 31, 2004, respectively.

During the past and in 2004, management has taken action in response to the continued softness in IT services in order to preserve cash, including but not limited to significant reductions in headcount, outsourcing certain administrative functions, changing benefit plan insurance carriers, relocating the headquarters office resulting in lower lease obligations, acquiring a business in an industry with more near term growth prospects than IT services, securing a line of credit agreement against its accounts receivable and announcing the plan to divest its IT services segment. Between February 1, 2005 and April 27, 2005, the Company entered into Stock and Warrant Purchase Agreements with certain accredited investors pursuant to which the Company sold shares of Common Stock and warrants to purchase additional shares of Common Stock resulting in a cash infusion to the Company of approximately $420. In addition, on July 15, 2005 the Company sold its remaining IT services business to FastTech Integrated Solutions LLC, an affiliate of Beverly Hills, California-based private equity firm Skyview Capital, LLC, resulting in cash of approximately $2,300. Management has carefully forecasted its results of operations and financial position through September 30, 2006, and has determined that the remaining cash on hand, together with cash available from the line of credit, proceeds from the sales of Common Stock to accredited investors, proceeds from the sale of the IT services segment, will provide adequate cash to fund its anticipated working capital needs. In the event circumstances arise that are not factored into the forecast, management will take further action to streamline operations and seek financing alternatives.

The following table reflects our contractual cash obligations as of September 30, 2005, excluding interest, due over the indicated periods.

Contractual Cash Obligations:	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Operating leases	$1,422	$1,422	$—	$—	$—

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In June 2005, Advance at Branchburg, LLC (“Advance”) filed a lawsuit against the Company in the Superior Court of New Jersey, Law Division, Somerset County. The lawsuit arises out of a commercial lease agreement between Advance as landlord and Cotelligent as tenant. Specifically, Advance alleges that Cotelligent breached the lease agreement by failing to make base and additional rent payments for the months of March 2005 to the present. Advance seeks payment of all amounts allegedly due under the lease, including base rent, late charges, interest and attorneys’ fees and costs. Advance also seeks “loss of bargain” damages, consisting of all rent due through the end of the lease term, reduced to present value using an interest rate of 6% per annum. The lawsuit does not specify the specific amount of damages sought. Advance initially obtained an entry of default against the Company but the default was vacated in September 2005 by Advance’s consent. The Company then filed an answer to Advance’s complaint, along with a counterclaim for the return of its security deposit. At September 30, 2005, the Company has accrued $588 related to the lease obligation, which is classified as part of restructuring liabilities. The accrual covers obligations for base and additional rent and late charges, offset by estimated potential rent from the sublet of the facility. In addition, the Company maintains a $180 security deposit with Advance in connection with the lease, classified as part of other long term assets. At this time, we do not believe this matter will have a material impact on our consolidated financial position, results of operations or cash flows other than the amounts already recorded on our financial statements.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

(a)	We held a Special Meeting of Stockholders of Cotelligent, Inc. on July 13, 2005. At the meeting, the stockholders approved the sale of substantially all of the assets used in the operation of Cotelligent’s sales force automation software and services solutions business (the “Transaction”) pursuant to an Asset Purchase Agreement, dated April 1, 2005, as amended, among Fast Track, LLC, Cotelligent, Inc. and certain of Cotelligent, Inc.’s subsidiaries.
(b)	Set forth below is a description of the matters voted upon at the Special Meeting of Stockholders of Cotelligent, Inc., including the number of votes cast for, as well as the number of votes withheld and broker non-votes, as to the Transaction.

Proposal I—

To approve the Transaction pursuant to an Asset Purchase Agreement, dated April 1, 2005, as amended, among Fast Track LLC, Cotelligent, Inc. and certain of Cotelligent, Inc.’s subsidiaries.

For                  15,538,079

Withheld                18,040

Proposal II—

To adjourn or postpone the special meeting on one or more occasions if a quorum is not present or if sufficient votes in favor of the Transaction are not received by the time scheduled for the special meeting or any adjournment or postponement thereof.

For                  14,915,259

Withheld              440,322

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

Reports on Form 8-K

Current Report on Form 8-K, dated July 15, 2005, with the Securities and Exchange Commission in connection with the sale of substantially all of the assets related to the Company’s sales force automation software and solution business.

Current Report on Form 8-K, dated September 15, 2006, with the Securities and Exchange Commission in connections with the acquisition of California Visitors Network.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COTELLIGENT, INC.

Date: November 14, 2005	/s/ Curtis J. Parker
Curtis J. Parker Executive Vice President, Chief Financial Officer and Treasurer