Form 10-K
period 2005-12-31
WATCHIT MEDIA, INC.
filed 2006-04-17
CIK 1004963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File Number 0-27412

WATCHIT MEDIA, INC.

Delaware

94-3173918

(State of incorporation)	(I.R.S. ID)

655 Montgomery Street, Suite 1000, San Francisco, CA 94111

(415) 477-9900

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock ($.01 par value)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in the Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,700,261 based on the closing price of $0.10 of the registrant’s Common Stock as reported on the OTC Bulletin Board on June 30, 2005.

The number of shares of the registrant Common Stock outstanding as of April 13, 2006 was 33,668,896.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of this registrant’s definitive proxy statement for its 2004 annual meeting to be filed with the SEC no later than 120 days after the end of the fiscal year are incorporated by reference in Part III of this Annual Report on Form 10-K.

WATCHIT MEDIA, INC.

FORM 10-K

For The Fiscal Year Ended December 31, 2005

INDEX

Part I

Item 1.	Business

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

Part II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Item 9B.	Other Information

Part III

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accountant Fees and Services

Part IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Signatures

PART I

Item 1.    Business

COMPANY OVERVIEW

During 2005, we operated two distinct business units; narrowcasting and Information Technology (“IT”) services. Our IT services business operated under the name of Cotelligent, Inc. and the narrowcasting business operated under the name of our wholly-owned subsidiary Watchit Media, Inc. In July 2005 we divested our IT services business to focus our strategy taking advantage of growth factors in the narrowcasting sector of the media industry. As part of this transformation we merged Watchit Media, Inc. into us and changed our name from Cotelligent,  Inc. to Watchit Media, Inc.

On December 8, 2005, Watchit Media, Inc. (OTCBB-WMDA) changed the company’s ticker symbol to WMDA from CGZT. The change in the company’s ticker symbol reflects its change in identity from Cotelligent, Inc to Watchit Media, Inc. The company is in the process of transitioning all aspects of its former brand, name and identity to Watchit Media, Inc.

Watchit Media, Inc. uses digital media to produce and present television programming to out-of-home place based private television networks (narrowcasting). These private television networks are in both consumer and commercial environments. The convergence of television and the Internet has enabled new rapidly growing applications and markets to evolve. According to a leading market research firm, world-wide spending on narrowcasting was approximately $630 million in 2004 and is expected to grow to over $2.0 billion in 2009.

Watchit Media’s clients are among the largest gaming, lodging and hospitality companies in the world. Today Watchit produces and presents television programming and advertising using digital and Internet Protocol (IP) technology to over 100 gaming, lodging and hospitality venues in Nevada, New Jersey, California, Oregon, Indiana, Mississippi and Louisiana, Missouri, Illinois and Iowa. We produce and present all of our television programming from our creative media center and television studio in Las Vegas, Nevada.

Watchit has significant market share in the gaming and hospitality markets. Forty nine of our clients and approximately 52,000 of the hotel rooms we present our television programming and advertising to are in Las Vegas, Nevada. This represents 47% market share of the available gaming related hotel rooms in this market. Watchit produces and presents its television programming on the gaming floor, in the registration center, in common areas, in restaurants, on outdoor signs and in hotel rooms. Our in-room programming reaches over 17,000,000 viewers a year.

In hotel rooms, we present our clients own brand advertising and The Watchit Television Network (WTN). WTN is formatted in topic-specific templates that allows our television programming to be easily changed by our client to match the demographic profile of WTN’s audience. In most case our clients license the use of Watchit’s Manageit Enterprise IP television network platform by simply using a browser. Channels on WTN include sports, entertainment, visitor, music, business and others. The difference between WTN and broadcast / cable television is that Watchit’s channels present the hotel’s own brand advertising as part of its programming. The cost of similar advertising time on broadcast and cable television would be cost prohibitive. We also sell advertising time to third party advertisers on WTN that matches guest demographic profiles. We’re able to offer our advertisers audiences that are both targeted and engaged.

Lodging and hospitality companies are seeking ways of differentiating their brand and building brand loyalty. Watchit gives these organizations a way, using their private television channels and systems, to accomplish this goal with quality television programming and high-impact advertising. Our clients rely on us to i) produce their television content ii) provide the television network for their private televison channels and iii) sell advertising time on their private television networks to third party advertisers.

Our business and financial models are highly scalable and combine the strength of high-impact relevant television programming in the gaming, lodging and hospitality markets with our experience and competency in Internet and interactive technology. We believe our narrowcasting and Internet technology capabilities favorably differentiate us giving us a competitive advantage.

Company History

Cotelligent, Inc. was founded in February 1993. In February 1996 we executed a transaction that merged four regional IT service and consulting firms at the same time the Company issued common stock in an initial public offering on the NASDAQ Stock Market. At that time, several factors favorably influenced our future opportunities including:

1) Growth in demand for the outsourcing of information technology services;

2) High fragmentation in the implementation services market with over three thousand private IT services firms in the US market generating over $1.0 million in revenue each;

3) The absence of a ‘market leader’ among companies in the IT services competitive environment; and,

4) The influx of capital in the public markets fueling growth companies.

By May 1999 Cotelligent was generating approximately $340 million in revenue with 32 offices in 5 countries. During this period Cotelligent acquired 24 private businesses and integrated them into our operating structure. In February 1998 we moved from the NASDAQ Stock Market and began listing our stock on the New York Stock Exchange. In March 1998 we executed a successful follow-on stock offering raising $65 million. At the close of this transaction, we had a market capitalization of approximately $500 million. We also had a $100 million line of credit with a syndicate of five banks led by Fleet Bank.

Revenue and profit began declining in Q2 1999. A trend of losses and negative cash flow followed. Our business declined through March 2000 and at the end of March our Company announced the divestiture of a significant part of our business related to IT staffing. On June 30, 2000 we sold 20 of our offices for $130 million. After the settlement of our bank debt and other payments, we had approximately $44 million in cash remaining.

On July 1, 2000, we refined our business focus by concentrating on projects involving Internet business applications in the enterprise. Unfortunately, six months later, the dot com bubble burst and in September 2001, terrorists attacked the United States. The negative impact of the attack affected all sectors of our economy, especially technology. Our clients began deferring projects to future periods. Our sales prospects began delaying decisions. At the same time the impact of cheap off-shore labor in the IT services sector materially and adversely affected the competitive environment.

In April 2003 we announced our plans to seek a merger partner. The ideal merger candidate would have the following attributes:

•                                          Compete in an industry showing rapid growth;

•                                          Have a strong reputation and reliable product or service;

•                                          Demonstrate the ability to grow revenue, profit and cash;

•                                          Have greater opportunity when combined with our business; and

•                                          Give Cotelligent the ability to dramatically improve stock performance.

We evaluated several hundred companies in a variety of industries. Our market research indicated the narrowcasting sector of the media industry demonstrated the potential for dynamic growth in the years ahead. In March 2004 we acquired Las Vegas-based OnSite Media, Inc. Cotelligent created Watchit Media, Inc., a wholly-owned subsidiary of Cotelligent at the closing of the OnSite Media transaction.

The Onsite Media, Inc. Acquisition / Watchit Media, Inc.

Cotelligent, Inc. had been in the business of providing complete business solutions, specializing in mobile business and Web services solutions, to extend information technology beyond the desktop all the way to the mobile enterprise to businesses in the US. By acquiring OnSite Media, Inc., a narrowcasting service provider, we entered the dynamic and growing business.

Our vision is to become the preeminent producer of television programming and advertising on out-of-home place based private television networks. We also believe our capabilities in wireless technology, when combined with our television production, gives us the ability to enter interactive and mobile entertainment markets.

Over the past several years as Internet, video media and wireless technology have advanced, costs have come down and technical capabilities have dramatically improved. The convergence of Internet, video media and wireless technologies represents ‘the next great trend’ for consumers and commercial enterprise. For over seven years, Cotelligent had been developing Internet-based business application systems and media in both connected and disconnected environments. In addition, Cotelligent’s FastTrack sales force automation business software and JAS Middleware proprietary products supported over 5000 users. Cotelligent’s experience in providing IT services in these areas of technology in hundreds of business environments is well documented.

As the influence, quality and availability of video media has improved, more sophisticated approaches to employing video have emerged. The result has been the evolution of a new sector of the media industry called narrowcasting. As opposed to broadcast and cable television, narrowcasting is the programming of video content driven to captive audiences through private television systems. These captive audiences may be customers, guests, constituents, attendees, trainees and many other such audiences.

The Narrowcasting industry is transitioning from the ‘early adapter’ to ‘growth phase’ in the U.S.  According to InfoTrends / CAP Ventures, a market research firm, spending on Narrowcasting products and services in 2004 was approximately $630 million and spending is projected to grow to over $2.0 billion by 2009.  While growth in narrowcasting has been projected in the past, it was not until recently that rapid adoption became possible because the only true method of delivery (flat LCD or Plasma screens) was too expensive.

In 2004, this and other delivery hardware became affordable and costs are projected to continue to fall in the years ahead. As with many early stage industries, the narrowcasting competitive landscape is highly fragmented with many small private businesses providing video content, equipment, technical services and related support to a variety of vertical markets across the U.S.

Watchit uses the Internet, digital video and computer editing technology to produce and move content from Watchit’s creative media and television studio to our client’s venues. Watchit’s responsiveness and the high level of reliability of Watchit’s video infrastructure have distinguished the Company as a leader in this market over the past twelve years. In December 2005 Watchit moved into a new, state-of-the-art facility in Las Vegas, Nevada that gives the Company the ability to create, produce and present dynamic, highly customized television programming and advertising in conventional or HD format anywhere in the world.

A private venue in virtually any commercial or government environment can use a private television network to entertain, inform, educate and influence an audience once it understands that audience’s profile.  The premise of Watchit’s television programming for its clients private television networks is based on the fact that every private venue (whether retail store, recreation facility, business office, class room, hotel, etc.) has a captive audience that is demographically specific, predictable and consistent.

By analyzing and understanding the demographic and related data for each venue’s profile, Watchit is able to develop highly targeted television programming and advertising appealing specifically to and therefore influencing each captive audience. We focus our video content on what is of greatest appeal and interest to each captive audience. As a result Watchit is far more likely to attract their attention and influence their behavior. Whether the desire is to influence a buying decision, establish brand awareness and loyalty, build a connection with a customer or educate a trainee, Watchit Media’s approach to our television programming on private television networks has the most immediate impression on the captive audience.

Our strategy has been to grow Watchit’s existing service business and build distribution to provide a stream of revenue which is predictable and recurring. We have one and two year exclusive renewable contracts with each of our clients. Our contracts provide our clients with a license to use our Internet infrastructure for the transmission of televison programming to their private televison systems and channels.

We also generate revenue from clients that choose to outsource their television production activities  to Watchit. These have been our primary sources of revenue for the past twelve years. While most of Watchit’s historical revenue has been generated from contracts and television production services, our business and financial model since mid-2005 includes revenue derived from third party advertising on the Watchit Televison Network (WTN).

An example of WTN proprietary programming is Watchit Gaming Television Network (WGTN), a television channel offering programming related to learning casino games. Our research indicates a high demand for a new, innovative approach to televised gaming instruction. WGTV is a television experience that includes both venue specific and third party advertising that will be relevant to our target audience. Watchit Business Television Network, Watchit Visitor Television Network and Watchit Music Television Network are other examples of proprietary television programming.

A technological extension of our proprietary programming model involves the use of Internet Protocol (IP) to enable an interactive connection for hotel room guests. Internet technology infrastructure can be presented to provide our audience with a mechanism to take immediate action and make buying decisions. We are currently in discussions with technology companies that have developed interactive services that are well suited to this application in the hospitality and gaming sectors.

Summary

We are executing a strategy that combines our technical and video media expertise to elevate narrowcasting to the next level for the hospitality and gaming market. Our business and financial models have been developed around the following:

•                                          Narrowcasting Services

•                                          Third Party Advertising

•                                          Proprietary and Licensed Television Programming

•                                          Interactive Media

•                                          Mobile Entertainment

On July 13, 2005 we sold our IT services business to FastTrack, LLC, an affiliate of Beverly Hills, California private equity firm Skyview Capital, LLC and divested  our remaining IT services business for aggregate consideration of $2.3 million in cash at closing and an earn-out of up to $950 if the buyer achieves certain revenue levels over the three years following completion of the sale.

The narrowcasting sector is transitioning from the ‘early adapter’ to ‘growth phase’ in the United States.  According to InfoTrends/ CAP Ventures, a market research firm, spending on narrowcasting in 2004 was approximately $600 million and spending is projected to grow to over $2.0 billion by 2009.  While growth in narrowcasting has been projected in the past, it was not until recently that rapid adoption became possible because the only true method of delivery (flat LCD or Plasma screens) was too expensive. In 2004, this and other delivery hardware became affordable and costs are projected to continue to decline in the years ahead. As with many early stage industries, the narrowcasting competitive landscape is highly fragmented with many small private businesses providing video content, equipment, technical services and related support to a variety of vertical markets across the United States.

NARROWCASTING INDUSTRY OVERVIEW

The advent of the television set and commercial video transmission in the early 1950’s introduced a break-through communication medium to the world and an industry was born. It was called broadcast television. Over the years, as this technology improved and the cost of television sets decreased, more and more consumers found it affordable to have television in their homes. Advertisers flocked to present their messages to this growing market as the production, presentation and scheduling of television programming improved.

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

Narrowcasting is defined as the digital delivery of motion media through electronic displays placed out-of-home in indoor and outdoor settings, where all content is centrally managed and controlled. This new medium allows retailers, brand marketers and other entities to communicate with the public by using an unprecedented level of customization and timeliness. Besides promotional messages  narrowcasting can be used by many other content providers that wish to entice viewers with other types of programming; most commonly news programs, personal care information and other customer service messages.

The key aspects of the narrowcasting value proposition will be directly connected to content provided, regardless of the type of network and application. In order to become successful, narrowcasting program content must satisfy the following conditions:

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

Despite these broad categories, there are competitors in the sector capable of vertical integration. In several cases, software developers act as system integrators. Also, system integrators are sometimes involved in managing network operations. The display manufacturer is usually a clearly defined category, although from time to time, they become involved in system integration activities. Often, to create a competitive advantage, partnerships are formed across competitive market segments to implement entire systems.

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

Narrowcasting Market Context

We have learned that people want choices and the more choices the better. The kinds of things people want to choose depends on the values and behaviors of the individual. Since these values and behaviors are the DNA of lifestyle, they’ve become increasingly important to understand especially to media advertisers. We can define broad categories and identify people with certain values and behaviors fitting these categories. Data companies have built significant businesses by profiling individuals based on, among other criteria, their choices.

The power of communication media has been its ability to bring very specific messages to targeted audiences. As an example, advertising is a $260 billion industry. Of that, $60 billion is focused on television. But the effectiveness of television advertising has been decreasing. Recently the global head of marketing for Proctor and Gamble indicated that in 1965 80% of the audience 18 to 49 years old could be reached with three 60 second commercials while in 2002, 117 prime-time commercials were needed to reach the same audience. This is not very encouraging news for broadcast and cable television.

While the reasons are subject to interpretation, we believe that, as the number of choices available to the television audience have increased, attention spans have decreased. Channel surfing makes it easy to avoid commercials having no relevance to the audience as the viewer randomly surveys the program landscape. The introduction of TIVO and similar digital video recorders has the potential to render the broadcast television financial and business model obsolete. The question is what will take its place?

Digital media is revolutionizing communication and, therefore, the world as we know it. The Internet is now clearly at the center of the revolution. The rate of consumer adaptation of digital media is accelerating. This is driving innovation surrounding digital media at light-speed as new technologies converge devices, protocol and access at lower and lower costs making more powerful, higher capacity, faster and better choices available to more and more consumers. Consider that Internet advertising was a $10 billion business in 2004 and it is expected to grow at a compound annual growth rate exceeding 25% per year.

Digital media is the driving force behind the convergence of the Internet and television as we know it today. Conventional analog television technology is being replaced by digital and high-definition television formats allowing for interactive television. This shift is being driven by consumer demand. People want more choices and they want them in a form and format that’s easily accessible and digestible 24x7x365.

In the context of digital media the emergence of narrowcasting is not a surprise. In essence we’re moving toward a time when each of us will be a private television network. We see a world where one’s profile, which is comprised of an index of lifestyle and personal interests, forms the foundation of what is presented directly to one’s communication devices whether it be in-home or out-of-home. Whether on your television at home, your computer at work, your laptop computer when traveling, your cellular phone or other personal appliance, digital media will be produced, packaged and presented to entertain, inform, educate and influence each of us on our private television network. Narrowcasting is making this possible.

Anytime the viewer desires more, new and different choices, simply modify the profile. And when the narrowcast content is flying fast and furious directly to whatever digital device is being used one can simply opt-in, temporarily set it aside, store it for viewing later when it’s more convenient or opt-out all together.

In the Internet environment advertiser’s messages can be ‘packaged’ and narrowcast along with other rich video content relevant to their audience. Interactive technology provides this capability. Instead of paying higher and higher rates to broadcast and cable television, advertisers will pay fees to data companies, access providers and narrowcasters. Narrowcasting presents highly targeted content to audiences with very specific profiles.

The primary enabling technologies for narrowcasting are high definition television and broadband. At the present time approximately 30% of US households have broadband. Adaptation and usage is growing. By the end of 2005 it is expected that broadband will be in over 40,000,000 households.

Broadband is the principle enabler of rich digital media, particularly video. With data compression becoming more efficient, processing capacity and speeds improving and broadband connectivity growing, Internet television will make narrowcasting of highly targeted, customized programming and advertising content produced and presented to commercial and consumer private television networks pervasive. Taken to the extreme, virtually every video monitor on every device has the potential to present unique video content.

WATCHIT MEDIA  DIFFERENTIATION

Watchit Media, Inc. is a leader in creating, producing television programming and advertising on out-of-home place based private television networks in the gaming, lodging and hospitality markets

Watchit is the process of establishing a significant market share in the the markets in which we compete first in the United States then in other countries. We currently have over 100 active gaming, lodging and hospitality clients. Our clients are located in Nevada, New Jersey, California, Michigan, Mississippi, Oregon, Illinois, Iowa, Indiana, and Louisiana (see list below). At present our television programming is presented in 47% of the available gaming related hotel rooms in Las Vegas. Approximately half of the jumbo screens of the Las Vegas Strip are presenting Watchit’s video content. In the other geographic markets in which we compete we have double-digit market share however Las Vegas is our largest market.

The following represents a partial listing of Watchit clients.

Watchit’s Clients

Caesars Entertainment – Nevada – New Jersey – Mississippi

Boyd Gaming – Nevada – Mississippi – Indiana

Boyd Gaming – Coast Casinos - Nevada

Harrah’s Entertainment – Nevada – New Jersey – California – Iowa – Missouri

Cannery Casino Resorts – Nevada

Hard Rock Hotel – Nevada

Sahara Hotel and Casino – Nevada

Aztar Corporation – Nevada

MGM Mirage - Primm Valley Resorts - Nevada

Mandalay Resorts – Nevada – Mississippi

Pala Casino – California

Chumash Casino - California

Valley View Casino – California

Fitzgerald’s Las Vegas - Nevada

Hawaiian Gardens Casino – California

Binion’s Gambling Hall & Hotel – Nevada

Starwood Hotels & Resorts Worldwide – Nevada

Four Queens Hotel & Casino – Nevada

Marriott Hotels – Nevada

Embassy Suites – Nevada

Imperial Palace Hotel & Casino – Nevada

La Quinta Inn & Suites – Nevada

Monte Carlo Resort & Casino – Nevada

New Frontier Hotel & Casino – Nevada

Royal Resort & Casino – Nevada

Tuscany Hotel & Casino – Nevada

The Westin Casuarina Hotel & Spa– Nevada

Chinook Winds Casino & Resort – Nevada

Isle of Capri Casino & Hotel – Missouri

Riverside Resort Hotel & Casino – Nevada

Grand Traverse Hotel & Casino – Michigan

 Lake of the Torches Hotel & Casino – Wisconsin

Ramada Hotel – Nevada

Quality Inn – Nevada

Hilton Garden Inn – Nevada

WVTV Hotels – Southern California

We Use Internet Protocol (IP) and Digital Video Technology

Our foundation of experience in information technology is a competitive advantage to Watchit Media in the narrowcasting sector. Over the past six years Cotelligent has focused on providing its clients with Internet application development, local area network, wide area network, wireless and other advanced technologies. At this stage in the evolution of narrowcasting, video data compression, digital video, computer aided video editing and broadband delivery of data is becoming increasingly important. As evidence of this fact, we have been awarded a number of significant client engagements because of our expertise in both technology and the production of video media.

The Watchit Media Financial Model Is Based on License, and Digital Video Production Service

Our clients retain us to manage their private television channels and related system infrastructure,and to produce television programming pertinent to their brand, marketing communications and hotel property amenities. We have annual renewable contracts with our clients for managing the IP infrastructure that interfaces with their television systems and, in some cases, their information system infrastructure. Watchit engages each of its clients in one to two year exclusive annual contracts and charges a base monthly license fee for these services.

Watchit Media Proprietary Television Programming With Third Party Advertising

During 2004, Watchit Media introduced its Watchit branded television programming designed to be relevant to the viewing audience at each gaming and hospitality venue. Our approach to proprietary television programming is based on the fact that each of our hotel client venues has a unique guest profile based on location, style, character, price, amenities, and other related factors. The profiles of the guests that frequent a hotel tend to be similar and consistent. By understanding the characteristics of that profile, Watchit is able to produce and present television programming that is relevant and entertaining to the guest and, at the same time, include venue specific and third party advertising that is targeted and focused on that audience at a cost that is significantly less than broadcast and cable television advertising.

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

STRATEGIC ACQUISITIONS

In August 2005, the Company acquired California Visitor Network (CVN). The acquisition has been in business for 5 years and has a dominant share of the hospitality market with private video networks in 32 hotels presenting venue related and third party advertising to over 2,500 guest rooms. The acquisition of California Visitor Television has given Watchit entry into an expansive market with a well respected television channel. We plan to aggressively expand our footprint throughout the Orange County market then to San Diego and Los Angeles areas within the next two years.

SALES AND MARKETING

We initiated a number of important selling and marketing initiatives during 2005. These initiatives were focused on helping us transform our identity from IT services to its new Watchit Media, Inc. brand and to increase revenue. Significant marketing initiatives included:

•                  Conduct active, aggressive outreach to Watchit Media, Inc. clients in order to educate them about Watchit’s approach to narrowcasting following the acquisition of OnSite Media, Inc.

•                  Convert all Watchit Media, Inc. client agreements from month-to-month to exclusive one year or longer terms.

•                  Market the Watchit brand to the gaming, lodging  and hospitality markets more broadly in order to win new clients.

•                  Commence regular internal communications to employees of our Company announcing events, client wins and successes to promote involvement and build our culture.

NEW MARKET DEVELOPMENT

Today, Watchit Media creates dynamic television programming on private television  networks for gaming, lodging and hospitality companies. Watchit manages and produces its video content, which is seen on the gaming floor, in registration centers, in common areas, in restaurants, on outdoor signs and in guest rooms, that pertains to the client’s gaming, dining, entertainment, spa and fitness, and retail store amenities.

An important of Watchit’s business strategy leverages our current distribution network/relationships and our production capabilities to build Watchit proprietary television programs on the Watchit Television Network (WTN). These proprietary television programs will help us to  transition our business model from one of providing only services to being a ‘media and entertainment company’ focused on producing relevant targeted programming and advertising for private television networks that includes third party advertising.

Watchit is focused on building its distribution network because, we believe, the larger the scale of our distribution network, the more attractive we become to third party advertisers. Watchit has already presented Watchit Gaming Television (WGTV presents gaming instruction programming), Watchit Music Television (WMTV presents music video programming with play lists matching venue / guest demographic profiles) and Watchit Visitor Television (WVTV presents point-of-interest programming at the visitors destination). Watchit proprietary television programs are provided to client hotels free of charge and Watchit derives revenue from third party advertising.

Based on our discussions with top advertising agencies as well as with our clients, a success factor  to this model will be our ability to combine the interests of the demographic profile of the guest who will be watching our programming with third party advertising that is compatible with that guest lifestyle. Fortunately, most gaming, lodging and hospitality companies have significant profile data on their guests. Using select data points, we are able to draw conclusions about the viewing interests of our targeted audiences. Our goal is to attract and retain the guest’s attention to our programming to the extent that the advertising becomes a relevant part of the viewing experience.

Once our television programming is presented, we intend to have third party firms conduct surveys at hotels and conferences to measure the effectiveness of Watchit’s programming. In addition, we will have special promotional programs that will attract our audience in ways that will help us to measure who’s watching our programming and whether we are being effective in presenting the best advertising for that audience.

Building a large-scale distribution network will drive opportunities to produce proprietary programs like WGTV, WVTV, WBTV, and WMTV bringing third party advertising to our client’s private television networks. However, it will be Watchit’s in-house television production capabilities and our ability to license relevant content from other television content libraries and archives that will make it happen.

The greatest benefit of our television programming is derived from each hospitality venue presenting Watchit. Each hour of our television programming will include advertising spots for the venue’s own brand communication, venue amenities and other promotional information. So, for example, rather than running a half hour program on the hotel’s amenities that loops and runs 48 times a day (which few guests watch) their own brand communication will be presented in the context of Watchit’s relevant television programs.

It is important to remember that broadcast television, cable television and video-on-demand, which most hotels run on their television systems do not offer an opportunity for the venue to promote their brand. The lodging industry is continuously seeking novel ways to improve brand awareness and brand loyalty yet the industry has passed their most powerful communication platform to broadcast, cable and video-on-demand. While hotel venues derive revenue from video-on-demand, there is no direct benefit, aside from offering conventional television programming, to offering broadcast and cable television.

The Watchit Television Network enables each hotel venue to use the most powerful communication platform available, their own television system, to their best advantage. Watchit’s demographically specific television programming complimented by the venue’s brand communication elevates the brand to the highest level of their guest’s awareness.

Consider the broadcast and cable television models. Due to the fact the audience is, for the most part in-home, the programming has to change all the time to keep the audiences’ interest. Both programming and advertising must constantly be refreshed to be relevant. Conversely on average, hotel guests stay approximately two and one half days per visit. Due to the fact that our captive audiences are transient and, therefore being ‘refreshed’ constantly, Watchit’s television programming doesn’t have to change nearly as often. This means we’re able to use our programming for a longer period of time. This helps derive much more value from our programming and, therefore higher gross margins.

On the other hand, by using our IP television network platform Manageit Enterprise, Watchit (or the hotel) may change the programming whenever necessary to engage and suit their captive audiences by simply using a brower.

Watchit Gaming Television (WGTV)

Given the Company’s strong market presence in the gaming sector, we are continually looking for ways to leverage our strengths. Watchit is currently in the process of developing a WGTV, a proprietary one-hour program that profiles the latest trends in the gaming industry including gaming results, strategies and interviews with players. We plan to produce and manage this channel in hotels free of charge and share a percentage of the revenue with the hotel presenting WGTV.

Watchit Gaming is one hour in length with 20 minutes of advertising. Of the 20 minutes, five minutes is for the hotel to either promote their brand and amenities or sell to third parties. The remaining 15 minutes is sold by Watchit to third party advertisers. We believe the gaming companies are interested in this programming because it will stimulate their customers to gamble and will provide them with a new income source at no charge.

We also believe this type of programming will appeal to hotel customers because the majority of people staying at gaming hotels are interested in gambling and in related lifestyle programming (an example of this is the widespread following of the television program The World Series of Poker). Initially, we will be targeting existing clients as potential venues of this program and then we will use this WGTV as an entry into other prospective clients.

Watchit Visitors Television (WVTV)

We recently launched WVTV in Las Vegas with a demographically specific one hour television program that includes 20 minutes of both venue specific and third party advertising. In addition in September 2005 Watchit acquired California Visitor Television (CVTV) in Orange County California. CVTV has been presented in over 30 hotels in the Orange County beach cities for the past five years. By acquiring CVTV, Watchit has now entered one of the top destination resorts in the United States with its television programming. Furthermore, this acquisition gives Watchit entry into one of the largest hotel markets in the world in Southern California.

WVTV currently presents point-of-interest and historical television programming relevant to the hotel guest’s experience in the Las Vegas and Orange County California beach area markets. We have the expertise, in-house capabilities, and technology infrastructure to create a continuous, powerful venue specific television guest experience.

Watchit Music Television (WMTV)

Watchit Music Television (WMTV) presents music videos conforming to a demographically specific play list. For example, the guest profile at the Bellagio, Wynn or Four Seasons is very different than the guest profile at the Holiday Inn, Best Western or Sheraton. As a result, the play lists at these hotels are very different. It is likely the play list at Bellagio, Wynn and Four Seasons includes jazz and classical while play list at Holiday Inn, Best Western and Sheraton may include gospel, rock and pop.

In WMTV we present our own ‘video jockeys’ (VJ). Our VJ’s bring a unique personality to WMTV along with presenting venue specific content that ‘customizes’ programming for the hotel brand / venue. This is yet another way Watchit engages its captive audience in a television experience that connects the hotel more intimately with each guest.

Over the next four quarters, Watchit will be aggressively marketing its other Private Venue Programs to current and targeted hospitality companies and hotel venues. We are currently developing the following channels to round-out our first ‘Watchit Television Network program package’:

Watchit Business Television Network

Watchit Sports Television Network

Watchit Golf Television Network

Watchit Travel Television Network

Watchit Fashion Television Network

Watchit Movie Television Network

Watchit Food Television Network

Watchit Entertainment Television Network

Watchit Children’s Television Network

Watchit Luxury Television Network

As is indicated above, our approach is to ‘package’ our television programs presenting them to the owners of private television networks in a way that targets demographically specific captive audiences. We have already initiated this in Las Vegas with a package that includes WVTV, WMTV and WGTV. As we produce / license / acquire the content for the other networks we have listed, they will be added to the Watchit Television Network.

We believe, as we broaden the scale of our distribution and the number of networks we offer in our package, the Watchit Television Network will become a viable replacement / supplement to broadcast and cable television.

Our goal is to help our hotel clients offer the Watchit Television Network as an important differentiator when a visitor is deciding to make a reservation.

Watchit’s Television Content

Watchit produces its own content and licenses content from other content providers. The Company is in the process of starting Watchit Entertainment, Inc., a wholly-owned subsidiary of Watchit Media, Inc. for the purpose of isolating Watchit’s content related television production activities. We are currently establishing strategic alliances with major domestic and international content providers.

The Watchit Television Network will present outstanding, highly-relevant television programming for each of the networks identified above. It is important to remember, the majority of our television programming isn’t time sensitive. The programming we require is available and accessible to Watchit. In addition, with our expertise in technology and our expanding distribution channels and network, we expect to repurpose much of the content we produce and license in order to present across a variety of video delivery platforms.

In the future we expect to produce our own television programs and proprietary television content.

Beyond Gaming, Lodging and Hospitality

Watchit has identified other related markets to which we believe our approach and demographically specific television programming are applicable. These markets include:

Time Share

Condo Hotels

Mixed Residential and Commercial Developments

Secure Residential Communities

Business Centers

Assisted Living Centers

Mobile Entertainment

One of the most dynamic consumer markets today and in the years ahead is mobile entertainment; the delivery of subscription based entertainment and information on cellular ‘mobile’ telephones and PDA’s. Our market research has clearly identified mobile entertainment as a significant Narrowcasting opportunity for Watchit Entertainment, Inc. Consider that in the next 12 months, over 800,000,000 mobile phones will be sold world-wide. The new generation of mobile phones is capable of receiving and presenting motion media downloaded from the Internet.

This is not new to mobile telephones in other parts of the world. In European countries, Scandinavia, Japan and parts of China, mobile phones are able to run short video (MPEG) files. Within the year, Fox Television is planning to produce the program ‘24’ in short segments and a ‘24’ game for mobile phones. Time / Warner and other major communication companies are in this rapidly growing market.

One of our goals is to launch our own subscription service to the mobile entertainment market called VT3….’Vegas Top Ten Today’. This service will present the top ten significant news events in Las Vegas, the entertainment capital of the world, everyday. The Company is partnering with a well known television personality in producing and publishing this content on mobile phones.

WATCHIT’S IP TELEVISION NETWORK TECHNOLOGY

Watchit Media provides products and services for the creation, management and distribution of video programming for private television networks. Watchit’s approach allows any business or enterprise to facilitate the production and delivery of motion media advertising and programming to any type of video display device, including plasma, LCD, LED, projectors, and televisions in an efficient and cost-effective way.

Watchit Media owns a proprietary technology that enables users to create their own advertising media then present the advertisement within minutes on their own Private Video Network which we call Watchit’s Makeit. An important tool within Makeit is Manageit. This comprehensive Internet application is comprised of computer-based tools addressing every step in the process of creating an advertising message then running it on our client’s own Private Video Network. We view its ease of use and low cost to be critical success factors.

Watchit also owns a proprietary software product called Scheduleit. This software technology provides a high level of flexibility in the scheduling of all video programming on our clients private television networks. Watchit’s Scheduleit is an important part of all of our client’s systems.

The following sections describe Scheduleit and the computer-based tools that comprise Makeit.

Makeit

Broadcast quality video in minutes from your desktop…..Makeit is an online video advertising creation product designed for digital signage and information kiosks. Each client logs onto their own creation and management online studio where step-by-step instructions and a user-friendly interface guide the user through the production process. The user may select from a complete set of pre-built motion backgrounds segregated into different areas such as dining, sports, entertainment, and gaming. The user may also upload their own motion background if they choose.

After selecting a background, text is added into place and formatted, transitions are added and a logo overlaid. Then the user may add music or other vocal to complete a 10-second to 30-second video advertisement. Within minutes users are able to create a fully customized animated MPEG2 encoded video advertisement using Makeit.

Completion of the advertisement is confirmed and a link to an online preview is emailed to the user. Once the user approves the advertisement the finished MPEG2 file may be purchased with a major credit card then downloaded into Watchit’s Scheduleit software for registered clients.

Makeit offers any user with Internet access the ability to maintain their own online database of graphics, video and audio media and backgrounds, along with access to the Makeit library, to create compelling video advertising in minutes.

Scheduleit

Scheduleit is a Windows-based application for local area management of media on a private television network. The software allows users to connect to pre-configured video appliances (players) to schedule the playing of encoded video on televisions, plasma screens, LCD monitors, LED reader boards or projectors.

Once a video player device has been selected, Scheduleit communicates with each appliance individually and allows the user to upload, manage and schedule the video programming that is stored on the selected player.

Any programming may be scheduled within a play list that runs on a 24/7 continuous loop sending a signal to connected display devices. Video programs are scheduled to play at selected days and times over a designated period, and can be archived when not designated to a slot in the current play list.

ScheduleIT contains convenient tools for grouping, sorting and previewing video programs on the player. A ‘split screen interface’ provides simple navigation and a single view of the play list and archived video programs, with easy button access for importing video programs and other application functions.

ScheduleIT is the perfect tool for managing video media within a single location Private Video Network.

ManageIT Enterprise

ManageIT Enterprise is a complete enterprise video media management and display solution. Whether your enterprise is located over several blocks or over several continents, ManageIT can provide the flexible control, distribution, and security necessary for targeted messaging and programming throughout a large or geographically dispersed Private Video Network.

Users can create and schedule programming for across the hall or around the world, via an easy web-based interface. Administrators add and assign rights to users for access to the system allowing them to operate only within the limits of their authorization.

Manageit can interface with databases allowing the system to overlay or scroll real-time information on televisions or video displays. Templates provide an easy way for advertisements to be created and updated with the help of online creation wizards that guide the user with prompts and fill in forms.

Clients can have the Manageit server on their premises or choose to have Watchit host and administer their complete enterprise system, which is seamless and transparent to the end user.

Manageit players are capable of playing any type of video program or media file and can display them concurrently within a created template. ManageIT can administer any number of players, displays, video media files and users, as the system is completely scalable.

Manageit allows integration via a ‘gaming controller’ with progressive meters and triggers for the gaming industry and allows for interruptive programming to provide jackpot or progressive hits, special announcements and emergency broadcast.

Manageit is a full-featured video media management and display system specifically designed for the enterprise wide private television and communication network.

Services

Watchit media provides full service video and film production services, specializing in creating dynamic programming and advertising specifically targeted at profiled audiences within a designated location or enterprise.

Video/Film Production

•                                          Script Writing - Watchit Media offers script writing for video advertisements and Private Venue Programming. We walk our clients through a simple questionnaire to provide the basic message to be conveyed, the approximate length, then we provide a first draft for their review. We make all necessary changes on the final voice-over.

•                                          Shooting - Watchit provides on-location digital video and film production services. These services range from small single camera B-roll filming to a full-scale television production. We manage equipment, cast and logistics. Watchit Media offers the complete video production crew including Director, Director of Photography, gaffers and grips. We can produce video programming on virtually any budget.

•                                          Studio - At Watchit Media’s creative media and television studio in Las Vegas we have a complete sound stage that can be retrofitted to any specifications that require studio work. We are capable of producing infomercials, newscasts, interviews or any other studio setting programming. Our ‘green screen’ and latest lighting and keying technology are ideally suited to the requirements of Watchit’s target markets.

Post Production

Watchit Media has five complete edit bays for post edit and FX compositing. We work side-by-side with our clients or take direction and provide ‘dailies’ for client approval. We handle all video formats and can output to any media platform.

Our workflow includes full Standard Definition resolution, DV and High Definition 720p or 1080i standards. Our application suite consists of Apple G5 computers running Final Cut pro HD software, as well as Adobe After Effects, 3D Max and other professional compositing applications. Watchit also has edit suites for Avid and Adobe Premiere projects. We can cut any project from full feature film to a 15 second interstitial advertisement in any format (film, DV, SD or HD).

COMPETITION

The narrowcasting sector is comprised of many small niche companies and a few large well capitalized companies. The market is highly fragmented at this early stage of the industry’s development. The majority of the narrowcasting companies in the competitive market use static delivery media like VHS tape or Digital Video Discs (“DVD”) to present video content. Increasingly, users of dynamic motion media require frequent changes to content. Using Internet Protocol and advanced digital video technology is an important differentiator for our Company because we are able to change content anytime and immediately. Watchit has another competitive advantage because of our strong background as system integrators and in the development and installation of local and wide area networks which are becoming the technology backbone of dynamic motion media.

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

REGISTRANT INFORMATION

Watchit was incorporated in February 1993 as TSX, a California corporation. In November 1995, we changed our jurisdiction of incorporation to Delaware and our name to Cotelligent Group, Inc. In September 1998, we changed our name to Cotelligent, Inc. In November 2005, we changed our name to Watchit Media, Inc. Unless the context otherwise requires, references to “Watchit,” “Cotelligent,” “Company,” “we,” “us” and “our” refer toWatchit Media, Inc., a Delaware corporation.

Our headquarters are located at 655 Montgomery Street, Suite 1000, San Francisco, California 94111 and our telephone number is 415.477.9905. Our internet address is www.watchitmedia.com. We make available free of charge on our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a)-15(d) of the Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

EMPLOYEES

At December 31, 2005 we had 30 employees.

RISK FACTORS

The following discussion contains certain cautionary statements regarding Watchit Media, Inc.’s business and results of operations, which should be considered by our stockholders or any reader of our business and results of financial information disclosure. This information is provided to enable us to avail ourselves of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The following factors should be considered in conjunction with any discussion of our operations or results, including any forward-looking statements as well as comments contained in press releases, presentations to securities analysts or investors and all other communications made by us or our representatives. We intend to use the following words or variations of the following words to identify forward-looking statements: anticipates, believes, expects, estimates, intends, plans, projects and seeks.

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

Risks Related to Our Business

By completing the sale of the IT services business to FastTrack, LLC, we are losing a substantial source of our revenues.

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

We believe the economic landscape has created opportunity for us to invest in, or acquire businesses that have undergone severe downward pressure in revenues, profit, cash and stock price. We may not be able to identify, acquire or profitably manage additional businesses that we may invest in or acquire without substantial costs, delays or other problems. In addition, acquisitions may involve a number of special risks, including:

•                  Diversion of management’s attention;

•                  Failure to retain certain key personnel

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

Our business strategy in 2005 was to dispose of our IT services business and focus on expanding our narrowcasting business. We have only been operating our narrowcasting business since March 2004 when we acquired OnSite Media, Inc. As a result, our senior management has only limited experience in this area and we cannot assure you that we will be successful in our efforts to expand our narrowcasting business.

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

If the warrant shares issued in connection with our acquisition of OnSite Media, Inc. are exercised, we will receive aggregate gross proceeds of approximately $1.3 million. Given the historical share price and market for Watchit Media common stock, there is no way to know whether the warrants will be in-the-money during the two years period in which they are exercisable. Consequently, we cannot predict whether the warrants will be exercised prior to their expiration or whether any funds from their exercise will be made available to us at anytime in the future. Additionally, the exercise of warrants will have dilutive effect on the holders of our common stock.

We may lose certain tax attributes as a result of our acquisition program.

At December 31, 2005, Watchit Media had available federal and state net operating loss (NOL) carry-forwards of approximately $45 million. Under Section 382 of the Internal Revenue Code of 1986, as amended, the use of prior losses, including NOLs, is limited if a corporation undergoes an “ownership change.” Our merger with OnSite Media, together with future issuances of equity interests by us or the exercise of outstanding warrants or options to purchase our capital stock, may result in an ownership change that is large enough for this limitation to apply. If the limitation applies, we may be unable to use a material portion of its available NOL carry-forwards to reduce future taxable income.

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

Our success in providing our technology solutions to our clients depends, in part, upon our proprietary software applications and other intellectual property rights. We rely on a combination of trade secrets, nondisclosure, other contractual arrangements, copyright and trademark laws to protect our proprietary rights. We enter into confidentiality agreements with our employees, consultants and clients, and limit access to and distribution of our proprietary information. We cannot be certain that the steps we take in this regard will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. In addition, although we believe that our services and products do not infringe on the intellectual property rights of others, infringement claims may be asserted against us in the future, and, if asserted, these infringement claims may be successful. A successful claim against us could materially adversely affect our business and consolidated financial position, results of operations and cash flows.

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

If we fail to continue to attract and retain qualified personnel, it could harm our business.

Our success depends upon our ability to attract, hire and retain technical and professional personnel who possess the necessary skills and experience to conduct our business. We continually identify, screen and retain qualified personnel to keep pace with client demand. Competition for individuals with proven technical skills is intense. In the past, we have experienced difficulties in identifying and retaining qualified personnel and, in some instances, we were unable to meet requests for services. We cannot assure that qualified personnel will continue to be available to us in sufficient numbers.

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

On March 16, 2006—Watchit Media, Inc. announced it will be moving its headquarters from its current location at 655 Montgomery Street Suite 1000, San Francisco, California to its Las Vegas, Nevada office location at 3485 West Harmon Avenue, Suite 100. The move is excepted to be completed by May 31, 2006.

We believe that our properties are adequate for our needs. Furthermore, we believe that suitable additional or replacement space will be available when required on terms we believe will be acceptable.

Item 3. Legal Proceedings

We are, from time to time, a party to litigation arising in the normal course of our business.

In June 2005, Advance at Branchburg, LLC (“Advance”) filed a lawsuit against the Company in the Superior Court of New Jersey, Law Division, Somerset County. The lawsuit arises out of a commercial lease agreement between Advance as landlord and Cotelligent as tenant. Specifically, Advance alleges that Cotelligent breached the lease agreement by failing to make base and additional rent payments for the months of March 2005 to the present. Advance seeks payment of all amounts allegedly due under the lease, including base rent, late charges, interest and attorneys’ fees and costs. Advance also seeks “loss of bargain” damages, consisting of all rent due through the end of the lease term, reduced to present value using an interest rate of 6% per annum. The lawsuit does not specify the specific amount of damages sought. At December 31, 2005, the Company has accrued $595 related to the lease obligation, which is classified as part of restructuring liabilities. The accrual covers obligations for base and additional rent and late charges, offset by estimated potential rent from the sublet of the facility. In addition, the Company maintains a $180 security deposit with Advance in connection with the lease, classified as part of other long term assets.

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

On December 8, 2005, Watchit Media, Inc. (OTCBB-WMDA) changed the company’s ticker symbol to WMDA from CGZT. The change in the company’s ticker symbol reflects its change in identity from Cotelligent, Inc to Watchit Media, Inc. The company is in the process of transitioning all aspects of its former brand, name and identity to Watchit Media, Inc.

	Quarter End
	31-Mar	30-Jun	30-Sep	31-Dec
Fiscal Year Ended Dec 31, 2004
Common stock price per share:
High	0.29	0.29	0.20	0.19
Low	0.18	0.14	0.10	0.10
Fiscal Year Ended Dec 31, 2005

Common stock price per share:
High	0.15	0.15	0.18	0.16
Low	0.10	0.08	0.09	0.04

On April 1, 2006, the last reported sales price of the Common Stock, as reported on the OTC Bulletin Board, was $0.10 per share. On April 13, 2005, there were 848 stockholders of record of the Common Stock. We did not repurchase any securities of the Company in the fourth quarter of 2005.

Item 6.                  Selected Financial Data

The following selected financial data should be read in conjunction with the financial statements, related notes and other financial information of the Company included elsewhere herein. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Selected Financial Data

(In thousands, except share and per share data)

	Year Ended December 31,
Statement of Operations Data (1) (2) (3):	2005	2004	2003	2002	2001

Revenues	$1,844	$862	$—	$—	$—
Cost of services	806	364	—	—	—
Gross profit	1,038	498	—	—	—
Selling, general and administrative expenses	3,472	1,953	—	—	—
Operating loss	(2,434)	(1,455)	—	—	—
Other income (expense)	251	82	(1,349)	(1,784)	(73)
Loss from continuing operations before income tax benefit	(2,183)	(1,373)	(1,349)	(1,784)	(73)
Income tax benefit	72	28
Loss from continuing operations	(2,111)	(1,345)	(1,349)	(1,784)	(73)
Loss from discontinued operations, net of income tax benefit of $-, $2,509, $7,493, $3,455, $7,677	(469)	(2,860)	(11,001)	(6,939)	(23,456)
Income on sale of discontinued operations, net of income taxes of $-, $-, $-, $-, $-	1,520	—	—	—	—
Loss from discontinued operations	(1,051)	(2,927)	(11,001)	(6,939)	(23,456)

Net loss	$(1,060)	$(4,205)	$(12,350)	$(8,723)	$(23,529)
Loss per share
Basic and diluted:
Loss from continuing operations	$(0.08)	$(0.06)	$(0.10)	$(0.13)	$(0.01)
Loss from discontinued operations	(0.02)	(0.13)	(0.83)	(0.53)	(1.75)
Gain on sale of discontinued operations	0.06	—	—	—	—
Net loss	$(0.04)	$(0.19)	$(0.93)	$(0.66)	$(1.76)
Weighted average number of shares outstanding:
Basic and diluted	27,673,563	22,351,924	13,324,217	13,201,532	13,379,320

	December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Working capital (deficiency)	(1,739)	(1,053)	4,567	16,396	26,689
Total assets	4,150	5,373	8,363	25,033	36,080
Long-term debt	—	—	—	—	—
Stockholders’ equity	1,955	2,605	4,483	16,697	25,456

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for statements of historical fact contained herein, any statements contained in this report may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are based upon current expectations that involve risks and uncertainties. Watchit Media’s actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed under “Risk Factors” in Watchit Media’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and other filings made with the Securities and Exchange Commission. The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information set forth in our financial statements and the notes thereto included elsewhere in this filing. All forward-looking statements included in this report are based upon information available to Watchit Media as of the date thereof, and Watchit Media assumes no obligation to update any of such forward-looking statements.

Watchit Media was formed in February 1993 to acquire, own and operate IT services businesses. Watchit Media was a non-operating entity until 1996 when it first began to acquire businesses. The Company historically operated on an April 1 to March 31, fiscal year. In July 2000, the Company changed its fiscal year to December 31, resulting in a nine-month transition period from April 1, 2000 through December 31, 2000. In 2004, the Company was organized into two reportable segments, IT services and narrowcasting (which became effective with the acquisition of OnSite Media, Inc. on March 2, 2004). The results of OnSite Media, Inc. have been included in the Company’s results from its acquisition date. Prior to December 31, 2004, the Company entered into a plan to divest its IT services segment. Accordingly, the financial information on the Quarterly Report has been restated to present as discontinued operations the Company’s IT services segment for all periods presented.

On a continuing operations basis, Watchit Media provides narrowcasting services which includes Internet protocol (IP) technologies and production services for video content, distribution, scripting and playback on digital display video channels and networks, as well as maintenance, support and contract services on software and hardware products it licenses. The Company provides these services primarily to gaming and hospitality businesses. Narrowcasting, maintenance and support services are provided under term contracts of which most are one year or longer. These contracts are renewable at the discretion of our clients.

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

Upon completion of the acquisition, OnSite Media was renamed Watchit Media USA, Inc., and became a wholly-owned subsidiary of Cotelligent, Inc. The newly acquired business was immediately integrated into the Cotelligent infrastructure from March through October 2004. Our Board of Directors carefully followed and evaluated the financial and operating performance of our Company’s two business segments. While the IT services and solutions business continued to struggle, Watchit Media performed well and experienced significant revenue growth, together with stabile to increasing gross margin performance. In addition, Watchit’s near and longer term business opportunities appeared to indicate the strong possibility of future revenue growth.

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

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues

Revenues increased $982, or 114%, to $1,844 in the twelve months ended December 31, 2005, from $862 in the twelve months ended December 31, 2004. Effective with the acquisition of OnSite Media, Inc. on March 2, 2004, the Company commenced reporting revenues under its narrowcasting segment. The increase in revenues resulted from marketing efforts and a corresponding expansion of business together with the full twelve months effect of including revenue resulting from the March 2, 2004 acquisition.

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

Gross Profit

Gross profit increased $540, or 108%, to $1,038 in the twelve months ended December 31, 2005, from $498 in the twelve months ended December 31, 2004. Effective with the acquisition of OnSite Media, Inc. on March 2, 2004, the Company commenced reporting revenues under its narrowcasting segment. The increase in gross profit resulted from marketing efforts and a corresponding expansion of business, together with the full twelve months effect of including revenue resulting from the March 2, 2004 acquisition.

As a percentage of revenues, the gross margin decreased to 56% in the twelve months ended December 31, 2005, from 57% in the twelve months ended December 31, 2004. The decrease in gross margin was the result of increased revenues related to hardware and software expenses passed through to clients with a nominal mark-up.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1,519, or 78%, to $3,472 in the twelve months ended December 31, 2005, from $1,953 in the twelve months ended December 31, 2004. The increase in selling, general and administrative expenses was the result of increased staff, marketing programs and development of new proprietary video programming not yet introduced to clients. In addition, corporate selling, general and administrative expense was allocated between the narrowcasting and IT services segment. Upon completion of the divestiture of the remaining component of the IT services segment on July 15, 2005, corporate selling, general and administrative expenses were allocated solely to the narrowcasting segment.

Other Income (Expense)

Other income (expense) consists of interest income, interest expense and other.

Interest expense, net of interest income, was $39 for the twelve months ended December 31, 2005 compared to interest income, net of interest expense of $82 for the twelve months ended December 31, 2004. The decrease in net interest income was the result of lower cash balances on hand coupled with interest expense on secured borrowings that commenced in October of 2004.

Other income of $290 was the result of $141 in gains on the sales of common stock of Bluebook International Holding Company, Inc., which had previously been written down to a zero book value plus a $149 gain on the abandonment of leasehold improvements when Watchit moved to it new location in Las Vegas in December 2005 ..

Income Tax Benefit

The Company recognized an income tax benefit of $72 for the twelve months ended December 31, 2005 representing federal tax refunds of $69 and state tax refunds of $3.

The Company recognized an income tax benefit of $28 for the twelve months ended December 31, 2004 which represented state tax refunds.

Discontinued Operations

Discontinued operations comprised the IT services segment and included the operating results of businesses placed into discontinued operations and the gain on the sale of the remaining component of discontinued operations.

The loss from discontinued operations of $469 for the twelve months ended December 31, 2005 compared to a loss from discontinued operations of $2,860 for the months ended December 31, 2004 and consisted of the operating results of the discontinued operations. The improvement in operating performance in 2005 was the result of recognizing previously deferred revenues of $600 on the sale of software licenses, coupled with the effect of only operating the remaining component of discontinued operations through July 15, 2005, the date upon which it was sold, compared to months in the prior year.

The gain on the sale of the discontinued operations of $1,520 for the period ended December 31, 2005 was the result of the gain on the sale of the remaining component of discontinued operations on July 15, 2005.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

The Company had two reportable segments: IT services and narrowcasting. Prior to December 31, 2004, the Company entered into a plan to divest its IT services segment. Accordingly, the financial information presented in this Annual Report has been prepared to present as discontinued operations the Company’s IT services business. The Company’s continuing operations consist of the narrowcasting segment. The Company commenced reporting revenues for its narrowcasting segment following the acquisition of On-Site Media, Inc. on March 2, 2004. As a result, on a continuing operations basis, the Company had no revenue, gross profit or selling, general and administrative expenses to report prior to March 2, 2004.

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

Loss from Discontinued Operations

Discontinued operations comprised operations associated with the IT services segment. Loss from discontinued operations was $2,860 for the year ended December 31, 2004 compared to $11,001 for the year ended December 31, 2003. The reduction in loss was the result of improvements to the utilization of billable staff due to the elimination of a number of underutilized billable people and reductions in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

In recent years, the Company has financed its operations principally through its own cash. On October 8, 2004, the Company entered into a Contract of Sale Security Agreement, (as amended, the “Agreement”) with CAPCO Financial Company, a division of Greater Bay Bank N.A. (the “Lender”). Under the Agreement, the Company has agreed to sell to the Lender all of its accounts receivable existing as of the date of the Agreement or thereafter created during the term of the Agreement at a discount below face value. The Lender has reserved the sum of $1,000 for the purchase of the Company’s accounts receivable and these funds are available daily at the Company’s option, subject to the restriction that the maximum amount available to the Company may not exceed 80% of the accounts receivable that meet the Lender’s eligibility requirements. Funds advanced by the Lender to the Company under the Agreement are subject to a daily fee equal to the Lender’s prime rate plus 4%, 11.25% at December 31, 2005. The Company has granted the Lender a first priority security interest in all accounts, contract rights, chattel paper, documents, instruments and related general intangibles now owned or hereafter acquired and the proceeds thereof.

The Agreement had an initial term of 12 calendar months and was renewed until October, 2006. The Agreement includes customary covenants regarding events of default. Upon an event of default, the Lender may, among other things, declare any amounts outstanding under the Agreement immediately due and payable.

Cash used in operating activities was $2,474 for the twelve months ended December 31, 2005, compared to cash used in operating activities of $4,790 for the twelve months ended December 31, 2004. In the twelve months ended December 31, 2005, the primary uses of cash in operating activities was $1,060 net loss, gain on sale of discontinued operations of $1,520, gain on sale of investment in common stock of $141, gain from lease terminations of $149, and decrease in deferred revenue of 596, offset by $195 increase in accounts receivable, $160 increase in prepaid expenses and other current assets, $314 increase in accounts payable and accrued liabilities, and $258 of amortization of identifiable assets and depreciation of property and equipment. In 2004, the $4,205 net loss, $1,617 decrease in accounts payable, $129 decrease in deferred revenue and $100 adjustment to the valuation allowance for note receivable from a former officer, offset by $768 reduction in accounts receivable, $239 of depreciation and amortization and $143 reduction in prepaid expenses and other current assets were the primary net uses in operating activities.

Cash provided by investing activities was $1,695 for the twelve months ended December 31, 2005, compared to $563 used for the twelve months ended December 31, 2004. In the twelve months ended December 31, 2005, the primary use of investing activities was $66 for the acquisition of the assets of California Visitors Network and $97 used to acquire property and equipment. In the twelve months ended December 31 2005, the primary source of cost was $1,568 related to the sale of discontinued operations, $149 related to the proceeds form lease terminations, and $141 related to the proceeds from the sale of investment in common stock. In the twelve months ended December 31, 2004 the primary sources from investing activities were $200 of payments received on a note from the acquirer of a previously sold business offset by $605 used to purchase a business and $258 used to acquire property and equipment. In 2004, the Company used $605 for transaction costs associated with the purchase of On-Site Media, Inc, $258 for the purchase of property and equipment, offset by $200 of payments on a note from the acquirer of a previously sold business and $100 of payments on a note receivable from stockholder.

Cash provided by financing activities was $264 in the twelve months ended December 31, 2005, which consisted of $420 of cash provided by financing activities from the issuance of common stock and warrants, offset by $99 of net repayments of advances against secured borrowings and $57 of expenses incurred for the issuance of common stock and warrants. Cash provided by financing activities was $191 for the year ended December 31, 2004, which comprised $386 of secured borrowings offset by $195 of cost associated with the issuance of Common Stock, compared to $62 for the year ended December 31, 2003 which represented net proceeds on the issuance of common stock.

The primary sources of liquidity for the Company going forward are the collection of its accounts receivable and existing cash balances at December 31, 2005 along with an aggressive fund raising program through the additional sales of the Company’s stock . Accounts receivables of the continuing operations were 32 and 36 days of annual revenues of the continuing operations at December 31, 2005 and December 31, 2004, respectively.

During the past and in 2005, management has taken action in response to the continued softness in IT services in order to preserve cash, including but not limited to significant reductions in headcount, outsourcing certain administrative functions, changing benefit plan insurance carriers, relocating the headquarters office resulting in lower lease obligations, acquiring a business in an industry with more near term growth prospects than IT services, securing a line of credit agreement against its accounts receivable and announcing the plan to divest its IT services segment. Between February 1, 2005 and April 27, 2005, the Company entered into Stock and Warrant Purchase Agreements with certain accredited investors pursuant to which the Company sold shares of Common Stock and warrants to purchase additional shares of Common Stock resulting in a cash infusion to the Company of approximately $355. In addition, on July 15, 2005 the Company sold its remaining IT services business to FastTech Integrated Solutions LLC, an affiliate of Beverly Hills, California-based private equity firm Skyview Capital, LLC, resulting in cash of approximately $2,300. Management has carefully forecasted its results of operations and financial position through December 31, 2006, and has determined that the remaining cash on hand, together with cash available from the line of credit, proceeds from the sales of Common Stock to accredited investors, proceeds from the sale of the IT services segment, will provide adequate cash to fund its anticipated working capital needs. In the event circumstances arise that are not factored into the forecast, management will take further action to streamline operations and seek financing alternatives.

The following table reflects our contractual cash obligations as of December 31, 2005, excluding interest, due over the indicated periods.

	Payments Due by Period
Contractual Cash Obligations:	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Operating leases, net of sublet arrangements	$1,096	$908	$151	$—	$—

RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements - In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3, (“SFAS 154”). This statement carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a significant impact on the Company’s results of operations or financial position.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”), to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on normal capacity of production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Accordingly, the Company will adopt SFAS 151 in the fiscal year beginning January 1, 2006. The adoption of SFAS 151 is not expected to have a significant impact on the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment (“SFAS 123 (R)”). This Statement revises SFAS 123 and supersedes APB 25. SFAS 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. This Statement is effective and will be adopted in the first quarter of 2006. The Company plans to adopt SFAS 123(R) using the modified prospective method, whereby the Company will expense the remaining portion of the requisite service under previously granted unvested awards outstanding as of January 1, 2006 and new share-based payment awards granted or modified after January 1, 2006. The Company intends to use the Black-Scholes valuation method to estimate the fair value of its options. The Company expects that implementation of SFAS 123(R) will result in an immaterial amount of additional expense related to share-based compensation in 2006. However, the actual expense in 2006 depends on a number of factors, including fair value of awards at the time of grant and the number of share-based awards granted in 2006.

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

On August 19, 2002, the Company acquired Convertible Redeemable Preferred Stock in Bluebook International Holding Company (“Bluebook”), which was converted to common stock during 2004. The Company accounts for the common stock as a trading security with changes in fair value recorded in the consolidated statements of operations. Accordingly, subsequent to August 19, 2002, the Company was exposed to market risk related to changes in the market price of the common stock in Bluebook. The final shares of the Company’s holdings of Bluebook stock were sold in the fourth quarter of 2005; realizing a gain of $141.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Watchit Media, Inc.:

We have audited the accompanying consolidated balance sheets of Watchit Media, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Watchit Media, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with United States generally accepted accounting principles.

/s/ Rowbotham and Company LLP

San Francisco, California
April 14, 2006

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$11	$526
Refundable income taxes	13	16
Accounts receivable, including unbilled accounts of $— and $2, net of allowance for doubtful accounts of $54 and $60, and $394 and $590 pledged as collateral security, respectively	340	530
Prepaid expenses and other current assets	92	133
Current assets of discontinued operations held for sale	—	160
Total current assets	456	1,365
Property and equipment, net	177	259
Goodwill	2,728	2,592
Other intangibles, net	607	748
Other assets	182	239
Non current assets of the discontinued operations held for sale	—	170
Total assets	$4,150	$5,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Secured borrowings	$287	$386
Accounts payable	801	247
Accrued compensation and related payroll liabilities	269	264
Restructuring liabilities	595	425
Other accrued liabilities	243	198
Current liabilities of the discontinued operations held for sale	—	898
Total current liabilities	2,195	2,418
Restructuring liabilities, net of current portion	—	268
Lease deposits on sublet properties	—	13
Income taxes payable	—	69
Total liabilities	2,195	2,768

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.01 par value; 500,000 shares authorized, no shares issued or outstanding
Common Stock, $0.01 par value; 100,000,000 shares authorized, 28,868,229 and 24,984,792 shares issued, respectively	289	250
Additional paid-in capital	82,785	82,801
Accumulated deficit	(81,006)	(79,946)
Treasury stock	(113)	(500)
Total stockholders’ equity	1,955	2,605
Total liabilities and stockholders’ equity	$4,150	$5,373

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	For the Year Ended December 31,
	2005	2004	2003

Revenues	$1,844	$862	$—
Cost of revenues	806	364	—
Gross profit	1,038	498	—
Selling, general and administrative expenses	3,472	1,953	—
Operating loss	(2,434)	(1,455)	—
Other income (expense):
Interest expense	(41)	(9)	(35)
Interest income	2	91	294
Other	290	—	(1,608)
Total other income (expense)	251	82	(1,349)
Loss from continuing operations before income tax benefit	(2,183)	(1,373)	(1,349)
Income tax benefit	72	28	—
Loss from continuing operations	(2,111)	(1,345)	(1,349)
Loss from discontinued operations, net of income tax-benefit of $-, $-, and $2,509	(469)	(2,860)	(11,001)
Gain on sale of discontinued operations, net of income tax benefit of $-, $-, and $-	1,520	—	—
Net loss	$(1,060)	$(4,205)	$(12,350)

Earnings per share:
Basic and diluted –
Loss from continuing operations	$(0.08)	$(0.06)	$(0.10)
Loss from discontinued operations	(0.02)	(0.13)	(0.83)
Gain on sale of discontinued operations	0.06	—	—
Net loss	$(0.04)	$(0.19)	$(0.93)

Basic and diluted weighted average number of shares outstanding	27,673,563	22,351,924	13,324,217

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

			Additional				Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity

Balance, January 1, 2003	13,754,112	$138	$80,450	$(63,391)	644,600	$(500)	$16,697
Issuance of Common Stock, net of costs	322,501	3	59	—	—	—	62
Change in terms of stock options granted	—	—	74	—	—	—	74
Net loss	—	—	—	(12,350)	—	—	(12,350)
Balance, December 31, 2003	14,076,613	141	80,583	(75,741)	644,600	(500)	4,483
Issuance of Common Stock in connection with purchase of business	10,679,608	107	1,708	—	—	—	1,815
Issuance of Warrants in connection with purchase of business	—	—	676	—	—	—	676
Cost of registering and issuing securities in connection with purchase of business	—	—	(195)	—	—	—	(195)
Issuance of Common Stock in connection with director compensation	228,571	2	29	—	—	—	31
Net loss	—	—	—	(4,205)	—	—	(4,205)
Balance, December 31, 2004	24,984,792	250	82,801	(79,946)	644,600	(500)	2,605
Issuance of Common Stock in connection with private placement	3,550,000	35	168	—	—	—	203
Issuance of Warrants in connection with private placement	—	—	217	—	—	—	217
Cost of registering and issuing securities in connection with private placement	—	—	(57)	—	—	—	(57)
Issuance of Common Stock from treasury stock	—	—	(387)	—	(500,000)	387	—
Issuance of Common Stock in connection with acquisition of business	202,667	3	27	—	—	—	30
Issuance of Common Stock in connection with director compensation	130,770	1	16	—	—	—	17
Net loss	—	—	—	(1,060)	—	—	(1,060)
Balance, December 31, 2005	28,868,229	$289	$82,785	$(81,006)	144,600	$(113)	$1,955

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share data)

	For the Year Ended December 31,
	2005	2004	2003

Cash flows from operating activities:
Net loss	$(1,060)	$(4,205)	$(12,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	117	121	176
Impairment of long-lived assets	—	—	177
Gain on sale of discontinued operations	(1,520)	—	—
Amortization of identifiable intangible assets	141	118	—
Restricted shares issued in connection with director compensation	17	31	—
Compensation expense resulting from change in terms of stock options	—	—	74
Gain on sale of investment in common stock	(141)	—	—
Gain from lease termination	(149)	—	—
Adjustment to valuation allowance for note receivable from stockholder	—	(100)	—
Equity loss from investment in alliance partner	—	—	335
Unrealized loss on investment in marketable security	—	—	1,273
Provision for doubtful accounts	(6)	(2)	164
Loss on abandonment of leasehold improvements	62
Loss on forgiveness of note receivable from acquirer of a previously sold business	—	—	303
Changes in current assets and liabilities:
Accounts receivable	195	768	989
Prepaid expenses and other current assets	160	143	(82)
Accounts payable and accrued liabilities	314	(1,617)	(2,371)
Deferred revenue	(596)	(129)	464
Income taxes, net	(65)	69	(2,437)
Other assets	57	13	69
Net cash used in operating activities	(2,474)	(4,790)	(13,216)

Cash flows from investing activities:
Payments received on note from acquirer of previously sold business	—	200	1,080
Repayment of note receivable from stockholder	—	100	—
Purchases of property and equipment	(97)	(258)	—
Proceeds on sale of discontinued operations, net of selling expenses of $732, $-, and $-	1,568	—	—
Proceeds from lease termination	149	—	—
Proceeds on sale of investment in common stock	141	—	—
Investment in marketable security	—	—	—
Cash paid for purchase of business	(66)	(605)	(191)
Dividend received from marketable security	—	—	270
Net cash provided by (used in) investing activities	1,695	(563)	1,159

Cash flows from financing activities:
Secured borrowings	(99)	386	—
Cost of issuing of common stock and warrants	(57)	(195)	—
Net proceeds from issuance of common stock	420	—	62
Net cash provided by financing activities	264	191	62

Net decrease in cash and cash equivalents	(515)	(5,162)	(11,995)
Cash and cash equivalents at beginning of period	526	5,688	17,683
Cash and cash equivalents at end of period	$11	$526	$5,688

See accompanying notes to the consolidated financial statements.

	For the Year Ended December 31,
	2005	2004	2003
Supplemental disclosures of cash flow information:
Interest paid	$41	$9	$36
Income taxes paid	$—	$4	$2
Income taxes refunded	$3	$14	$53
Significant non-cash financing and investing activities:
Repayment of officer notes receivable with severance and bonus compensation	$—	$364	$1,080
Revaluation of note receivable from stockholder	$—	$404	$—
Deferred acquisition costs	$—	$175	$—
Issuance of common stock from treasury stock	$387	$—	$—

Detail of acquisition:
Cash	$—	$(36)	$—
Accounts receivable	—	(50)	—
Prepaid expenses and other current assets	—	(2)	—
Property and equipment	—	(3)	—
Other assets	—	(5)	—
Goodwill	—	(2,592)	—
Other intangibles	(136)	(866)	—
Accounts payable	10	106	—
Accrued compensation	—	50	—
Other accrued liabilities	—	91	—
Common stock issued to sellers of an acquired business	30	1,815	—
Future cash payment payable	30	—	—
Warrants issued to sellers of an acquired business	—	676	—
Cash paid in 2003	—	175	—
Cash paid in current period	(66)	(641)	—
Cash acquired in acquisition	—	36	—
Cash used for purchase of business	$(66)	$(605)	$—

See accompanying notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Note 1 –Summary of Significant Accounting Policies and Practices

Description of Business

On December 8, 2005, Watchit Media, Inc. (OTCBB-WMDA) changed the company’s ticker symbol to WMDA from CGZT. The change in the company’s ticker symbol reflects its change in identity from Cotelligent, Inc to Watchit Media, Inc. The company is in the process of transitioning all aspects of its former brand, name and identity to Watchit Media, Inc.

Watchit Media, Inc. (“Watchit Media” or the “Company”), a Delaware corporation, provides narrowcasting services which include digital technologies and production services for video content, distribution, scripting and playback on digital display channels.

In 2004, the Company was organized into two reportable segments, IT services and narrowcasting (which became effective with the acquisition of OnSite Media, Inc. on March 2, 2004). Prior to December 31, 2004, the Company entered into a plan to divest its IT services segment. The divestiture was completed on July 15, 2005. Accordingly, the accompanying consolidated financial statements and related footnotes have been prepared to present as discontinued operations the Company’s IT services segment for all periods presented.

These financial statements include the accounts of Watchit Media, Inc. and its subsidiaries. The results of OnSite Media, Inc. have been included in the Company’s results from its acquisition date.

Liquidity

The Company has had operating losses and negative operating cash flows for the past several fiscal periods. This has been due to declining demand for IT services and solutions and investments the Company has made its new narrowcasting business. As a result, the Company is exposed to certain risks which include the availability of financing, the retention of and dependence on key individuals, the effects of intense competition, the ability to develop and successfully market new product and service offerings, and the ability to streamline operations and increase revenues. While the Company is now focused on executing a growth strategy in the narrowcasting market, there can be no assurance the Company will be profitable in the future.

During the past and in 2005, management has taken action in response to the continued softness in IT services in order to preserve cash, including but not limited to significant reductions in headcount, outsourcing certain administrative functions, changing benefit plan insurance carriers, relocating the headquarters resulting in lower lease obligations, acquiring a business in an industry with more near term growth prospects than IT services, securing a line of credit agreement against its accounts receivable and announcing the plan to divesting its IT services segment. On February 1, 2005, the Company entered into a Stock and Warrant Purchase Agreement with certain accredited investors pursuant to which the Company sold common stock and warrants resulting in a cash infusion to the Company. In addition, on April 1, 2005 the Company signed a definitive agreement with FastTrack, LLC, an affiliate of Beverly Hills, California private equity firm Skyview Capital, LLC for the sale of its remaining IT services business. Management has carefully forecasted its results of operations and financial position through December 31, 2006, and with has determined that the remaining cash on hand, together with cash available from the line of credit, proceeds from the sales of Common Stock to accredited investors, and proceeds from the sale of the IT services segment, will provide adequate cash to fund its anticipated working capital needs. In the event circumstances arise that are not factored into the forecast, management will take further action to streamline operations and to continue looking for financing alternatives.

Basis of Presentation

The accompanying consolidated financial statements and related notes to the consolidated financial statements include the accounts and results of Watchit Media, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles.

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

At December 31, 2005, the first, second, third, and fourth largest customer receivable balances were 20%, 19%, 10% and 18%, respectively. These four receivable balances were the only accounts that exceeded 10% of total receivables. For the year ended December 31, 2005, the first, second, and third largest clients comprised 25%, 16%, and 13% of revenues. These three clients were the only clients that exceeded 10% of total revenues.

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

Software Development Costs

Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or otherwise Marketed.”  Because the Company believes that its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no software development has been capitalized as of December 31, 2005 and 2004.

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

Cost of Revenues

Cost of revenues consists primarily of compensation and benefits of the Company’s employees engaged in the delivery of narrowcasting services.

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

The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing (“Black-Scholes”) model with the following weighted average assumptions for the years ended December 31, 2005, 2004 and 2003, respectively: (1) risk-free interest rates of 4.38%, 2.59% and 1.94%, (2) a dividend yield of 0%, (3) volatility factors of the expected market price of the Company’s common stock of 155.0%, 143.5%, and 186%, and (4) a weighted average expected life of 0.75, 1.59 and 3.25 years. The weighted average fair values of options granted during the years ended December 31, 2005, 2004 and 2003 were $0.13, $0.17 and

$0.24 per share, respectively. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restriction and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected volatility of the Company’s Common Stock. For purposes of pro forma disclosure, the estimated fair value of options is amortized to expense over the options’ vesting period. If the Company had elected to recognize compensation expense for options granted during the years ended December 31, 2005, 2004 and 2003, based on the fair value as described in SFAS No. 123, net loss and earnings per share would have been changed to the pro forma amounts indicated below.

	For the Year Ended December 31,
	2005	2004	2003

Net loss as reported	$(1,060)	$(4,205)	$(12,350)
Add: Stock-based employee compensation expense included in net loss, net of tax	—	—	74
Deduct: total Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	93	230	243
Pro forma net loss	$(1,153)	$(4,435)	$(12,519)

Loss per share, as reported:
Basic and diluted	$(0.04)	$(0.19)	$(0.93)

Pro forma loss per share:
Basic and diluted	$(0.04)	$(0.20)	$(0.94)

Earnings (Loss) Per Share

Basic earnings (loss) per share are calculated by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share include the impact of Common Stock options outstanding, when dilutive.

Discontinued Operations

Discontinued operations consist of the Company’s IT services business. The Company entered into a plan to divest of these operations prior to December 31, 2004 and the divestiture was completed in 2005. The operating results of these operations for all periods presented have been reflected in the accompanying consolidated financial statements as income (loss) from discontinued operations for all periods presented.

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

Reclassifications

Certain balances in the prior year consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements.

Note 2 – Acquisition

Purchase of OnSite Media, Inc.

Cotelligent acquired OnSite Media, Inc, a Nevada corporation, on March 2, 2004. In the acquisition, OnSite was merged with and into Watchit Media USA, Inc. then a wholly owned subsidiary of the Company. OnSite was a ten year old company that developed enabling digital technologies and production services aimed at providing complete solutions for video content creation, distribution, scripting and playback for companies with digital display channels and networks. OnSite historically provided this software and service offerings to the hospitality and gambling industries. This is called narrowcasting.

Narrowcasting technology presents dynamic, compelling motion media that influences the actions of captive audiences. Promotional messages for hotel in-room channels, presenting commercial messages to casino entertainment facilities and outdoor signage had been the primary business of OnSite. In addition, OnSite developed a unique Internet media creation software application which we believe will give the newly formed Watchit a competitive advantage. the Company intends to leverage its marketing expertise, resources and infrastructure to enhance Watchit’s current services, launch new proprietary television programs, add greater value to current client relationships, add clients in the hospitality market, and expand to new markets.

The Company believes the convergence of Internet, wireless and video media will soon become a major part of the technology landscape. We believe the Watchit Media’s infrastructure, experience in developing wireless and Internet business applications and its system integration expertise are an excellent fit with the rapidly evolving narrowcasting market.

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

Immediately following the close of the transaction, with the issuance of 10,679,608 shares of the Company’s common stock, the former OnSite stockholders owned 43% of the total shares of the Company’s common stock then outstanding.

The results of the acquired business were included in the Company’s results of operations from its acquisition date, March 2, 2004.

In accordance with SFAS No. 141, “Business Combinations,” the following unaudited pro forma information for the years ended December 31, 2004 and 2003, gives effect to the acquisition of OnSite Media, Inc., as if the acquisition was completed as of the beginning of the periods reported below. During 2005 the operation of Onsite Media, Inc. represented the entire revenue of Watchit Media, Inc.

	(Unaudited)
	Year Ended December 31,
	2004	2003
Pro forma revenues	$1,101	$1,110
Pro forma loss from continuing operations before income tax benefit	$(1,244)	$(1,531)

Pro forma loss from continuing operations	$(1,219)	$(1,531)

Pro forma loss per share:
Basic and diluted	$(0.04)	$(0.06)

California Visitors Network

Pursuant to an Asset Purchase Agreement dated September 15, 2005, between the Company and California Visitors Network, the aggregate consideration paid to California Visitors Network was $126 (202,667 shares of the Company’s Common Stock issued at fair value of $30, based on the average closing price of the Company’s common stock on a few days prior to and after the signing of the Asset Purchase Agreement and cash considerations of $66 and future cash payments payable of $30). Liabilities assumed were $10.

The Company has accounted for the aggregate consideration paid for the acquisition as follows:

Liabilities assumed	$(10)
Goodwill	136
Total aggregate consideration paid	$126

The changes in carrying amounts of goodwill and other intangibles for the year ended December 31, 2005 and 2004 were as follows.

	Goodwill	Other Intangibles
Balance, January 1, 2004	$—	$—
Acquired in 2004	2,592	866
Amortization expense	—	(118)
Balance, December 31, 2004	2,592	748
Acquired in 2005	136	—
Amortization expense	—	(141)
Balance, December 31, 2005	$2,728	607

The Company has ascribed useful lives to the identifiable intangible assets that range from 2 to 20 years. In the year ended December 31, 2005 and 2004 the Company recorded amortization on the identifiable intangible assets of $141 and $118, respectively.

Note 3 – Allowance for Doubtful Accounts

On a continuing operations basis, the Company commenced recognition of revenue subsequent to the acquisition of OnSite Media, Inc., March 2, 2004. In addition, during the fourth quarter of 2004, the Company entered into a line of credit secured against the accounts receivable of both the discontinued and continuing operations, effectively restoring the allowance for doubtful accounts related to the discontinued operation.

Balance, January 1, 2003	$—
Provision for doubtful accounts	—
Recoveries	—
Write-offs	—
Balance, December 31, 2003	—
Provision for doubtful accounts	(7)
Reclassification of allowance from discontinued operations	67
Recoveries	—
Write-offs	—
Balance, December 31, 2004	60
Provision for doubtful accounts	—
Recoveries	—
Write-offs	(6)
Balance, December 31, 2005	$54

Note 4 – Property and Equipment

Property and equipment was comprised of the following.

	Useful Lives	December 31,	December 31,
	(In Years)	2005	2004
Computer software and office equipment	3 to 5	$217	$137
Furniture and fixtures	5	53	50
Leasehold improvements	2	14	111
Property and equipment		284	298
Less accumulated depreciation and amortization		(107)	(39)
Property and equipment, net of accumulated depreciation and amortization		$177	$259

Depreciation and amortization expense included in selling, general and administrative expense, for the years ends December 31, 2005, 2004 and 2003, was $117, $39 and $-, respectively.

Note 5 – Investments

Investment in White Horse Interactive

On July 18, 2000, the Company paid $2,000 to acquire a 35% ownership interest in White Horse Interactive, an integrated media agency, which resulted in a difference between the cost of the investment and the amount of underlying equity in net assets totaling $1,300. The Company uses the equity method of accounting for this investment and recorded an equity loss of $-, $-, and $335 for the years ended December 31, 2005, 2004 and 2003, respectively.

During 2004, White Horse Interactive defaulted on a note payable to the predecessor owners of the business. The predecessor owners exercised their right to a return of the stock in the sole operating subsidiary of White Horse Interactive, which left the Company with an investment in a non-operating business. At December 31, 2004, the net book value of the investment was zero.

Bluebook International Holding Company, Inc.

On August 19, 2002, the Company acquired 3,055,540 shares of Series C Convertible Redeemable Preferred Stock (“Series C”) of Bluebook International Holding Company, Inc. (“Bluebook”), representing an approximately 9% ownership interest (assuming conversion of all outstanding preferred stock) in exchange for $1,000 in cash, conversion of a $500 bridge loan from the Company to Bluebook, advanced earlier in the third quarter of 2002. In accordance with the purchase and development agreement, management of the Company expected the Company to be a preferred provider of implementation services for Bluebook’s future software products.

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

During the year ended December 31, 2004, the Company converted the Series C stock to common stock, which included trading restrictions in line with the Series C purchase agreement. In 2004, Bluebook reverse split its common stock on a twenty to one basis, resulting in the Company owning 265,835 shares of Bluebook common stock. At December 31, 2004, the book value of the investment in Bluebook was zero. Subsequent to December 31, 2004, the trading restriction on the Bluebook common stock was removed.

The shares in Bluebook International Holding Company, Inc. were sold during the year ended December 31, 2005 and the company recognized a gain on sale of $141.

Note 6 –Secured Borrowings

On October 8, 2004, the Company entered into a Contract of Sale Security Agreement, (as amended, the “Agreement”) with CAPCO Financial Company, a division of Greater Bay Bank N.A. (the “Lender”). Under the Agreement, the Company has agreed to sell to the Lender all of its accounts receivable existing as of the date of the Agreement or thereafter created during the term of the Agreement at a discount below face value. The Lender has reserved the sum of $1,000 for the purchase of the Company’s accounts receivable and these funds are available daily at the Company’s option, subject to the restriction that the maximum amount available to the Company may not exceed 80% of the accounts receivable that meet the Lender’s eligibility requirements. In addition, the Lender has full recourse against the Company. Funds advanced by the Lender to the Company under the Agreement are subject to a daily fee equal to the Lender’s prime rate plus 4%, 11.25% at December 31, 2005. The Company has granted the Lender a first priority security interest in all accounts, contract rights, chattel paper, documents, instruments and related general intangibles now owned or hereafter acquired and the proceeds thereof. Transactions under the Agreement are being accounted for as secured borrowings rather than a sale of assets pursuant to SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. At December 31, 2005, the Company had $287 outstanding out of a total of $414 available for borrowing based on eligible accounts receivable at that time.

The Agreement has an initial term of one year and was renewed until October, 2006. The Agreement includes customary covenants regarding events of default. Upon an event of default, the Lender may, among other things, declare any amounts outstanding under the Agreement immediately due and payable. At December 31, 2005, the Company was in compliance with the customary covenants.

Interest expense for the years ended December 31, 2005 and 2004 was $41 and $8, respectively

Note 7 – Other Accrued Liabilities

	December 31, 2005	December 31, 2004
Future cash payments payable	$30	$—
Legal accrual	18	—
Audit fee accrual	88	75
Other accrued liabilities	107	123
Total other current liabilities	$243	$198

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

October 2004

In October of 2004, as part of the Company’s efforts to streamline its operations commensurate with its revenue base, the Company identified additional opportunities to reduce its cost structure and decided to close its software development operation in southern

California. Accordingly, the Company adopted an exit plan which resulted in a reduction of approximately 14 management and operating staff ($93) as well as closure costs associated with a plan to dispose of the southern California location ($24). The Company accounted for the plan in line with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”,

The following table provides a reconciliation of the beginning and ending liability balances for each of the years in the three-year period ended December 31, 2005.

	September 2001	August 2003	October 2004
	Facility Closure	Severance & Benefits	Severance	Facilities Closure	Total
Balance, January 1, 2003	$922	$—	$—	$—	$922
Restructuring charge	—	2,531	—	—	2,531
Severance payment withheld and applied to note receivable from officer	—	(618)	—	—	(618)
Spending	(123)	(1,864)	—	—	(1,987)
Adjustments	(39)	—	—	—	(39)
Balance, December 31, 2003	760	49	—	—	809

Restructuring charge	—	—	93	24	117
Spending	(85)	(32)	(49)	—	(166)
Adjustments	(59)	(8)	—	—	(67)
Balance at December 31, 2004	616	9	44	24	693
Spending	(21)	(9)	(44)	(24)	(98)
Balance, December 31, 2005	$595	$—	$—	$—	$595

In June 2005, Advance at Branchburg, LLC (“Advance”) filed a lawsuit against the Company in the Superior Court of New Jersey, Law Division, Somerset County. The lawsuit arises out of a commercial lease agreement between Advance as landlord and Cotelligent as tenant. Specifically, Advance alleges that Cotelligent breached the lease agreement by failing to make base and additional rent payments for the months of March 2005 to the present. Advance seeks payment of all amounts allegedly due under the lease, including base rent, late charges, interest and attorneys’ fees and costs. Advance also seeks “loss of bargain” damages, consisting of all rent due through the end of the lease term, reduced to present value using an interest rate of 6% per annum. The lawsuit does not specify that specific amount of damages sought. Advance initially obtained an entry of default against the Company but the default was vacated in September 2005 by Advance’s consent. The Company then filed an answer to Advance’s complaint, along with a counterclaim for the return of its security deposit. At December 31, 2005, the Company has accrued $595 related to the lease obligation, which is classified as part of restructuring liabilities. The accrual covers obligations for base and additional rent and late charges, offset by estimated potential rent from the sublet of the facility. In addition, the Company maintains a $180 security deposit with Advance in connection with the lease, classified as part of other long term assets. At this time, we do not believe this matter will have a material impact on our consolidated financial position, results of operations or cash flows other than the amounts already recorded on our financial statements.

Note 9 — Income Taxes

All of the Company’s pre-tax losses are derived from operations in the United States. The income tax provision (benefit) from continuing operations consists of the following.

	2005	2004	2003
Current:
Federal	$(69)	$—	$—
State	(3)	(28)	—
Total current	(72)	(28)	—
Deferred:
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—
Total income tax benefit	$(72)	$(28)	$—

Significant components of deferred tax assets and liabilities of the Company were as follows.

	December 31, 2005	December 31, 2004
Deferred tax assets:
Allowance for doubtful accounts	$20	$21
Capital loss carry-forward	2,924	—
Restructuring liabilities	220	250
Accrued vacation	57	86
Accrued liabilities	2	216
Net operating loss carry-forwards	16,806	14,953
Investments	—	2,565
Depreciation and amortization	175	521
Other	9	992
Valuation allowance	(20,213)	(19,604)
Net deferred taxes	$—	$—

The net change in the valuation allowance for the years ended December 31, 2005, 2004, and 2003 was an increase of $609, $970 and $5512, respectively.

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

At December 31, 2005, the Company had available federal and state net operating loss (NOL) carry-forwards of approximately $45,111 which expire in the 2019 through 2025 tax years. Under Section 382 of the Internal Revenue Code of 1986, as amended, the use of prior losses, including NOLs, is limited if a corporation undergoes an “ownership change.” The acquisition of OnSite Media, Inc., together with future issuances of equity interests by the Company or the exercise of outstanding warrants or options to purchase the Company’s common stock, may result in an ownership change that is large enough for this limitation to apply. If the limitation applies, the Company may be unable to use a material portion of its available NOL carry-forwards to reduce future taxable income.

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

The Company’s effective income tax rate for its continuing operations varied from the U.S. federal statutory tax rate as follows.

	For the Year Ended December 31,
	2005	2004	2003

U.S. federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(2.7)	(4.2)	(3.1)
Non-deductible items	2.9	1.9	—
Change in valuation allowance	25.1	48.8	37.1
Other	2.8	(14.6)	—
Effective tax rate	(3.3)%	(2.1)%	0.0%

Note 10 – Discontinued Operations

Prior to December 31, 2004, the Company entered into a plan to divest its IT services segment. The following financial data reflects the total assets and total liabilities of the discontinued operations and summary of operating results for the years ended December 31, 2004, 2003 and 2002.

Assets and Liabilities of Discontinued Operations:

	December 31,	December 31,
	2005	2004
Assets
Prepaid expenses and other current assets	$—	$160
Total current assets of discontinued operations held for sale	—	160
Property and equipment, net of accumulated depreciation of $ and $156	—	170
Total assets of discontinued operations held for sale	$—	$330

Liabilities
Accounts payable	$—	$36
Accrued compensation	—	262
Deferred revenue	—	600
Total current liabilities of discontinued operations	—	898
Net liabilities of discontinued operations held for sale	$—	$568

Summary of Operating Loss from Discontinued Operations:

	For the Year Ended December 31,
	2005	2004	2003
Revenues	$2,662	$6,684	$9,936
Cost of revenues	1,056	3,582	6,543
Gross profit	1,606	3,102	3,393
Research and development costs	—	—	619
Selling, general and administrative expenses	2,075	5,912	13,682
Impairment of long-lived assets	—	—	177
Restructuring charge	—	117	2,531
Operating loss	(469)	(2,927)	(13,616)
Total other income	—	67	106
Loss from discontinued operations before income tax benefit	(469)	(2,860)	(13,510)
Income tax benefit	—	—	2,509
Net loss from discontinued operations	(469)	(2,860)	(11,001)
Gain on sale of discontinuing operations	1,520	—	—
Income (loss) from discontinuing operations	$1,051	$(2,860)	$(11,001)

Summary of Gain on Sale of Discontinued Operations:

Year Ended December 31, 2005
Prepaid expenses and other	$41
Property and equipment, net	170
Accrued compensation	(163)
Net book value of assets and liabilities sold	48
Proceeds on sale of discontinued operations, net of selling expenses of $732	1,568
Gain on sale of discontinued operations	$1,520

Note 11– Lease Commitments

The Company leases various office spaces and certain equipment under noncancellable lease agreements which expire at various dates. Future minimum rental payments under such leases at December 31, 2005 for the Company’s continuing operations are as follows.

Operating Leases
2006	$945
2007	151
Total minimum lease payments	1,096
Less: Sublease payments	(37)
Net minimum lease payments	$1,059

Rental expense under these leases for the years ended December 31, 2005, 2004 and 2003, was $211, $175 and $ -, respectively. The net minimum lease payments at December 31, 2005 include lease obligations, net of projected sublease income, that were previously accrued in restructuring liabilities.

During the year ended December 31, 2005, the landlord paid the Company $149 and in exchange for the Company cancelling their existing lease and moving out of the office space. This amount is recorded as other income in the consolidated statement of operations.

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

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 31, 2003	4,355,925	$0.33
Granted	256,050	$0.27
Exercised	(322,501)	$0.19
Cancelled	(1,781,160)	$0.35
Outstanding at December 31, 2003	2,508,314	$0.32
Granted	1,859,166	$0.17
Cancelled	(967,801)	$0.25
Outstanding at December 31, 2004	3,399,679	$0.26
Granted	2,964,500	$0.13
Cancelled	(944,369)	$0.36
Outstanding at December 31, 2005	5,419,810	$0.19

The following table summarizes information concerning outstanding and exercisable options at December 31, 2005.

Range of Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.10-$0.25	5,348,710	8.13	$0.15	4,791,994	$0.15
$0.26-$4.94	69,600	5.20	$2.24	69,600	$2.24
$4.95-$17.81	1,500	2.46	$17.81	1,500	$17.81
$0.10-$17.81	5,419,810	8.09	$0.18	4,863,094	$0.19

Exercisable options at December 31, 2005, 2004 and 2003 were 4,863,094, 2,304,046 and 1,993,078 and weighted average exercise prices of these options were $0.19, $0.29 and $0.33 respectively.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the “ESPP”) allowed eligible employees to purchase shares of the Company’s Common Stock at a price equal to 85% of the lower of the closing market price on the first or last trading day of the ESPP’s quarter. A total of 950,000 shares of Common Stock have been reserved for issuance under the ESPP. During the years ended December 31, 2005, 2004, and 2003, employees did not purchase any shares of Common Stock.

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

Note 13 – Stockholders’ Equity

Preferred Stock

The Company has authorized 500,000 shares of one class of $0.01 par value Preferred Stock. The Board of Directors has authority, without further vote or action by stockholders, to issue the shares, fix the number of shares and change the number of shares constituting any series, and to provide for or change the voting powers, designations, preferences and relative, participating, optional or other special rights, qualifications, limitations or restrictions thereof, including dividend rights (and whether dividends are cumulative), dividend rates, terms of redemption (including sinking fund provisions), a redemption price or prices, conversion rights and liquidation preferences of the shares constituting any class or series of the Preferred Stock. No Preferred Stock was outstanding at December 31, 2005 or 2004. The Company has no current plans to issue any shares of Preferred Stock.

Common Stock

The par value of Common Stock, balance at December 31, 2001, in the accompanying consolidated statements of stockholders’ equity was reduced by $17 to reflect retroactive accounting treatment for the return of all Common Stock issued under the LSPP and cancellation of associated notes receivable to December 31, 2001 (note 12).

The Company has authorized 100,000,000 shares of one class of $0.01 par value Common Stock. The holders of Common Stock are entitled to one vote for each share on all matters voted upon by stockholders, including the election of the directors. At December 31, 2005 and 2004, there were 28,723,629 and 24,340,912 shares of Common Stock issued, respectively, after giving retroactive treatment for the return of 750,000 shares of Common Stock issued under the LSPP (notes 12 and 19). The Company repurchased 644,600 shares of its Common Stock during the year ended December 31, 2001 and reissued 500,000 of these shares during the year ended December 31, 2005; accordingly, at December 31, 2005 and 2004, there were 28,868,229 and 24,984,792 shares of common stock outstanding, respectively.

Warrants

During 2004, the Company issued warrants in connection with an acquisition. The following summarizes information concerning outstanding warrants at December 31, 2005.

Range of Exercise Price	Number of Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$0.25	5,339,803	0.67	$0.25	5,339,803	$0.25
$0.30	3,550,000	2.19	$0.30	3,550,000	$0.30
$0.25-$0.30	8,889,803	1.28	$0.27	8,889,803	$0.27

Additional Paid-In-Capital

The additional paid-in-capital, balance at December 31, 2001, in the accompanying consolidated statements of stockholders’ equity was reduced by $6,176 to reflect retroactive accounting treatment for the return of all Common Stock issued under the LSPP and cancellation of associated notes receivable to December 31, 2001 (note 12).

Notes Receivable From Stockholders

Beginning in 1999, the Company reported notes receivable from stockholders that resulted from the sale of shares of Common Stock under the LSPP. The balance of these notes receivable, at December 31, 2001, was reduced by $6,176 to zero to reflect retroactive accounting treatment for the return of all Common Stock issued under the LSPP and cancellation of associated notes receivable (note 12).

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

Note 14 – Earnings (Loss) Per Share

There were no reconciling items between the numerator and denominator used to compute basic and diluted loss per share for the periods presented in the consolidated statements of operations. Potentially dilutive stock options, after applying the treasury stock method, to purchase none, 40,085 and 689,026 shares of common stock were outstanding for the years ended December 31, 2005, 2004 and 2003, respectively, but were not included in EPS for those relevant periods because the Company reported a loss from continuing operations resulting in an antidilutive effect.

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

Note 16 – Segment Information

Prior to March 2, 2004, the Company was organized into one reportable segment, IT services. Effective with the acquisition of OnSite Media, Inc. on March 2, 2004, the Company became organized into the following two reportable segments, to align internal management with current service offerings:

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

Prior to December 31, 2004, the Company committed to a plan to discontinue its IT services segment. Accordingly, these accompanying consolidated financial statements have been prepared on a discontinued operations basis effectively reporting the Narrowcasting segment as continuing operations (see accompanying consolidated statements of operations), and the IT services segment as discontinued operations (see Note 10 ).

Note 17 – Quarterly Financial Data (Unaudited)

The following is quarterly data for the periods presented on the consolidated statement of operations.

	For the Year Ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$255	$609	$379	$601
Gross profit	$142	$377	$154	$365
Loss from continuing operations	$(303)	$(348)	$(774)	$(686)
Income (loss) from discontinued operations	$(672)	$(279)	$485	$(3)
Gain on sale of discontinued operations	$—	$—	$1,520	$—
Net income(loss)	$(975)	$(627)	$1,231	$(689)
Earnings per share:
Basic and diluted –
Loss from continuing operations	$(0.01)	$(0.01)	$(0.03)	$(0.02)
Income (loss) from discontinued operations	(0.03)	(0.01)	0.07	—
Net loss	$(0.04)	$(0.02)	$(0.04)	$(0.02)
Weighted average shares:
Basic and diluted	25,357,756	28,011,739	28,556,208	28,723,629

	For the Year Ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$77	$233	$255	$297
Gross profit	$48	$124	$140	$186
Loss from continuing operations	$(153)	$(314)	$(496)	$(315)
Income (loss) from discontinued operations	$(1,387)	$(587)	$(543)	$(410)
Gain on sale of discontinued operations
Net loss	$(1,540)	$(901)	$(1,039)	$(725)
Earnings per share:
Basic and diluted –
Loss from continuing operations	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Income (loss) from discontinued operations	(0.08)	(0.03)	(0.02)	(0.02)
Net loss	$(0.09)	$(0.04)	$(0.04)	$(0.03)
Weighted average shares:
Basic and diluted	16,952,763	24,111,621	24,111,621	24,192,133

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

In addition, during 2004, the Company’s Board of Directors approved a $404 reduction in the balance of notes receivable due from a former officer of the Company. Upon the reduction in the notes value, the former officer paid the remaining balance of the notes, $100. Accordingly, the Company reduced the valuation allowance against these notes receivable by $100 upon repayment. This reduction in the valuation allowance was classified as selling, general and administrative expenses.

Investment in Alliance Partner

During the year ended December 31, 2003, the Company engaged White Horse Interactive, to provide design services in connection with the Company’s website and paid White Horse Interactive $66.

Note 19 – Subsequent Events

The exercise period for the Onsite Warrants that were set to expire on March 1, 2006 was extended for 6 months by the Board of Directors in a meeting held on January 31, 2006.

Effective February 8, 2006, Harlan Kleiman resigned as director from our board of directors. Effective March 24, 2006, Terry Leiweke was elected to be a director on our board of directors.

Effective January 30, 2006, the board of directors, pursuant to the by-laws, increased the size of the board from 5 to 7 persons. The board has not yet filled the additional two seats.

On March 2, 2006, the Company obtained $100,000 from a private investor, who is a related party (the Company’s Public Relations Manager), in a first round of short term financing (the Bridge) in the form of a short term note bearing an interest rate of 1.5% per annum, plus 500,000 shares of the company’s unregistered common shares.

On March 16, 2005, the Company obtained $200,000 from a private equity fund, who is not a related party, in a first round of a private placement of the Company’s unregistered stock. 3,333,334 shares of the company’s unregistered common shares and warrants were issued for this transaction. The same investor has committed to invest another $100,000 in the next round of funding scheduled to occur in the second quarter of 2006.

The Compensation Committee of the Board of Directors of Watchit Media Inc, on April 11, 2006, awarded to James Lavelle, Watchit Media’s CEO, for his continuing progress in transforming the company, fully vested options on 1 million of the company’s shares immediately on completion of the audit for the year ended December 31, 2005, at the closing price on the date that the audit is completed, on or near April 15, 2006.

On February 20, 2006, the Company issued a 15% Convertible Promissory Note (The Note) to James Lavelle, it’s Chairman and CEO, in exchange for a $65,000 infusion by Mr. Lavelle to the Company. The Note has a conversion price of $.07 per share, for each Common share issued upon conversion the Note. In addition to the conversion shares, Mr. Lavelle received warrants. One warrant will be issued for each common share converted. Each warrant, represents the right to purchase two additional unregistered shares of Common Stock at a price of $.15 per share. The warrant shall be immediately exercisable upon issuance and shall expire three years from the date of issuance.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Notes to the consolidated financial statements

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

4.1

Form of certificate evidencing ownership of Common Stock of Cotelligent, Inc. (Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 33-80267), effective February 9, 1996, is hereby incorporated by reference)

4.2

Rights Agreement dated as of September 24, 1997, between Cotelligent, Inc. and BankBoston, N.A. (Exhibit 4.2 of the Company’s Annual report on Form 10-K (File No. 0-27415), filed with the SEC on April 14, 2004, is hereby incorporated by reference)

4.3

Amendment No. 1 to Rights Agreement, dated June 13, 2002, amending Rights Agreement, dated as of September 24, 1997, between Cotelligent, Inc. and BankBoston, N.A. (Exhibit 4 of the Company’s Current Report on Form 8-K (File No. 0-27412), filed with the SEC on June 13, 2002, is hereby incorporated by reference)

10.1

Amended and Restated Employment Agreement, dated as of January 5, 2000, between Cotelligent, Inc. and James R. Lavelle (Exhibit 10.1 of the Company’s Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on July 14, 2000, is hereby incorporated by reference)*

10.2

Employment Agreement, dated as of December 19, 2000, between Cotelligent, Inc. and Curtis J. Parker (Exhibit 10.3 of the Company’s Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on March 29, 2002, is hereby incorporated by reference)*

10.3

Long-Range Bonus Incentive Plan, effective as of November 18, 1999, among Cotelligent, Inc., James R. Lavelle and Daniel E. Jackson (Exhibit 10.6 of the Company’s Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on July 14, 2000, is hereby incorporated by reference)*

10.4

Cotelligent 1995 Long-Term Incentive Plan (Exhibit 10.9 of the Company’s Registration Statement on Form S-1/A (File No. 33-80267), filed with the SEC on January 24, 1996, is hereby incorporated by reference)*

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

10.8

Series C Convertible Redeemable Preferred Stock Purchase Agreement, dated as of August 19, 2002, by and between The Bluebook International Holding Company, Mark A. Josipovich, Daniel E. Josipovich, Daniel T. Josipovich, Dorothy E. Josipovich and Cotelligent, Inc. (Exhibit A of the Company’s Schedule 13D (File No. 005-61801), filed with the SEC on January 17, 2003, is hereby incorporated by reference)

10.9

Agreement of Compromise and Settlement, dated as of August 29, 2003, among Cotelligent, Inc., on the one hand, and Skiritai Capital LLC, Russell Silvestri, James Glockner and Lyron Bentovim, on the other hand (Exhibit 99.2 of the Company’s Current Report on Form 8-K (File No. 0-27412), filed with the SEC on September 4, 2003, is hereby incorporated by reference)

10.10

Termination of Employment Agreement, dated as of November 25, 2003, by and between Cotelligent, Inc. and Daniel E. Jackson (Exhibit 10.10 of the Company’s Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on April 14, 2004, is hereby incorporated by reference)

10.11

Agreement and Plan of Merger, dated November 24, 2003, by and among Recency Media USA, Inc., Cotelligent, Inc., OnSite Media, Inc., and Certain Stockholders of OnSite (Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 0-27412), filed with the SEC on December 3, 2003, is hereby incorporated by reference)

10.12

Business Development Agreement, dated as of November 24, 2003, by and between Recency Media USA, Inc. and OnSite Media, Inc. (Exhibit 2.8 of the Company’s Registration Statement on Form S-4 (File No. 333-111550), filed with the SEC on December 24, 2003, is hereby incorporated by reference)

10.13

Special Bonus Letter Agreement, dated December 31, 2003, by and between Cotelligent, Inc. and James R. Lavelle* (Exhibit No. 10.13 of the Company’s Annual Report on Form 10-K (File No. 0-27412), filed with the SEC on April 14, 2004, is hereby incorporated by reference)

10.14

Contract of Sale Security Agreement, dated as of October 8, 2004, between Cotelligent, Inc. and its subsidiaries, and CAPCO Financial Company, a division of Greater Bay Bank N.A., as amended (Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 0-27412), filed with the SEC on October 14, 2004, is hereby incorporated by reference)

10.15

Asset Purchase Agreement, dated as of April 1, 2005, by and among Fastech Integrated Solutions, LLC, Cotelligent, Inc., Cotelligent USA, Inc., CZG Mobile Ventures, Inc., bSmart.to, LLC, and JAS Concepts, Inc. (Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 3, 2005, is hereby incorporated by reference)

10.16

First Amendment to Asset Purchase Agreement, dated June 27, 2005, by and among Fast Track, LLC, Cotelligent, Inc., Cotelligent USA, Inc., CZG Mobile Ventures, Inc., bSmart.to, LLC, and JAS Concepts, Inc. (Annex A to the Company’s Proxy Statement Supplement filed on June 28, 2005, is hereby incorporated for reference)

10.17

Asset Purchase Agreement, dated as of September 15, 2005, by and between Watchit Media, Inc. and Charles Lain (Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2005, is hereby incorporated by reference)

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

99.1

Certificate of ownership and Merger, merging Watchit Media, Inc. with and into Cotelligent, Inc. (Exhibit 99.1 of the Company’s Current Report on Form 8-K, filed with the SEC on December 4, 2005. is hereby incorporated by reference.)

(b)	Reports on Form 8-K

Current Report on Form 8-K filed with the SEC on February 7, 2005

Current Report on Form 8-K filed with the SEC on Apil 17, 2005

Current Report on Form 8-K filed with the SEC on April 15, 2005

Current Report on Form 8-K filed with the SEC on April 28, 2005

Current Report on Form 8-K filed with the SEC on April 29, 2005

Current Report on Form 8-K filed with the SEC on May 27, 2005

Current Report on Form 8-K filed with the SEC on June 3, 2005

Current Report on Form 8-K filed with the SEC on July 21, 2005

Current Report on Form 8-K filed with the SEC on September 21, 2005

Current Report on Form 8-K filed with the SEC on December 16, 2005

*                                         Management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K

**                                  Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California on the 17th day of April, 2006.

WATCHIT MEDIA, INC.

By:	/s/ James R. Lavelle
James R. Lavelle
Chief Executive Officer

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby authorizes and constitutes James R. Lavelle and John Dong, and each of them singly, his true and lawful attorneys-in-fact with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities (including his capacity as a director and/or officer of Watchit Media, Inc.) to sign and file any and all amendments to this report with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, and he hereby ratifies and confirm as all that said attorneys-in-fact or any of them, or this or his substitutes, may lawfully do or cause to be done by virtue hereof.

Signature	Capacity	Date

/s/ James R. Lavelle

  James R. Lavelle

Chairman of the Board of Directors, Director and Chief Executive Officer (Principal Executive Officer)

April 17, 2006

/s/ John Dong

  John Dong

Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

April 17, 2006

/s/ Paul Frankel

  Paul Frankel

Director

April 17, 2006

  /s/ Debra J. Richardson

  Debra J. Richardson

Director

April 17, 2006

  /s/ Tony C. Vickers

  Tony C. Vickers

Director

April 17, 2006