Form 10-K/A
period 2005-12-31
WATCHIT MEDIA, INC.
filed 2006-05-01
CIK 1004963

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

(415) 477-9905

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock ($.01 par value)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐   No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐   No  ☒.

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

The number of shares of the registrant Common Stock outstanding as of April 28, 2006 was 39,079,852.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Items 10, 11 12, 13 and 14 of the Form 10-K filed by the Company on April 17, 2006 are hereby amended as follows.

Item 10 — Directors and Executive Officers of the Registrant

The number of directors on the Board of Directors is currently fixed at seven. Pursuant to the Company’s Certificate of Incorporation and By-laws, the Board of Directors is divided into three classes, Class I, Class II and Class III, serving staggered three-year terms. One class of directors is elected at each annual meeting of stockholders to serve for the following three years. Currently there are two Class I directors whose terms have expired but remain as directors until their successors are appointed, two Class II directors whose term expires in 2006, and one Class III director whose term expires in 2007.

Class I Directors

Debra J. Richardson is 51 years old, and joined the Company as a director in August 2001. Dr. Richardson is Dean of the School of Information and Computer Science and Professor of Informatics at the University of California, Irvine; she holds the Ted and Janice Smith Family Foundation Dean’s Endowed Chair. Dr. Richardson joined the faculty at UC Irvine in 1987, and was appointed department chair in 2000. Her research interests include formal software quality analysis and testing methods; she has developed leading edge software tools and worked with several companies in adopting technology to improve the quality of critical software systems. Dr. Richardson also serves as director of the Ada Byron Research Center on Diversity in Computing and Information Technology, director of the MICRO (Microelectronics Innovation and Computer Research Opportunities) program (one of the University of California’s Industry-Cooperative Research Programs) and is a founding member of the UC Institute for Software Research. Dr. Richardson serves on the Boards of the Orange County chapters of Girls Inc. and Achievement Rewards for College Scientists (ARCS), on strategic advisory boards of several academic institutions, and on the executive advisory board of the Association of Women in Technology. Richardson earned a Doctor of Philosophy and a Master of Science in computer and information science from the University of Massachusetts, Amherst, and received a Bachelor of Arts degree in mathematics from Revelle College of the University of California, San Diego.

Tony C. Vickers is 56 years old and is a director of the Company. He joined the Company in that capacity in January 2004. Mr. Vickers is also Principal of IT Services Development (ITSD), a results oriented management consulting firm that he established in 1998 that specializes in helping its clients to maximize profitable growth with the effective execution of projects ranging from strategic planning to mergers and acquisitions, and customer satisfaction surveys. Previously, Mr. Vickers was CEO, President and a Director of Computer People, a $400 million international IT professional services organization he founded in 1972, and took public in 1987. In addition, Mr. Vickers was Chairman of the IT Services Division of the Information Technology Association of America (ITAA) — the leading association for all aspects of the IT industry including software, services, system integration and Internet companies. Further, Mr. Vickers is a Director of Allin Corporation; a member of the Board of Advisors of Bluecrane, Inc., and Make Corp.; a member of the National Association of Corporate Directors; and a member of the University of Southern California’s Integrated Media Systems Center’s (IMSC) Board of Councilors. IMSC, which is sponsored by the National Science Foundation, is engaged in research, education programs and industry collaboration in multimedia and Internet technologies.

Class II Director

James R. Lavelle is 55 years old and is the founder, Chairman of the Board and Chief Executive Officer of the Company. Mr. Lavelle has served as Chief Executive Officer since he founded the Company in 1993. From inception of the Company until August 1995, Mr. Lavelle was also Chairman of the Board of the Company, a position that he reassumed in April 1996. From 1985 to 1993, he was a business consultant specializing in strategic marketing and organization development. From 1983 to 1985, Mr. Lavelle was Senior Manager and Director of Management Consulting Services for the San Francisco office of KMG Main Hurdman, an international accounting firm. Prior to that, he was Manager of Management Consulting Services in the San Francisco office of Price Waterhouse LLP, an international accounting firm. Mr. Lavelle has a bachelor’s degree from University of California at Santa Barbara and a Master of Business Administration degree from Santa Clara University.

R. Terry Leiweke: is 57 years old and is a director of the Company.  He joined the Company in that capacity in March 2006.  After competing as a top level college athlete on the highly ranked University of Houston football team, Terry worked at ABC Sports producing college and National Football League television programming. Following that he spent seven years running television programming for the Houston Summit. In 1978, along with his three brothers, he formed The Leiweke Company and founded the Major Indoor Soccer League. The Leiweke Company owned the Kansas City Comets. This success led to the creation of Sportsview Productions which was one of the original feeders of television programs to Madison Square Garden and USA Networks. Sportsview went on to produce a variety of film, commercial television and documentary programs.

Recently, Mr. Leiweke became chief executive officer of The World Series of Golf, a global sports franchise headquartered in Las Vegas, Nevada.

Class III Director

Paul D. Frankel is 59 years old and is a director of the Company. He joined the Company in that capacity in April 2005. Since June 2000, Mr. Frankel has been a partner and managing director of Van Der Moolen Specialists USA, a specialist firm on the New York Stock Exchange. From 1989 until June 2000, Mr. Frankel was a partner in Fagenson, Frankel and Streicher LLC, a specialist firm on the New York Stock Exchange. Mr. Frankel was a Senior Vice President and Treasurer of Jerome, Frankel & Company from 1979 until it became Fagenson, Frankel and Streicher LLC in 1989. Prior to 1979, Mr. Frankel was a partner and director of the John Webber Gallery in New York City and was owner of Paul David Press, an art publishing house. Mr. Frankel currently serves on the Board of Directors of the Jacobs Burns Film Center, an independent film and literacy educational center located in Westchester Country of New York State and the Board of Directors of Variety the Children’s Charity.

Other Executive Officer

John C. Dong is 52 years old and is Executive Vice President, Chief Financial Officer, Treasurer and Secretary of the Company.  Mr. Dong serves as our Executive Vice President, Chief Financial Officer, Treasurer and Secretary. From November 2005 until January 2006, Mr. Dong served as interim Chief Financial Officer. For 15 of the past 27 years prior to joining the Company, Mr. Dong founded and grew a consulting firm specializing in acquisitions, turnarounds, IPOs and divestitures.  Mr. Dong’s experience includes financial services, as well as high tech development firms, venture capital, Bio-Tech and media delivery and entertainment.  Prior to starting his consulting firm, Mr. Dong spent seven years as a senior internal consultant with Wells Fargo Bank and led the IPO effort for San Francisco Federal Savings.  Most recently he led the Sarbanes-Oxley compliance team for Cell Genesys (NASDAQ: CEGE), a bio-tech firm focused on the development and commercialization of novel biological therapies for patients with cancer.  Prior to that, he was CFO of BriteSmile Inc. a global leader in teeth whitening (NASDAQ: BSML), and prior thereto was the Chief Financial Officer of DV Capital, a diversified venture capital firm.  Mr. Dong graduated from the University of California at Berkeley with a Bachelors Degree in Accounting and Finance.  Mr. Dong also holds an MBA and earned his CPA credentials with Coopers & Lybrand, Int’l.

Audit Committee Financial Expert

The Board has determined that Paul Frankel, R. Terry Leiweke and Tony Vickers meet the definition of Audit Committee Financial Expert, as specified by the rules of the United States Securities and Exchange Commission and both are independent in accordance with listing standards established by the New York Stock Exchange.

Code of Business Conduct and Ethics

The Board has adopted a code of business conduct and ethics that applies not only to the Company’s CEO and CFO, as required by the SEC, but also to its directors and employees. The current version of such code of business conduct and ethics can be found on the Company’s Internet website at www.Watchit Media.com and is available in print free of charge to the Company’s stockholders upon request.

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

Based solely on its review of the copies of such forms received by the Company with respect to the fiscal year ended December 31, 2005, Debra J. Richardson, Tony C. Vickers and Harlan P. Kleiman each filed a late Form 5 reporting two transactions, one relating to the issuance of shares common stock for attendance at the 2004 annual meeting and one relating to the issuance of shares of common stock for director’s fees. James R. Lavelle filed a late Form 5 reporting relating to the grant of stock options. Curtis J. Parker filed a late Form 5 reporting two transactions both of which related to the grant of stock options. Anthony M. Frank, a former director of the Company, who retired in August 2004, has not yet filed a Form 5 reporting the termination of his reporting responsibilities under Section 16(a). Except for these late filings, to the best of the Company’s knowledge, all other Section 16(a) filing requirements have been satisfied.

Item 11 — Executive Compensation

The following table sets forth certain information regarding the compensation earned by or awarded to the Chief Executive Officer and remaining executive officers of the Company for the fiscal years ended December 31, 2005, 2004 and 2003.

Summary Compensation Table

	Annual Compensation						Long Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary($) (1)		Bonus($)	Other($)		Options/ SARs(#)
James R. Lavelle	2005	291,996					1,000,000
Chairman and Chief	2004	323,999		639,597	76,660	(2)	400,000
Executive Officer					18,000	(3)
	2003	440,441		598,519	1,997	(4)
					136,590	(2)
					18,000	(3)

Curtis J. Parker	2005	144,112					500,000
Executive Vice	2004	193,232			29,031	(5)	550,000
President, Chief Financial	2003	154,045			1,123	(4)
Officer, Treasurer					18,773	(5)
and Secretary

John C. Dong	2005	16,275	(6)
Acting Executive Vice
President, Chief Financial
Officer, Treasurer and
Secretary

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
(5)

Represents $15,750 and $11,600 for duplicate housing expenses and $13,281 and $7,173 for a gross-up of payroll taxes for 2004 and 2003, respectively (incurred in connection with the inclusion of the duplicate living expenses in W-2 wages) paid for by the Company for such employee’s southern California residence. These expenses were incurred in connection with a cost cutting measure after the Company closed its northern California corporate office and required the employee to commute and live during the business week near the southern California office.

(6)	Represents consulting fees for November, 2005 through December 31, 2005.

Stock Option Grants Table

The following table sets forth, as to the executive officers named in the Summary Compensation Table, information related to the grant of stock options pursuant to the Company’s 1998 Long-Term Incentive Plan during the fiscal year ended December 31, 2005

Options Granted In The Fiscal Year Ended December 31, 2005

	Individual Grants
Name	Number of Securities Underlying Options Granted	Percentage of Total Options Granted to Employees in the fiscal year ended December 31, 2005	Exercise or Base Price Per Share ($/Share)	Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation For Option Term ($)
				5%	10%
James R. Lavelle	1,000,000	34%	$0.13	79,366	207,186
Curtis J. Parker	500,000	17%	$0.13	39,683	103,593

Stock Option Exercises and Year End Values Table

The following table shows, as to the executive officers named in the Summary Compensation Table, information with respect to the unexercised options to purchase Common Stock granted under the 1995 and 1998 Long-Term Incentive Plans and held as of December 31, 2005.

Value of Options at December 31, 2005

	Number of Shares Acquired On Exercise	Value Realized ($)	Number of Securities Underlying Unexercised Options Held at December 31, 2005		Value of Unexercised In-the-Money Options at December 31, 2005 ($)(1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
James R. Lavelle	0	0	1,800,000	0	0	0
Curtis J. Parker	0	0	1,250,000	100,000	0	0

(1)

Options are “in-the-money” if the closing market price of the Company’s Common Stock exceeds the exercise price of the options. The value of the unexercised options represents the difference between the exercise price of such options and the closing market price ($0.07) of the Company’s Common Stock on the OTC Bulletin Board on December 31, 2005.

Employment Agreements; Covenants-Not-to-Compete

Mr. James R. Lavelle, Watchit Media’s Chairman and Chief Executive Officer, is a party to a three-year employment agreement effective January 5, 2000 which, unless terminated or not renewed by him, continues thereafter on a year-to-year basis on the same terms and conditions. Mr. Lavelle’s employment agreement provides that, in the event of termination of employment by the Company without cause, he shall be entitled to receive from the Company an amount equal to (i) three times the minimum base salary, as defined in the employment agreement, plus (ii) three times his most recent annual bonus (not including any payments made under Watchit Media’s Long-Range Bonus Incentive Plan), without regard to whether he obtains subsequent employment. Mr. Lavelle shall be deemed to have been terminated without cause by Watchit Media, if, among other things, Watchit Media fails to elect and continue Mr. Lavelle as Chief Executive Officer or Chairman or to nominate him for re-election as a member of the board of directors unless Mr. Lavelle is terminated for good cause. In addition, his employment agreement provides that, in the event of a change in control of the Company where he has not received at least five days’ notice of such change in control, he will be deemed to have been terminated without cause and shall be entitled to compensation as described in the preceding sentence. Additionally, in such event he will not be bound by any non-compete terms in his employment agreement, as discussed below. If given at least five days notice of such change in control, he may elect to terminate his employment agreement and collect the respective compensation provided above.

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

Mr. Curtis J. Parker resigned as Executive Vice President, Chief Financial Officer, Treasurer and Secretary on November 17, 2005.

Equity Compensation

The following table sets forth, as of December 31, 2005, outstanding awards and shares remaining available for future issuance under the Company’s compensation plans under which equity securities are authorized for issuance (excluding 401(k) plans and similar tax-qualified plans).

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	775,500	$0.40	2,727,443	(1)
Equity compensation plans not approved by security holders(2)	4,442,810	$0.14	not determinable
Total	5,218,310	$0.18	not determinable

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

Performance Graph

The following chart compares the yearly percentage change in the cumulative total stockholder return on the Company’s Common Stock from March 31, 2000 through December 31, 2004, with the cumulative total return on the Russell 2000 Index and the NASDAQ Composite Index. The comparison assumes $100, as of February 14, 1996, the date of the Company’s initial public offering (the “Offering”) was invested in the Company’s Common Stock and in each of the foregoing indices and assumes reinvestment of dividends, as applicable. Watchit Media’s Offering price of $9.00 was used as the beginning price of the Common Stock. Dates on the following chart represent the last day of the indicated fiscal year. Watchit Media has paid no dividends during the periods shown.

Comparison of Five Year Cumulative Total Return

Company/Index	December 31, 2001	December 31, 2002	December 31, 2003	December 31, 2004	December 31, 2005
Watchit Media, Inc.	$2.89	$4.11	$2.44	$1.22	$0.78
Russell 2000 Index	$151.90	$119.12	$173.17	$202.61	$209.34
NASDAQ Composite Index	$178.82	$122.45	$183.68	$199.45	$202.19

Director Compensation

New outside directors receive $10,000 worth of our Common Stock when they join the Board, at the closing price of the Common Stock the day the director joins the Board. Outside directors receive $5,000 worth of our Common Stock on the date of the Company’s annual meeting at the closing price of the Common Stock the day of the meeting. Outside directors receive $20,000 in annual cash compensation paid in quarterly installments of $5,000. The Board may decide from time to time to take its installment compensation in the same value in our Common Stock. Outside directors receive $1,500 for each Board teleconference. Outside directors receive $2,500 for Board meetings which require their personal attendance. We pay directors’ out-of-pocket expenses associated with meeting attendance or other activities conducted on behalf of the Company.

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

Compensation Committee Report on Executive Compensation

The following report of the Board of Directors of Watchit Media shall not be deemed filed under either the Securities Act or the Exchange Act except to the extent that Watchit Media specifically incorporates this information by reference.

Overview

The key components of executive officer compensation are salary, bonus and equity-based awards.

The Board of Directors hold primary responsibility for determining executive officer compensation levels, subject to the terms of executive employment agreements.. The Board of Directors has adopted a compensation philosophy intended to align compensation with Watchit Media’s overall business strategy. The philosophy guiding the executive compensation program is designed to link executive compensation and stockholder value. The goals of the program are to:

•                  Compensate executive employees in a manner that aligns the employees’ interests with the interests of the stockholders;

•      Encourage continuation of Watchit Media’s entrepreneurial spirit;

•      Reward executives for successful long-term strategic management;

•      Recognize outstanding performance; and

•      Attract and retain highly qualified and motivated executives.

The Board of Directors believes that Watchit Media’s executive compensation program should consist primarily of base salaries, performance bonuses and equity-based awards. The Board of Directors has structured these compensation elements to motivate and reward executive management for performance that builds long-term stockholder value. In particular, base salaries and discretionary bonuses have been designed to give Watchit Media’s executives the potential to earn in excess of competitive industry compensation if certain subjective and objective operating and performance goals for Watchit Media are achieved. Moreover, the Board of Directors will continue granting Watchit Media’s executives and other key employees stock options and/or other equity-based awards at current market value. Such options have no monetary value to the executives unless and until the market price of Watchit Media’s Common Stock increases. In this manner, Watchit Media’s executives will be compensated as stockholder value increases. The Board of Directors anticipates that discretionary bonus payments and option grants made during the fiscal year ended December 31, 2004 and thereafter were and will be based on multiple subjective and objective measurements and criteria linked to building long-term stockholder value.

The cash compensation paid to Watchit Media’s executive officers during the fiscal year ended December 31, 2005 was in accordance with arms-length negotiations between Watchit Media and such executive officers.

Chief Executive Officer’s Compensation

Mr. James R. Lavelle, the Company’s Chairman and Chief Executive Officer, is a party to a three-year employment agreement which was negotiated at arms-length and became effective on January 5, 2000 which, unless terminated or not renewed by him, continues thereafter on a year-to-year basis on the same terms and conditions. This employment agreement supercedes prior employment agreements that the Company had entered into with Mr. Lavelle. Mr. Lavelle’s employment agreement provides for a minimum base salary of $450,000 (subject to increase by the Compensation Committee) and the right to receive annually discretionary incentive bonuses provided by the Compensation Committee and to receive stock option grants at the discretion of the Compensation Committee. Mr. Lavelle may also participate in Watchit Media’s Long-Range Incentive Bonus Plan.

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

R. Terry Leiweke

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

Item 12 — Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of April 28, 2006 information regarding the beneficial ownership of the Common Stock of the Company by (i) each person known to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each of the Company’s directors, (iii) each named executive officer and each officer named in the Summary Compensation Table and (iv) all executive officers and directors as a group. Unless otherwise indicated, all persons listed have an address c/o the Company’s principal executive offices and have sole voting and investment power with respect to their shares unless otherwise indicated.

	Shares Beneficially Owned
Name	Number	Percent
Stiassni Capital Partners, LP(1)	6,666,668	11.25%
Colt Melby(2)	5,000,000	8.44%
James R. Lavelle(3)	4,955,307	8.36%
Cliff Melby(4)	3,333,334	5.63%
Loren W. Willman(5)	1,514,581	2.56%
John C. Dong(6)	300,000	*
Debra J. Richardson(7)	182,582	*
Tony C. Vickers(8)	161,594	*
Paul D. Frankel(9)	44,286	*
R. Terry Leiweke(10)	5,000	*
All executive officers and directors as a group (6 persons)(11)	5,648,769	9.53%

*	Less than 1%

(1)	Includes 3,333,334 shares issuable upon exercise of warrants exercisable within 60 days of April 28, 2006.
(2)	Includes 1,666,667 shares issuable upon exercise of warrants exercisable within 60 days of April 28 2006.
(3)	Includes 2,800,000 shares issuable upon exercise of options and 1,000,000 shares issuable upon exercise of warrants exercisable within 60 days of April 28, 2006.
(4)	Includes 1,111,111 shares issuable upon exercise of warrants exercisable within 60 days of April 28 2006.
(5)

Includes 1,514,581 shares issuable upon exercise of warrants help by Mr. Willman within 60 days of April 28, 2006. This information is based solely on the Company’s records of the number of shares of Common Stock that may be received upon exercise of warrants held by Mr. Willman and does not include any other shares of Common Stock that may be beneficially owned by Mr. Willman.

(6)	Includes 300,000 shares issuable upon exercise of options exercisable within 60 days of April 28, 2006.
(7)	Includes 15,000 shares issuable upon exercise of options exercisable within 60 days of April 28, 2006.
(8)	Includes 15,000 shares issuable upon exercise of options exercisable within 60 days of April 28, 2006.
(9)	Includes 5,000 shares issuable upon exercise of options exercisable within 60 days of April 28, 2005.
(10)	Includes 5,000 shares issuable upon exercise of options exercisable within 60 days of April 28, 2006.
(11)	Includes 3,140,000 shares issuable upon exercise of options and 1,000,000 shares issuable upon exercise of warrants exercisable within 60 days of April 28, 2006

Item 13 — Certain Relationships and Related Transactions

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

On September 8, 1999, the stockholders approved the Watchit Media, Inc. 1999 Leveraged Stock Purchase Plan (the “LSPP”), which authorizes the purchase of shares of Common Stock by eligible employees who are selected by the Compensation Committee of the Board to participate in the LSPP on terms and conditions determined by the Compensation Committee. Since the inception of the LSPP through March 31, 2000, Mr. Lavelle has been issued 750,000 shares of Common Stock. Shares issued under the LSPP resulted in notes receivable from Mr. Lavelle for $2,671,875 at 5.93% interest. Mr. Lavelle’s notes remained outstanding until March 29, 2005, when the Board decided to unwind the sale of shares previously issued in connection with the LSPP. The Board received an opinion of special Delaware counsel to the effect that the receipt by the Company of the promissory note from Mr. Lavelle as the sole consideration for the shares of Common Stock acquired did not constitute the consideration required by Section 152 of the Delaware General Corporation Law then in effect for the shares of Common Stock to be validly issued, fully paid and nonassessable shares of Common Stock of the Company. As a result, the notes receivable from Mr. Lavelle, in the face amount of $2,671,875, together with all interest accrued thereunder, has been cancelled and the 750,000 shares of Common Stock were returned by Mr. Lavelle to the Company and cancelled.

Item 14 — Principal Accountant Fees and Services

The Board of Directors authorized the dismissal of KPMG LLP as independent auditors for the Company on June 30, 2004 and the immediate engagement of Rowbotham & Company LLP as successor independent auditors. The following is information with respect to fees and the associated services rendered by KPMG LLP and Rowbotham & Company LLP during 2005.

•                  Audit Fees — The aggregate fees billed by KPMG LLP for the review of the financial statements as included on Form 10-Q for the quarter ended March 31, 2004 were $20,268. The aggregate fees billed by KPMG LLP for services rendered in connection the registration statement as included on Form S-4/A dated February 4, 2004 were $11,110. The aggregate fees billed by Rowbotham & Company LLP for the audit of the Company’s annual financial statements (including all the Company’s subsidiaries) for the three years ended December 31, 2004 as included on Form 10-K, and the reviews of the financial statements as included on Forms 10-Q for the quarters ended June 30, 2004 and September 30, 2004 were $203,985. The aggregate fees billed by Rowbotham & Company LLP for the audit of the Company's annual financial statements (including all the Company’s subsidiaries) for the year ended December 31, 2005 as included on Form 10-K and the reviews of the financial statements as indicated on Forms 10-Q for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005 were $170,066.

•      Audit-Related Fees — None

•      Tax Fees — None

•      All Other Fees — None.

Pre-approval policies: The Board of directors is required to pre-approve the rendering, by our independent auditor, of audit or permitted non-audit services.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California on the 28 th day of April, 2006.

WATCHIT MEDIA, INC.

By:	/s/ James R. Lavelle
James R. Lavelle
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been singed below by the following persons in the capacities indicated on behalf of Watchit Media, Inc. this 28 th day of April 2006.

Signature	Capacity	Date

/s/ James R. Lavelle	Chairman of the Board of Directors, Director and	April 28, 2006
James R. Lavelle	Chief Executive Officer (Principal Executive Officer)

/s/ John C. Dong	Executive Vice President, Chief Financial Officer	April 28, 2006
John C. Dong	(Principal Financial and Accounting Officer)

*	Director	April 28, 2006
R. Terry Leiweke

*	Director	April 28, 2006
Debra J. Richardson

*	Director	April 28, 2006
Tony C. Vickers

	Director	April 28, 2006
Paul D. Frankel

/s/ James R. Lavelle	Attorney-in-Fact*
James R. Lavelle

EXHIBIT NO.	DESCRIPTION
24.1	Power of attorney (included on signature page of original Form 10-K filed on April 17, 2006)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a of the Exchange Act**)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a of the Exchange Act**)

**	Filed herewith.