Form 10-Q
period 2006-03-31
WATCHIT MEDIA, INC.
filed 2006-05-23
CIK 1004963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission File Number 0-27412

WATCHIT MEDIA, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3173918
(State of incorporation)	(I.R.S. Employer Identification No.)

655 Montgomery Street, Suite 1000, San Francisco, California 94111

(Address of principal executive offices)

(415) 477-9905

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicated by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act) Yes  ☐     No  ☒

At May 22, 2006, there were 39,079,852 shares of Common Stock outstanding.

WATCHIT MEDIA, INC.

INDEX

Part I - Financial Information

Item 1. Financial Statements

WATCHIT MEDIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$—	$11
Refundable income taxes	3	13
Accounts receivable, net of allowance for doubtful accounts of $54 and $54, and $368 and $543 pledged as collateral security, respectively	489	340
Prepaid expenses and other current assets	156	92
Total current assets	648	456
Property and equipment, net	169	177
Goodwill	2,728	2,728
Other intangibles, net	572	607
Other assets	182	182
Total assets	$4,299	$4,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank Overdraft	$47	$—
Secured borrowings	368	287
Accounts payable	1,102	801
Accrued compensation and related payroll liabilities	253	269
Restructuring liabilities	594	595
Other accrued liabilities	464	243
Debt	165	—
Total current liabilities	2,993	2,195
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, $0.01 par value; 500,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $0.01 par value; 100,000,000 shares authorized, 33,668,896 and 28,868,229 shares issued, respectively	337	289
Additional paid-in capital	83,079	82,785
Accumulated deficit	(81,997)	(81,006)
Treasury stock	(113)	(113)
Total stockholders’ equity	1,306	1,955
Total liabilities and stockholders’ equity	$4,299	$4,150

See accompanying notes to the condensed consolidated financial statements.

WATCHIT MEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues	$546	$255
Cost of revenues	308	113
Gross profit	238	142
Selling, general and administrative expenses	1,204	504
Operating loss	(966)	(362)
Other income (expense):
Interest expense	(24)	(9)
Interest income	—	1
Total other expense	(24)	(8)
Loss from continuing operations before income tax benefit (expense)	(990)	(370)
Income tax benefit (expense)	(1)	67
Loss from continuing operations	(991)	(303)
Loss from discontinued operations, net of income tax benefit of $- and $-	—	(672)
Net loss	$(991)	$(975)

Earnings per share:
Basic and diluted –
Loss from continuing operations	$(0.03)	$(0.01)
Loss from discontinued operations	—	(0.03)
Net loss	$(0.03)	$(0.04)

Basic and diluted weighted average number of shares outstanding	29,825,666	25,357,756

See accompanying notes to condensed consolidated financial statements.

WATCHIT MEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
		Revised See Note 1
Cash flows from operating activities:
Net Loss	$(991)	$(975)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	25	26
Stock-based compensation expense related to employee stock options	35	—
Common stock issued for services	63	—
Amortization of identifiable intangible assets	35	35
Restricted shares issued in connection with director compensation	—	17
Provision for doubtful accounts	—	(9)
Changes in current assets and liabilities:
Accounts receivable	(149)	88
Prepaid expenses and other current assets	(11)	8
Bank overdraft	47	—
Accounts payable and accrued liabilities	515	502
Income taxes, net	10	(63)
Other liabilities	—	(54)
Net cash used in operating activities	(421)	(425)
Cash flows from investing activities:
Purchases of property and equipment	(17)	(38)
Net cash used in investing activities	(17)	(38)
Cash flows from financing activities:
Additional (repayment) of secured borrowings	81	(64)
Proceeds from debt	165	—
Cost of issuing of Common Stock and warrants	(19)	(47)
Proceeds from issuance of Common Stock and warrants	200	155
Net cash provided by financing activities	427	44
Net decrease in cash and cash equivalents	(11)	(419)
Cash and cash equivalents at beginning of period	11	526
Cash and cash equivalents at end of period	$—	$107

See accompanying notes to condensed consolidated financial statements.

WATCHIT MEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share data)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Supplemental disclosures of cash flow information:
Interest paid	$16	$9
Income taxes paid	$1	$2
Income taxes refunded	$—	$6
Significant non-cash financing and investing activities:
Deferred acquisition costs	$—	$8
Issuance of Common Stock in debt transaction	$53	$—

See accompanying notes to condensed consolidated financial statements.

WATCHIT MEDIA, INC.

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

Liquidity

The Company has had operating losses and negative operating cash flows for the past several fiscal periods. This has been due to declining demand for IT services and solutions and investments the Company has made in its new narrowcasting business. As a result, the Company is exposed to certain risks which include the availability of financing, the retention of and dependence on key individuals, the effects of intense competition, the ability to develop and successfully market new product and service offerings, and the ability to streamline operations and increase revenues. While the Company is now focused on executing a growth strategy in the narrowcasting market, there can be no assurance the Company will be profitable in the future.

During the past and in 2006, management has taken action in response to the continued softness in IT services in order to preserve cash, including but not limited to significant reductions in headcount, outsourcing certain administrative functions, changing benefit plan insurance carriers, relocating the headquarters resulting in lower lease obligations, acquiring a business in an industry with more near term growth prospects than IT services, securing a line of credit agreement against its accounts receivable and announcing the plan to divesting its IT services segment. On February 1, 2005, the Company entered into a Stock and Warrant Purchase Agreement with certain accredited investors pursuant to which the Company sold Common Stock and warrants resulting in a cash infusion to the Company. In addition, on April 1, 2005 the Company signed a definitive agreement with FastTrack, LLC, an affiliate of Beverly Hills, California private equity firm Skyview Capital, LLC for the sale of its remaining IT services business.

On February 20, 2006, the Company issued a 15% Convertible Promissory Note (the “Note”) to James Lavelle, it’s Chairman and CEO, in exchange for a $65 infusion by Mr. Lavelle to the Company. The Note is due and payable on demand. The Note has a conversion price of $.07 per share, for each Common share issued upon conversion of the Note. In addition upon conversion Mr. Lavelle will receive two warrants for each common share issued. Each warrant, represents the right to purchase two additional unregistered shares.

of Common Stock at a price of $.15 per share. The warrant shall be immediately exercisable upon issuance and shall expire three years from the date of issuance.

On March 2, 2006, the Company obtained $100 from a private investor, who is a related party (the Company’s Public Relations Manager), in a first round of short term financing (the “Bridge”) in the form of a short term note bearing an interest rate of 1.5% per annum, plus 500,000 shares of the Company’s unregistered common shares. The Bridge is due and payable in September 2006. The Company valued the Common Stock using the market price of the Company’s Common Stock on March 2, 2006, which resulted in an estimated fair value of $53. This amount has been recorded as prepaid interest and is being amortized to interest expense.

On March 16, 2005, the Company obtained $200 from a private equity fund, who is not a related party, in a first round of a private placement of the Company’s unregistered stock. 3,333,334 shares of the Company’s unregistered common shares and warrants were issued for this transaction. The same investor has committed to invest another $100 in the next round of funding scheduled to occur in the second quarter of 2006.

 Management has carefully forecasted its results of operations and financial position through March 31, 2007, and has determined that the remaining cash on hand, together with cash available from the line of credit (see discussion in subsequent events, regarding notice from CAPCO) and proceeds from the sales of Common Stock to accredited investors, and proceeds from the sale of the IT services segment, will provide adequate cash to fund its anticipated working capital needs. In the event circumstances arise that are not factored into the forecast, management will take further action to streamline operations and to continue looking for financing alternatives.

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006.

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $36 which consisted of stock-based compensation expense related to employee stock options. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the three months ended March 31, 2006.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statement of Operations, because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

The table below reflects net income and diluted net income per share pro forma information for the three months ended March 31, 2005 as follows:

Three Months Ended March 31
2005
Net loss, as reported	$(975)
Deduct: Stock-based compensation expense determined under fair value based method for awards net of related tax expense, if applicable	21
Net Loss – pro forma	$(996)

Basic and diluted:
Net loss per share, as reported	$(0.04)
Effect of stock-based compensation per SFAS 123	—
Basic and diluted	$(0.04)

The Company calculated the value of each option on the grant date using the Black-Scholes option pricing model as prescribed in SFAS No. 123 using the following assumptions:

Three Months Ended March 31, 2005
Dividend Yield	0%
Volatility	157%
Risk-free interest rate	3.96%
Expected term	1.25 years

Basis of Presentation

We have prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. These condensed consolidated financial statements should be read in conjunction with our audited financial statements and footnotes related thereto for the year ended December 31, 2005, included in our annual report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2006. The unedited condensed consolidated financial statements include, in our opinion, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position as of March 31, 2006. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

Revised Cash Flow

In 2005, the Company has not reported operating, investing, and financing portions of the cash flow attributed to its discontinued operations as a single amount.

Note 2 – Changes in Stockholders Equity

			Additional				Total
	Common Stock		Paid in		Treasury Stock		Stockholders’
	Shares	Amount	Capital	Net Loss	Shares	Amount	Equity
Balance at December 31, 2005	28,868,229	$289	$82,785	$(81,006)	144,600	$(113)	$1,955
Issuance of Common Stock in connection with private placement	3,333,334	33	—	—	—	—	33
Issuance of Warrants in connection with private placement	—	—	167	—	—	—	167
Cost of registering and issuing securities in connection with private placement	—	—	(9)	—	—	—	(9)
Issuance of Common Stock in connection with purchase of a business	197,333	2	8	—	—	—	10
Cost of registering and issuing securities in connection with purchase of a business	—	—	(10)	—	—	—	(10)
Issuance of Common Stock for services	770,000	8	55	—	—	—	63
Stock-based compensation expense related to employee stock options	—	—	35	—	—	—	35
Issuance of Common Stock in connection with issuing debt	500,000	5	48	—	—	—	53
Net loss	—	—	—	(991)	—	—	(991)
Balance at March 31, 2006	33,668,896	$337	83,079	$(81,997)	144,600	$(113)	$1,306

Note 3 –Acquisition

Watchit Media acquired OnSite Media, Inc, a Nevada corporation, on March 2, 2004. In the acquisition, OnSite was merged with and into Watchit Media USA, Inc. a wholly owned subsidiary of Watchit Media, or “Watchit”. OnSite was a ten year old Company that developed enabling digital technologies and production services aimed at providing complete solutions for video content creation, distribution, scripting and playback for companies with digital display channels and networks. OnSite historically provided this software and service offerings to the hospitality and gambling industries. This is called narrowcasting.

Narrowcasting technology presents dynamic, compelling motion media that influences the actions of captive audiences. Promotional messages for hotel in-room channels, presenting commercial messages to casino entertainment facilities and outdoor signage had been the primary business of OnSite. In addition, OnSite developed a unique Internet media creation software application which we believe will give the newly formed Watchit a competitive advantage. Watchit Media intends to leverage its marketing expertise, resources and infrastructure to enhance Watchit’s current services, launch new proprietary television programs, add greater value to current client relationships, add clients in the hospitality market, and expand to new markets.

The Company believes the convergence of Internet, wireless and video media will soon become a major part of the technology landscape. The Company believes Watchit Media’s infrastructure, experience in developing wireless and Internet business applications and its system integration expertise are an excellent fit with the rapidly evolving narrowcasting market.

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

Immediately following the close of the transaction, with the issuance of 10,679,608 shares of Watchit Media Common Stock, the former OnSite stockholders owned 43% of the total shares of Watchit Media Common Stock then outstanding.

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

The Company has accounted for the aggregate consideration paid for the acquisition as follows:

Liabilities assumed	$(10)
Goodwill	136
Total aggregate consideration paid	$126

The changes in carrying amounts of goodwill and other intangibles for the three months ended March 31, 2006 were as follows.

	Goodwill	Other Intangibles
Balance at December 31, 2005	$2,728	$607
Amortization expense	—	(35)
Balance at March 31, 2006	$2,728	$572

The Company has ascribed useful lives to the identifiable intangible assets that range from 2 to 20 years. In the three months ended March 31, 2006 and 2005 the Company recorded amortization on the identifiable intangible assets of $35 and $35, respectively.

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

The following summarizes the activity and balances for these restructuring programs for the three months ended March 31, 2006.

September 2001
Facilities Closure
Balance at December 31, 2005	$595
Spending, net of sublease receipts on facilities	(1)
Balance at March 31, 2006	$594

Note 5 – Discontinued Operations

Prior to December 31, 2004, the Company entered into a plan to divest its IT services segment. The following financial data reflects the summary of operating results for the three months ended March 31, 2005. The sale of the IT services segment was completed on July 15, 2005

Summary of Operating Loss from Discontinued Operations:

For the Three Months Ended March 31,
2005
Revenues	$937
Cost of revenues	514
Gross profit	423
Selling, general and administrative expenses	1,095
Operating loss	(672)
Total other expense	—
Loss before income tax expense	(672)
Income tax expense	—
Net loss	$(672)

Note 6 – Weighted Average Number of Shares Outstanding

There were no reconciling items between the numerator and denominator used to compute basic and diluted loss per share for the periods presented in the condensed consolidated statements of operations. The Company had outstanding stock options, and warrants of 17,416,088 and 10,310,805 at March 31, 2006 and 2005 respectively, that were not included in EPS for those relevant periods because the Company reported a loss from continuing operations resulting in an antidilutive effect.

Note 7 – Stock Based Compensation

Long-term Incentive Plan

The Company maintains the 1998 Long-Term Incentive Plan (the “1998 Plan”) and the 2000 Long-Term Incentive Plan (the “2000 Plan”). The 1998 Plan was adopted as a replacement to the Company’s 1995 Long-Term Incentive Plan (the “1995 Plan”). No further awards may be granted under the 1995 Plan, although awards granted prior to the adoption of the 1998 Plan remain outstanding under the 1995 Plan in accordance with their terms. The 2000 Plan is similar to the 1998 Plan, except that (i) awards under the 2000 Plan are to be made primarily to employees who are not officers or directors, (ii) the 2000 Plan does not contain a limit as to the number of shares that may be subject to outstanding awards granted either individually or in the aggregate (whereas the 1998 Plan contains 750,000 per individual annual limit, and aggregate limit of 18% of total outstanding shares), and (iii) incentive stock options (ISOs) cannot be granted under the 2000 Plan. Of the non-qualified options granted to date, a majority is generally exercisable beginning one year from the date of the grant in cumulative yearly amounts of 25% to 33% of the shares under option and all expire ten years from the date of the grant. Under the provisions of the plans, stock-based awards are granted at terms and prices determined by the Compensation Committee of the Board of Directors as defined in each plan, except for grants of 10,000 stock options or less, which are administered by the Chief Executive Officer of the Company.

A summary of option transactions is described in the table below. All options granted in the periods below are non-qualified and were granted with exercise prices no less than the fair market value of the underlying stock on the date of the grant.

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	5,419,810	$0.19
Granted	1,575,000	$0.07
Cancelled	(1,214,936)	$0.24
Outstanding at March 31, 2006	5,379,874	$0.14

The total compensation cost not yet recognized as of March 31, 2006 related to non-vested options was $107,874 which will be recognized over 3 years.

Note 8 – Segment Information

Prior to March 2, 2004, Watchit Media was organized into one reportable segment, IT services. Effective with the acquisition of OnSite Media, Inc. on March 2, 2004, the Company became organized into the following two reportable segments, to align internal management with current service offerings:

IT services . IT software and consulting services to businesses with complex IT operations in addition to maintenance, support and hosting on software products it has licensed.

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

Note 9 – Subsequent Events

Issuances of Common Stock –

On April 14, 2006, the Company obtained $20,000 from an accredited investor, who is not a related party, as part of the private placement of the Company’s unregistered stock. 333,333 shares of the Company’s unregistered common shares were issued for this transaction.

On April 28, 2006, the Company obtained $500,000 from two accredited investors, who are not a related party, as part of the private placement of the Company’s unregistered stock. 5,555,555 shares of the Company’s unregistered common shares and 2,777,778 warrants were issued for this transaction.

On May 16, 2006, the Company obtained $125,000 from two accredited investors, who are not a related party, as part of the private placement of the Company’s unregistered stock. 1,250,000 shares of the Company’s unregistered common shares and 625,000 warrants were issued for this transaction.

On May 5, 2006, the Company filed form SB-2 with the Securities and Exchange Commission registering all shares and warrants that were to be issued for all funding that was received prior to May 5, 2006. On May 12, 2006, the SEC informed the Company that the SEC does not plan on reviewing the form SB-2 and the Company may proceed with requesting effectiveness. The Company plans to do so promptly.

Other

On May 11, 2006, the Company received a certified letter from CAPCO, its financing Company, dated May 3, 2006, providing a formal notice of termination of its contract, in accordance with paragraph 26 of the Contract of Sale Security Agreement executed by Watchit Media, Inc. and CAPCO Financial Company Inc. on October 8, 2005. The date of termination is schedule to occur on or near June 4, 2006. The Company is in discussions with other traditional factoring companies. CAPCO has stated that will help with a smooth transition to a new factoring Company. As of May 18, 2006, the Company has an outstanding balance due CAPCO of approximately $42, while CAPCO is holding as collateral, total accounts receivable of Watchit Media totaling approximately $320 upon which will be released upon payment of the $42 plus any accrued interest if the loan were to be paid on May 18, 2006. The final loan payoff amount and related collateral to be released, will depend on the loan activity between May 18, 2006 and the final date of the termination. Management is actively searching for financing to fund its longer term plans of growth.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for statements of historical fact contained herein, any statements contained in this report may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are based upon current expectations that involve risks and uncertainties. The Company’s actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed under “Risk Factors” in The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and other filings made with the Securities and Exchange Commission. The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information set forth in our financial statements and the notes thereto included elsewhere in this filing. All forward-looking statements included in this report are based upon information available to The Company as of the date thereof, and The Company assumes no obligation to update any of such forward-looking statements.

The Company was formed in February 1993 to acquire, own and operate IT services businesses. The Company was a non-operating entity until 1996 when it first began to acquire businesses. The Company historically operated on an April 1 to March 31, fiscal year. In July 2000, the Company changed its fiscal year to December 31, resulting in a nine-month transition period from April 1, 2000 through December 31, 2000. In 2004, the Company was organized into two reportable segments, IT services and narrowcasting (which became effective with the acquisition of OnSite Media, Inc. on March 2, 2004). The results of OnSite Media, Inc. have been included in the Company’s results from its acquisition date. Prior to December 31, 2004, the Company entered into a plan to divest its IT services segment. Accordingly, the financial information on the Quarterly Report has been restated to present as discontinued operations the Company’s IT services segment for all periods presented.

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

The Company recognizes revenue for the subscription of maintenance, support and contract services on software and hardware products it licenses to its narrowcasting clients as the Company performs the services. Revenues earned for software license sales and service contracts are recorded based on the provisions of AICPA SOP 97-2, “ Software Revenue Recognition,” as amended, which shares the basic criteria described above. For each element in a software arrangement (e.g. license, maintenance, and services), the amount of revenue recognized is based upon vendor specific objective evidence of fair value using the residual method. Revenue for production services for video content, distribution, scripting and playback on digital display video channels and networks on either a time and materials basis, when services are provided or where pursuant to fixed-fee contract, the revenue is generally recognized as services are rendered on the percentage-of-completion method of accounting based on hours incurred to total estimated labor hours to complete. Revenues include reimbursable expenses charged to and collected from clients.

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

OVERVIEW OF 2006 AND 2005

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

In August of 2003, it became clear to us that a number of opportunities that only a few months before looked promising were not going to close. The Company performed an in-depth review of each opportunity and concluded that businesses were reticent to use discretionary expenditures to invest in mobile workforce and Web service technologies (or other new projects) given the fact that their current IT environments operated satisfactorily. In addition, fearful of continuing poor economic conditions and market pressures, we observed that many of the prospects that decided to pursue projects did so with larger, better capitalized firms than Watchit Media.

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

Throughout the remainder of 2003, the Company continued to reduce headcount and looked closely at expense activity to scale back and streamline operating costs in line with revenue. The Philadelphia-based operation that supports Watchit Media’s sales force automation application FastTrack has achieved stable revenue over the past several years and our clients continue to give us high marks for performance and client service. In addition, the core team responsible for our custom software development activities is helping us to take advantage of recurring projects with existing clients. By keeping only the top sales account executives and account managers, we have lowered our selling cost and improved our client relationships and retention.

In April 2003, our Chief Executive Officer, James Lavelle, sent a letter to our stockholders indicating the Company’s intention to engage in merger and acquisition activities in order to help improve Watchit Media’s prospects for the future and increase our scale. As a matter of course since we started our Company in 1996 and successfully executed an aggressive merger and acquisition strategy through early 1999, we believed this strategy would help us improve our prospects. We researched and analyzed a variety of vertical markets that could provide new growth opportunities for us through merger or acquisition. In mid-2003 Watchit Media signed a letter of intent to acquire a field force automation firm. After 90 days of due diligence, we decided not to consummate the transaction.

In September 2003, Watchit Media engaged in a dialog with a Las Vegas based narrowcasting Company, OnSite Media, Inc. The combination of Watchit Media’s deep history in Internet, media and wireless technologies and OnSite’s strength in driving video content to high growth venues in the gaming and hospitality industries looked promising. Watchit Media entered into a definitive agreement to acquire OnSite Media, Inc. on November 24, 2003, and closed the acquisition transaction on March 2, 2004. By integrating OnSite’s business with Watchit Media’s infrastructure, and by utilizing our public Company know how to position us for the future, we have set about executing a strategy that we believe will allow us to play an important role in the convergence of Internet, video and mobile technology. This is a growing; fast paced market in which we believe the ability to integrate these technologies will help us to differentiate us from many other companies.

Upon completion of the acquisition, OnSite Media was renamed Watchit Media, Inc., and is now a wholly-owned subsidiary of Watchit Media, Inc. The newly acquired business was immediately integrated into the Watchit Media infrastructure from March through October 2004. Our Board of Directors carefully followed and evaluated the financial and operating performance of our Company’s two business segments. While the IT services and solutions business continued to struggle, Watchit Media performed well and experienced significant revenue growth, together with stabile to increasing gross margin performance. In addition, Watchit’s near and longer term business opportunities appeared to indicate the strong possibility of future revenue growth.

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

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenues

Revenues increased $291 or 114%, to $546 in the three months ended March 31, 2006, from $255 in the three months ended March 31, 2005. Effective with the acquisition of OnSite Media, Inc, March 2, 2004, the Company commenced reporting revenues under its narrowcasting segment. The increase in revenues resulted from stabilizing monthly recurring contract fee based revenue and having a quarterly uplift in 2006 with larger platform installations with premier casinos clients.

Our narrowcasting clients retain us to manage a part of their television system infrastructure, produce video content pertinent to their brand, marketing communications and hotel property amenities, and present this content on their Private Video Networks. We have annual renewable contracts with our clients for managing the computer hardware that interfaces with their television systems and, in some cases, their information system infrastructure. Watchit Media charges a base monthly subscription fee for these services. Currently, Watchit derives over 35% of its revenue from base monthly subscription fess under these recurring revenue contracts.

In addition, our clients pay us on a time and materials basis for the production of video content. In the gaming and hospitality industry, our clients tend to require frequent changes to the content we produce for them. Video content pertaining to their entertainment, casino games, cross promotions, and activities are among the dynamic video content we produce.

Gross Profit

Gross profit increased $96 or 68%, to $238 in the three months ended March 31, 2006, from $142 in the three months ended March 31, 2005. Effective with the acquisition of OnSite Media, Inc, March 2, 2004, the Company commenced reporting revenues under its narrowcasting segment. The increase in gross profit resulted from higher revenues offset by a higher mix of hardware platform installations which have slightly lower margins than the monthly service contracts.

As a percentage of revenues, the gross margin decreased to 44% in the three months ended March 31, 2006, from 56% in the three months ended March 31, 2005. The decrease in gross margin was the result of the new revenue product mix which contained a higher percentage of hardware installations passed through to clients with a nominal mark-up which have lower margins than service and labor margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $700 or 139%, to $1,204 in the three months ended March 31, 2006, from $504 in the three months ended March 31, 2005. Effective with the acquisition of OnSite Media, Inc, March 2, 2004, the Company commenced reporting revenues under its narrowcasting segment. The increase in selling, general and administrative expenses was the result of a different mix of staff, marketing programs and development of new proprietary video programming not yet introduced to clients. In addition, corporate selling, general and administrative expense was allocated between the narrowcasting and IT services segment. Upon completion of the divestiture of the remaining component of the IT services segment on July 15, 2005, corporate selling, general and administrative expenses were allocated solely to the narrowcasting segment.

Other Income (Expense)

Other income (expense) consists of interest income and interest expense.

Interest expense, net of interest income, was $14 for the three months ended March 31, 2006 compared to $8 for the three months ended March 31, 2005. The increase in net interest expense was the result of lower cash balances on hand coupled with interest expense on secured borrowings.

Loss from Discontinued Operations

Discontinued operations comprised operations associated with the IT services segment. Loss from discontinued operations was $672 for the three months ended March 31, 2005 compared to $0 for the three months ended March 31, 2006.  The sales of the IT services and solutions business transaction was completed on July 15, 2005.

LIQUIDITY AND CAPITAL RESOURCES

In recent years, the Company has financed its operations principally through its own cash resources.

Cash used by operating activities was $421 and $425 for the three months ended March 31, 2006 and March 31, 2005, respectively. In the three months ended March 31, 2006, the primary sources of cash provided by operating activities were $515 increase in accounts payable, $63 of Common Stock issued for services and $60 of depreciation and amortization, offset by $991 net loss and $149 increase in accounts payable. In the three months ended March 31, 2005 the primary sources of cash provided by operating activities were $502 increase in accounts payable, $88 in prepaid expenses and other current assets and $61 in depreciation and amortization, offset by $975 net loss

Cash used by investing activities was $17 for the three months ended March 31, 2006, compared to cash used by investing activities of $38 for the three months ended March 31, 2005. In the three months ended March 31, 2006, $17 was used to acquire property and equipment. In the three months ended March 31, 2005 $38 was used to acquire property and equipment.

Cash provided by financing activities was $427 in the three months ended March 31, 2006 compared to $44 provided from financing activities in the three months ended March 31, 2005. In the three months ended March 31, 2006, $200 was provided from the issuance of Common Stock and warrants, $81 from specified borrowings, and $165 from issuance of debt, offset by $19 of cost incurred in connection with the issuance of Common Stock and warrants. In the three months ended March 31, 2005, $47 was used for costs incurred in connection with the issuance of stock and warrants $64 for the repayment of secured borrowings, and $155 in proceeds from issuance of Common Stock and warrants.

Management has carefully forecasted its results of operations and financial position through March 31, 2007, and has determined that the remaining cash on hand, together with cash available from the line of credit (see discussion in subsequent events, regarding notice from CAPCO) and proceeds from the sales of Common Stock to accredited investors, and proceeds from the sale of the IT services segment, will provide adequate cash to fund its anticipated working capital needs. In the event circumstances arise that are not factored into the forecast, management will take further action to streamline operations and to continue looking for financing alternatives.

The following table reflects our contractual cash obligations as of March 31, 2006, excluding interest, due over the indicated periods.

	Payments Due by Period
Contractual Cash Obligations:	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Operating leases, net of sublet arrangements	$858	$769	$89	$—	$—

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

Revenue Recognition

The Company recognizes revenue for time and materials contracts when there is evidence of an agreement, a fixed or determinable fee, its ability to collect is reasonably assured, and delivery has occurred. Revenues exclude reimbursable expenses charged to and collected from clients. Revenues pursuant to fixed-fee contracts are generally recognized as services are rendered on the percentage-of-completion method of accounting based on hours incurred to total estimated labor hours to complete. Revenues earned for software license sales and service contracts are recorded based on the provisions of AICPA SOP 97-2, “ Software Revenue Recognition, “ as amended, which shares the basic criteria described above, except its ability to collect is probable rather than reasonably assured.

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

Stock-Based Compensation

On January 1, 2006 our accounting policy related to stock option accounting changed upon our adoption of Statement of Financial Accounting Standards (“SFAS”) no. 123 (R), “Share Based Payment. “SFAS 123 (R) requires us to expense the fair value of employee stock options and other forms of share-based compensation. Under the fair value recognition provisions of SFAS 123 (R), share-based compensation cost is estimated at the grant date based on the value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of share-based awards requires judgment, including estimating stock price volatility, the risk-free interest rate, forfeiture rates and the expected life of the equity instrument. Expected volatility utilized in the model is based on the historical volatility of the Company’s stock price and other factors. The risk-free interest rate is derived from the U.S. Treasury yield in effect at the time of the grant. The model incorporates forfeiture assumptions based on an analysis of historical data. The expected life of the 2006 grants is derived from historical and other factors. In accordance with the SFAS No. 123 (R), we recorded $36 of share-based compensation in the three-month period ended March 31, 2006. Before 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and followed the disclosure requirements of SFAS No. 123 (R), “Accounting for Sock-Based Compensation.”  Thus before the first quarter of 2006, we did not record any significant compensation cost related to share-based awards. Periods before our first quarter of 2006 were not restated to reflect the fair value method of expensing stock options. The impact of expensing stock awards on our earnings, is and will continue to be, not significant and is further described in Note 1 to the notes to the unaudited consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s policy is to invest its cash in a manner that provides the Company with the appropriate level of liquidity to enable the Company to meet its current obligations, primarily accounts payable, capital expenditures and payroll.

The Company has invested its existing cash in highly liquid money market accounts and does not use derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions. Accordingly, the Company believes that it is not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

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

In June 2005, Advance at Branchburg, LLC (“Advance”) filed a lawsuit against us in the Superior Court of New Jersey, Law Division, Somerset County. The lawsuit arises out of a commercial lease agreement between Advance as landlord and the Company as tenant. Specifically, Advance alleges that we breached the lease agreement by failing to make base and additional rent payments for the months of March 2005 to the present. Advance seeks payment of all amounts allegedly due under the lease, including base rent, late charges, interest and attorneys’ fees and costs. Advance also seeks “loss of bargain” damages, consisting of all rent due through the end of the lease term, reduced to present value using an interest rate of 6% per annum. The lawsuit does not specify the specific amount of damages sought. At December 31, 2005, we have accrued $595 related to the lease obligation, which is classified as part of restructuring liabilities. The accrual covers obligations for base and additional rent and late charges, offset by estimated potential rent from the sublet of the facility. In addition, we maintain a $180 security deposit with Advance in connection with the lease, classified as part of other long term assets.

During 2005 a claim was filed against us stating that we breached an employment contract by terminating an employee without cause. The claimant’s demand is for $170 plus attorneys’ fees and costs. We believe that the claim is without merit, however if the claimant were to prevail the exposure could range from $0 to as much as $250 with attorney fees. We carry insurance to cover the cost of these types of claims but as of the date of this report, we are unsure of the amount that would be covered by insurance, if any.

Item 1A Risk Factors

For information regarding factors that could affect the Company’s results of operation, financial condition and liquidity, see the risk factors discussion provided under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. See also, “Forward-Looking Statements” included in this Quarterly Report of Form 10-Q.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

On February 20, 2006, the Company issued a 15% Convertible Promissory Note (the “Note”) to James Lavelle, it’s Chairman and CEO, in exchange for a $65 infusion by Mr. Lavelle to the Company. The Note has a conversion price of $.07 per share, for each Common share issued upon conversion of the Note. In addition to the conversion shares, Mr. Lavelle received warrants. One warrant will be issued for each common share converted. Each warrant represents the right to purchase two additional unregistered shares of Common Stock at a price of $.15 per share. The warrant shall be immediately exercisable upon issuance and shall expire three years from the date of issuance.

On March 2, 2006, the Company obtained $100 from a private investor, who is a related party (the Company’s Public Relations Manager), in a first round of short term financing (the “Bridge”) in the form of a short term note bearing an interest rate of 1.5% per annum, plus 500,000 shares of the Company’s unregistered common shares.

On March 16, 2005, the Company obtained $200 from a private equity fund, who is not a related party, in a first round of a private placement of the Company’s unregistered stock. 3,333,334 shares of the company’s unregistered common shares and warrants were issued for this transaction. The same investor has committed to invest another $100 in the next round of funding scheduled to occur in the second quarter of 2006.

All proceeds received in connection with the above transactions are applied to working capital.

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

WATCHIT MEDIA, INC.

Date: May 22, 2006	/s/ John C. Dong
John C. Dong
Executive Vice President,
Chief Financial Officer and Treasurer