Form 10-Q
period 2006-06-30
WATCHIT MEDIA, INC.
filed 2007-02-06
CIK 1004963

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                     to
Commission File Number 0-27412

WATCHIT MEDIA, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3173918
(State of incorporation)	(I.R.S. Employer Identification No.)
3485 W. Harmon Avenue, Las Vegas, Nevada 89103
(Address of principal executive offices)
(702) 740-1700
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐       No ☑
     Indicate by checkmark whether the registrant is large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicated by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act) Yes ☐       No ☑
At February 6, 2007, there were 42,714,844 shares of Common Stock outstanding.

WATCHIT MEDIA, INC.

Item 1. Financial Statements
WATCHIT MEDIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$—	$11
Refundable income taxes	—	13
Accounts receivable, net of allowance for doubtful accounts of $54 and $54, and $325 and $368 pledged as collateral security, respectively	327	340
Prepaid expenses and other current assets	—	92

Total current assets	327	456
Property and equipment, net	144	177
Goodwill	2,728	2,728
Other intangibles, net	537	607
Other assets	—	182

Total assets	$3,736	$4,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank Overdraft	$41	$—
Secured borrowings	325	287
Accounts payable	1,354	801
Accrued compensation and related payroll liabilities	253	269
Restructuring liabilities	594	595
Other accrued liabilities	464	243
Debt	264	—

Total current liabilities	3,295	2,195

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred Stock, $0.01 par value; 500,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $0.01 par value; 100,000,000 shares authorized, 33,668,896 and 28,868,229 shares issued, respectively	337	289
Additional paid-in capital	83,079	82,785
Accumulated deficit	(82,862)	(81,006)
Treasury stock	(113)	(113)

Total stockholders’ equity	441	1,955

Total liabilities and stockholders’ equity	$3,736	$4,150

See accompanying notes to the condensed consolidated financial statements.

WATCHIT MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	658	609	$1,241	$864
Cost of revenues	308	232	619	345

Gross profit	350	377	622	519
Selling, general and administrative expenses	1,164	740	2,428	1,244

Operating loss	(814)	(363)	(1,806)	(725)

Other income (expense):
Interest expense	(35)	(11)	(49)	(20)
Interest income	—	—	—	1

Other	—	26		26

Total other income (expense)	(35)	15	(49)	7

Loss from continuing operations before income tax benefit (expense)	(849)	(348)	(1,855)	(718)
Income tax benefit (expense)	—	—		67

Loss from continuing operations	(849)	(348)	(1,855)	(651)
Loss from discontinued operations, net of income tax benefit of $- and $-	—	(279)	—	(951)

Net loss	(849)	(627)	$(1,855)	$(1,602)

Earnings per share:
Basic and diluted –
Loss from continuing operations	(0.03)	(0.01)	$(0.06)	$(0.02)
Loss from discontinued operations	(.000)	(0.01)	—	(0.04)

Net loss	(0.03)	(0.02)	$(0.06)	$(0.06)

Basic and diluted weighted average number of shares outstanding	29,825,666	28,011,739	29,825,666	26,692,079

See accompanying notes to condensed consolidated financial statements.

WATCHIT MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2006	2005
		Revised See
		Note 1
Cash flows from operating activities:
Net Loss	$(1,855)	$(651)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	33	51
Common stock issued for services	—	—
Amortization of identifiable intangible assets	70	70
Restricted shares issued in connection with director compensation	—	39
Provision for doubtful accounts	—	8
Changes in current assets and liabilities:
Accounts receivable	13	(72)
Prepaid expenses and other current assets	92	(3)
Bank overdraft	41	—
Accounts payable and accrued liabilities	756	690
Income taxes, net	13	(63)
Other assets	182	—

Net cash used in operating activities	(655)	69

Cash flows from investing activities:
Purchases of property and equipment	—	(47)

Net cash used in investing activities	—	(47)

Cash flows from financing activities:
Additional (repayment) of secured borrowings	38	329
Proceeds from debt	264	—
Cost of issuing of Common Stock and warrants	—	(57)
Proceeds from issuance of Common Stock and warrants	342	420

Net cash provided by financing activities	644	692

Cash flows from discontinued operations:

Cash used in discontinued operations		(1,042)

Net decrease in cash and cash equivalents	(11)	(328)

Cash and cash equivalents at beginning of period	11	526

Cash and cash equivalents at end of period	$—	$198

See accompanying notes to condensed consolidated financial statements.

WATCHIT MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share data)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Supplemental disclosures of cash flow information:
Interest paid	$49	$20
Income taxes refunded	$13	$6
Significant non-cash financing and investing activities:
Deferred acquisition costs	$—	$238
Issuance of Common Stock in debt transaction	$—	$—
See accompanying notes to condensed consolidated financial statements.

WATCHIT MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)
Note 1 – Summary of Significant Accounting Policies and Practices
Description of Business
On December 8, 2005, Watchit Media, Inc. (WMDA.PK) changed the Company’s ticker symbol to WMDA from CGZT. The change in the Company’s ticker symbol reflects its change in identity from Cotelligent, Inc to Watchit Media, Inc. The Company is in the process of transitioning all aspects of its former brand, name and identity to Watchit Media, Inc.
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
The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 and six months ended June 30, 2006 was $36 and -0- which consisted of stock-based compensation expense related to employee stock options. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the three months ended March 31, 2006 and six months ended June 30, 2006.
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

The table below reflects net income and diluted net income per share pro forma information for the six months ended June 30, 2006 as follows:

Six Months
Ended
June 30
2006
Net loss, as reported	$(1,855)
Deduct: Stock-based compensation expense determined under fair value based method for awards net of related tax expense, if applicable	—

Net Loss – pro forma	$(1,855)

Basic and diluted:
Net loss per share, as reported	$(0.06)
Effect of stock-based compensation per SFAS 123	—

Basic and diluted	$(0.06)

The Company calculated the value of each option on the grant date using the Black-Scholes option pricing model as prescribed in SFAS No. 123 using the following assumptions:

Six Months Ended
June 30, 2006
Dividend Yield	0%
Volatility	157%
Risk-free interest rate	3.96%
Expected term	1.25 years
Basis of Presentation
We have prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. These condensed consolidated financial statements should be read in conjunction with our audited financial statements and footnotes related thereto for the year ended December 31, 2005, included in our annual report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2006. The unedited condensed consolidated financial statements include, in our opinion, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position as of June 30, 2006. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.
Revised Cash Flow
In 2005, the Company has not reported operating, investing, and financing portions of the cash flow attributed to its discontinued operations as a single amount.

Note 2 – Changes in Stockholders Equity

			Additional				Total
	Common Stock		Paid in		Treasury Stock		Stockholders’
	Shares	Amount	Capital	Net Loss	Shares	Amount	Equity
Balance at December 31, 2005	28,868,229	$289	$82,785	$(81,006)	144,600	$(113)	$1,955
Issuance of Common Stock in connection with private placement	3,333,334	33	—	—	—	—	33
Issuance of Warrants in connection with private placement	—	—	167	—	—	—	167
Cost of registering and issuing securities in connection with private placement	—	—	(9)	—	—	—	(9)
Issuance of Common Stock in connection with purchase of a business	197,333	2	8	—	—	—	10
Cost of registering and issuing securities in connection with purchase of a business	—	—	(10)	—	—	—	(10)
Issuance of Common Stock for services	770,000	8	55	—	—	—	63
Stock-based compensation expense related to employee stock options	—	—	35	—	—	—	35
Issuance of Common Stock in connection with issuing debt	500,000	5	48	—	—	—	53
Net loss	—	—	—	(991)	—	—	(991)

Balance at June 30, 2006	33,668,896	$337	83,079	$(81,997)	144,600	$(113)	$1,306

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
The Company has accounted for the aggregate consideration paid for the acquisition as follows:

Liabilities assumed	$(10)
Goodwill	136

Total aggregate consideration paid	$126

The changes in carrying amounts of goodwill and other intangibles for the six months ended June 30, 2006 were as follows.

		Other
	Goodwill	Intangibles
Balance at December 31, 2005	$2,728	$607
Amortization expense	—	(70)

Balance at June 30, 2006	$2,728	$537

The Company has ascribed useful lives to the identifiable intangible assets that range from 2 to 20 years. In the six months ended June 30, 2006 and 2005 the Company recorded amortization on the identifiable intangible assets of $35 and $35, respectively.
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

The following summarizes the activity and balances for these restructuring programs for the six months ended June 30, 2006.

September 2001
Facilities
Closure
Balance at December 31, 2005	$595
Spending, net of sublease receipts on facilities	(1)

Balance at June 30, 2006	$594

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

		Weighted Average
	Number of Shares	Exercise Price
Outstanding at December 31, 2005	5,419,810	$0.19
Granted	1,575,000	$0.07
Cancelled	(1,214,936)	$0.24

Outstanding at March 31, 2006	5,379,874	$0.14

The total compensation cost not yet recognized as of March 31, 2006 related to non-vested options was $107,874 which will be recognized over 3 years.

Note 8 — Segment Information
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
Note 9 — Subsequent Events
Issuances of Common Stock —
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
Other
On August 1, 2006, the Company entered into an Agreement with Access Commercial Credit for the purpose of factoring our accounts receivable. By factoring our accounts receivable we are able to have access to 80% of the cash underlying the accounts receivable upon presentation of our invoices to our clients. Under the Agreement Access Commercial Credit is paid 2.5% of the face amount of each invoice factored and 2.0% of each invoice factored for each 15 day period beyond the initial 60 day period. The Agreement is for a term of two years and may be renewed by the parties for an additional year at the end of the initial term. The Company has the right on 90 days notice to terminate the Agreement. Upon termination the Company is obligated to pay a termination fee equal to the highest monthly fees paid during the 90 days preceding the termination date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Except for statements of historical fact contained herein, any statements contained in this report may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are based upon current expectations that involve risks and uncertainties. The Company’s actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed under “Risk Factors” in The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and other filings made with the Securities and Exchange Commission. The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information set forth in our financial statements and the notes thereto included elsewhere in this filing. All forward-looking statements included in this report are based upon information available to The Company as of the date thereof, and The Company assumes no obligation to update any of such forward-looking statements.
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
The Company recognizes revenue for the subscription of maintenance, support and contract services on software and hardware products it licenses to its narrowcasting clients as the Company performs the services. Revenues earned for software license sales and service contracts are recorded based on the provisions of AICPA SOP 97-2, “ Software Revenue Recognition ,” as amended, which shares the basic criteria described above. For each element in a software arrangement (e.g. license, maintenance, and services), the amount of revenue recognized is based upon vendor specific objective evidence of fair value using the residual method. Revenue for production services for video content, distribution, scripting and playback on digital display video channels and networks on either a time and materials basis, when services are provided or where pursuant to fixed-fee contract, the revenue is generally recognized as services are rendered on the percentage-of-completion method of accounting based on hours incurred to total estimated labor hours to complete. Revenues include reimbursable expenses charged to and collected from clients.
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
Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
Revenues
Revenues increased $49 or 8%, to $658 in the three months ended June 30, 2006, from $609 in the three months ended June 30, 2005. The increase in revenues resulted from stabilizing monthly recurring contract fee based revenue and having a quarterly uplift in 2006 with larger platform installations with premier casinos clients.
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
Gross Profit
Gross profit decreased $27 or 7%, to $350 in the three months ended June 30, 2006, from $377 in the three months ended June 30, 2005. Effective with the acquisition of OnSite Media, Inc, March 2, 2004, the Company commenced reporting revenues under its narrowcasting segment. The decrease in gross profit resulted from higher revenues offset by a higher mix of hardware platform installations which have slightly lower margins than the monthly service contracts.
As a percentage of revenues, the gross margin decreased to 44% in the three months ended June 30, 2006, from 56% in the three months ended June 30, 2005. The decrease in gross margin was the result of the new revenue product mix which contained a higher percentage of hardware installations passed through to clients with a nominal mark-up which have lower margins than service and labor margins.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $424 or 57%, to $1,164 in the three months ended June 30, 2006, from $740 in the three months ended June 30, 2005. Effective with the acquisition of OnSite Media, Inc, March 2, 2004, the Company commenced reporting revenues under its narrowcasting segment. The increase in selling, general and administrative expenses was the result of a different mix of staff, marketing programs and development of new proprietary video programming not yet introduced to clients. In addition, corporate selling, general and administrative expense was allocated between the narrowcasting and IT services segment. Upon completion of the divestiture of the remaining component of the IT services segment on July 15, 2005, corporate selling, general and administrative expenses were allocated solely to the narrowcasting segment.
Other Income (Expense)
Other income (expense) consists of interest income and interest expense.
Interest expense was $35 for the three months ended June 30, 2006 compared to $11 for the three months ended June 30, 2005. The increase in net interest expense was the result of lower cash balances on hand coupled with interest expense on secured borrowings.
Loss from Discontinued Operations
Discontinued operations comprised operations associated with the IT services segment. Loss from discontinued operations was $672 for the three months ended June 30, 2005 compared to $0 for the three months ended June 30, 2006. The sales of the IT services and solutions business transaction was completed on July 15, 2005.
LIQUIDITY AND CAPITAL RESOURCES
In recent years, the Company has financed its operations principally through its own cash resources.
Cash (used in) and provided by operating activities was ($655) and $69 for the three months ended June 30, 2006 and June 30, 2005, respectively. In the three months ended June 30, 2006, the primary sources of cash provided by operating activities were $515 increase in accounts payable, $63 of Common Stock issued for services and $60 of depreciation and amortization, offset by $991 net loss and $149 increase in accounts payable. In the three months ended June 30, 2005 the primary sources of cash provided by operating activities were $756 increase in accounts payable, $92 decrease in prepaid expenses and other current assets and $61 in depreciation and amortization, offset by $1,855 net loss.
Cash used by investing activities was $0 for the three months ended June 30, 2006, compared to cash used by investing activities of $47 for the three months ended June 30, 2005. In the three months ended June 30, 2006, $0 was used to acquire property and equipment. In the three months ended June 30, 2005 $38 was used to acquire property and equipment.
Cash provided by financing activities was $644 in the three months ended June 30, 2006 compared to $692 provided from financing activities in the three months ended June 30, 2005. In the three months ended June 30, 2006, $342 was provided from the issuance of Common Stock and warrants, $38 from specified borrowings, and $264 from issuance of debt, offset by $0 of cost incurred in connection with the issuance of Common Stock and warrants. In the three months ended June 30, 2005, $420 was used for costs incurred in connection with the issuance of stock and warrants $329 specified borrowings, and $57 cost incurred in connection with the issuance of Common Stock and warrants.
Management has carefully forecasted its results of operations and financial position through June 30, 2007, and has determined that the cash accessible through our factoring arrangement along with proceeds from the sales of Common Stock to accredited investors, will provide adequate cash to fund its anticipated working capital needs. In the event circumstances arise that are not contemplated in the forecast, management will take further action to streamline operations and to continue looking for financing alternatives.
The following table reflects our contractual cash obligations as of June 30, 2006, excluding interest, due over the indicated periods.

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
Accounting for Income Taxes
The Company accounts for income taxes under SFAS No. 109, “ Accounting for Income Taxes. ” This pronouncement requires using an asset and liability approach to recognize deferred tax assets and liabilities for the tax consequences of temporary differences by applying enacted statutory tax rates to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company has not given benefit to any deferred tax assets or net operating losses in the previous three fiscal years due to uncertainty of realizing these assets in future periods. In addition, the financial statements have provided for certain tax positions taken by the Company in certain tax periods where the statute of limitations still applies.
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
Item 5. Other Information
     Not applicable
Item 6. Exhibits
     (a) Exhibits
31.1	Rule 13a-14(a) Certification of Chief Executive Officer / Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer / Chief Financial Officer.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATCHIT MEDIA, INC.
Date: February 6, 2007	/s/ James R. Lavelle
James R. Lavelle
Chief Executive Officer