Form 10-Q
period 2006-09-30
WATCHIT MEDIA, INC.
filed 2007-02-06
CIK 1004963

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2006

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

WATCHIT MEDIA, INC.

Item 1. Financial Statements
WATCHIT MEDIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$22	$11
Refundable income taxes	—	13
Accounts receivable, net of allowance for doubtful accounts of $54 and $54, and $325 and $368 pledged as collateral security, respectively	383	340
Prepaid expenses and other current assets	—	92

Total current assets	406	456
Property and equipment, net	119	177
Goodwill	2,728	2,728
Other intangibles, net	502	607
Other assets	—	182

Total assets	$3,754	$4,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank Overdraft	$—	$—
Secured borrowings	879	287
Accounts payable	1,526	801
Accrued compensation and related payroll liabilities	253	269
Restructuring liabilities	594	595
Other accrued liabilities	464	243
Debt	264	—

Total current liabilities	3,980	2,195

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred Stock, $0.01 par value; 500,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $0.01 par value; 100,000,000 shares authorized, 33,668,896 and 28,868,229 shares issued, respectively	337	289
Additional paid-in capital	83,079	82,785
Accumulated deficit	(83,529)	(81,006)
Treasury stock	(113)	(113)

Total stockholders’ equity	(226)	1,955

Total liabilities and stockholders’ equity	$3,754	$4,150

See accompanying notes to the condensed consolidated financial statements.

WATCHIT MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	1,189	379	$2,430	$1,243
Cost of revenues	926	225	1,601	570

Gross profit	263	154	829	673
Selling, general and administrative expenses	889	1,035	3,293	2,279

Operating loss	(626)	(881)	(2,464)	(1,606)

Other income (expense):
Interest expense	—	(14)	(49)	(34)
Interest income	—	1	—	2

Other	—	115		141

Total other income (expense)	—	102	(49)	109

Loss from continuing operations before income tax benefit (expense)	(626)	(779)	(2,513)	(1,497)
Income tax benefit (expense)	—	5	—	72

Loss from continuing operations	(626)	(774)	(2,513)	(1,425)
Income (loss) from discontinued operations, net of income tax benefit of $- and $-	—	2,005	—	1,054

Net loss	(626)	(1,231)	$(2,513)	$(371)

Earnings per share:
Basic and diluted –
Loss from continuing operations	(0.02)	(0.03)	$(0.07)	$(0.05)
Income (loss) from discontinued operations	—	.07	—	.04

Net income (loss)	(0.02)	.04	$(0.07)	$(0.01)

Basic and diluted weighted average number of shares outstanding	35,363,292	28,556,208	35,363,292	27,319,695

See accompanying notes to condensed consolidated financial statements.

WATCHIT MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
		Revised See
		Note 1
Cash flows from operating activities:
Net Loss	$(2,514)	$(371)
Adjustments to reconcile net loss from operations to net cash provided (used in) operating activities:
Depreciation and amortization of property and equipment	106	86
Gain on sale of stock and discontinued operations	—	(1,661)
Amortization of identifiable intangible assets	70	105
Restricted shares issued in connection with director compensation	—	17
Provision for doubtful accounts	—	(11)
Changes in current assets and liabilities:
Accounts receivable	(48)	472
Prepaid expenses and other current assets	92	133
Deferred revenue	—	(600)
Accounts payable and accrued liabilities	912	(94)
Income taxes, net	13	(66)
Other assets	182	—

Net cash used in operating activities	(1,187)	(1,990)

Cash flows from investing activities:
Purchases of property and equipment	—	(70)

Proceeds on sale of discontinued operation, net	—	1,568

Proceeds on sale of investment stock	—	124

Cash paid for purchase of business	—	(66)

Net cash used in investing activities	—	1,556

Cash flows from financing activities:
Additional (repayment) of secured borrowings	592	(348)
Proceeds from debt	264	—
Cost of issuing of Common Stock and warrants	—	(13)
Proceeds from issuance of Common Stock and warrants	342	420

Net cash provided by financing activities	1,198	59

Net Increase (decrease) in cash and cash equivalents	11	(375)

Cash and cash equivalents at beginning of period	11	526

Cash and cash equivalents at end of period	$22	$151

See accompanying notes to condensed consolidated financial statements.

WATCHIT MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share data)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Supplemental disclosures of cash flow information:
Interest paid	$49	$34
Income taxes refunded	$13	$6
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

The table below reflects net income and diluted net income per share pro forma information for the nine months ended September 30, 2006 as follows:

Nine Months
Ended
September 30
2006
Net loss, as reported	$(2,514)
Deduct: Stock-based compensation expense determined under fair value based method for awards net of related tax expense, if applicable	—

Net Loss – pro forma	$(2,514)

Basic and diluted:
Net loss per share, as reported	$(0.07)
Effect of stock-based compensation per SFAS 123	—

Basic and diluted	$(0.07)

The Company calculated the value of each option on the grant date using the Black-Scholes option pricing model as prescribed in SFAS No. 123 using the following assumptions:

Nine Months Ended
September 30, 2006
Dividend Yield	0%
Volatility	157%
Risk-free interest rate	3.96%
Expected term	1.25 years
Basis of Presentation
We have prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. These condensed consolidated financial statements should be read in conjunction with our audited financial statements and footnotes related thereto for the year ended December 31, 2005, included in our annual report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2006. The unedited condensed consolidated financial statements include, in our opinion, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position as of September 30, 2006. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.
Revised Cash Flow
In 2005, the Company has not reported operating, investing, and financing portions of the cash flow attributed to its discontinued operations as a single amount.

Note 2 – Changes in Stockholders Equity

			Additional				Total
	Common Stock		Paid in		Treasury Stock		Stockholders’
	Shares	Amount	Capital	Net Loss	Shares	Amount	Equity
Balance at December 31, 2005	28,868,229	$289	$82,785	$(81,015)	144,600	$(113)	$1,955
Issuance of Common Stock in connection with private placement	12,379,274	33	—	—	—	—	33
Issuance of Warrants in connection with private placement	—	—	167	—	—	—	167
Cost of registering and issuing securities in connection with private placement	—	—	(9)	—	—	—	(9)
Issuance of Common Stock in connection with purchase of a business	197,333	2	8	—	—	—	10
Cost of registering and issuing securities in connection with purchase of a business	—	—	(10)	—	—	—	(10)
Issuance of Common Stock for services	770,000	8	55	—	—	—	63
Stock-based compensation expense related to employee stock options	—	—	35	—	—	—	35
Issuance of Common Stock in connection with issuing debt	500,000	5	48	—	—	—	53
Net loss	—	—	—	(2,514)	—	—	(2,514)

Balance at September 30, 2006	42,714,844	$337	83,079	$(83,529)	144,600	$(113)	$(226)

Note 3 – Acquisition
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
The Company has accounted for the aggregate consideration paid for the acquisition as follows:

Liabilities assumed	$(10)
Goodwill	136

Total aggregate consideration paid	$126

The changes in carrying amounts of goodwill and other intangibles for the nine months ended September 30, 2006 were as follows.

		Other
	Goodwill	Intangibles
Balance at December 31, 2005	$2,728	$607
Amortization expense	—	(105)

Balance at September 30, 2006	$2,728	$502

The Company has ascribed useful lives to the identifiable intangible assets that range from 2 to 20 years. In the nine months ended September 30, 2006 and 2005 the Company recorded amortization on the identifiable intangible assets of $105 and $105, respectively.
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

The following summarizes the activity and balances for these restructuring programs for the nine months ended September 30, 2006.

September 2001
Facilities
Closure
Balance at December 31, 2005	$595
Spending, net of sublease receipts on facilities	(1)

Balance at September 30, 2006	$594

Note 5 – Discontinued Operations
Prior to December 31, 2004, the Company entered into a plan to divest its IT services segment. The following financial data reflects the summary of operating results for the nine months ended September 30, 2005. The sale of the IT services segment was completed on July 15, 2005.
Summary of Operating Loss from Discontinued Operations:

For the nine Months
Ended September 30,
2005
Revenues	$1,143
Cost of revenues	514

Gross profit	629
Selling, general and administrative expenses	1,095

Operating loss	(466)
Total other expense	—

Loss before income tax expense	(466)
Income tax expense	—

Net loss	$(466)

Note 6 – Weighted Average Number of Shares Outstanding
There were no reconciling items between the numerator and denominator used to compute basic and diluted loss per share for the periods presented in the condensed consolidated statements of operations. The Company had outstanding stock options, and warrants of 17,416,088 and 10,310,805 at September 30, 2006 and 2005 respectively, that were not included in EPS for those relevant periods because the Company reported a loss from continuing operations resulting in an antidilutive effect.
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

		Weighted Average
	Number of Shares	Exercise Price
Outstanding at December 31, 2005	5,419,810	$0.19
Granted	1,575,000	$0.07
Cancelled	(1,214,936)	$0.24

Outstanding at September 30, 2006	5,379,874	$0.14

The total compensation cost not yet recognized as of September 30, 2006 related to non-vested options was $107,874 which will be recognized over 3 years.

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
Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
Revenues
Revenues increased $810 or 214%, to $1,189 in the three months ended September 30, 2006, from $379 in the three months ended September 30, 2005. The increase in revenues resulted from stabilizing monthly recurring contract fee based revenue and having a quarterly uplift in 2006 with larger platform installations with premier casinos clients.
Our narrowcasting clients retain us to manage a part of their television system infrastructure, produce video content pertinent to their brand, marketing communications and hotel property amenities, and present this content on their Private Video Networks. We have annual renewable contracts with our clients for managing the computer hardware that interfaces with their television systems and, in some cases, their information system infrastructure. Watchit Media charges a base monthly subscription fee for these services. Currently, Watchit derives over 30% of its revenue from base monthly subscription fess under these recurring revenue contracts.
In addition, our clients pay us on a time and materials basis for the production of video content. In the gaming and hospitality industry, our clients tend to require frequent changes to the content we produce for them. Video content pertaining to their entertainment, casino games, cross promotions, and activities are among the dynamic video content we produce.
Gross Profit
Gross profit increased $109 or 71%, to $263 in the three months ended September 30, 2006, from $154 in the three months ended September 30, 2005. Effective with the acquisition of OnSite Media, Inc, March 2, 2004, the Company commenced reporting revenues under its narrowcasting segment. The increase in gross profit resulted from higher revenues offset by a higher mix of hardware platform installations which have slightly lower margins than the monthly service contracts.
As a percentage of revenues, the gross margin decreased to 22% in the three months ended September 30, 2006, from 41% in the three months ended September 30, 2005. The decrease in gross margin was the result of the new revenue product mix which contained a higher percentage of hardware installations passed through to clients with a nominal mark-up which have lower margins than service and labor margins.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $146 or 14%, to $889 in the three months ended September 30, 2006, from $1,035 in the three months ended September 30, 2005. Effective with the acquisition of OnSite Media, Inc, March 2, 2004, the Company commenced reporting revenues under its narrowcasting segment. The increase in selling, general and administrative expenses was the result of a different mix of staff, marketing programs and development of new proprietary video programming not yet introduced to clients. In addition, corporate selling, general and administrative expense was allocated between the narrowcasting and IT services segment. Upon completion of the divestiture of the remaining component of the IT services segment on July 15, 2005, corporate selling, general and administrative expenses were allocated solely to the narrowcasting segment.
Other Income (Expense)
Other income (expense) consists of interest income, interest expense and the sale of assets.
Interest expense, net of interest income, was $0 for the three months ended September 30, 2006 compared to $13 for the three months ended September 30, 2005. The increase in net interest expense was the result of lower cash balances on hand coupled with interest expense on secured borrowings. The sale of assets generated $115 in net proceeds.
Loss from Discontinued Operations
Discontinued operations comprised operations associated with the IT services segment. Loss from discontinued operations was $2,005 for the three months ended September 30, 2005 compared to $0 for the three months ended September 30, 2006. The sales of the IT services and solutions business transaction was completed on July 15, 2005.
LIQUIDITY AND CAPITAL RESOURCES
In recent years, the Company has financed its operations principally through its own cash resources.
Cash used by operating activities was $2,514 and $371 for the nine months ended September, 2006 and September 30, 2005, respectively. In the nine months ended September 30, 2006, the primary sources of cash provided by operating activities were $912 increase in accounts payable, $274 decrease in Prepaid expenses and other assets and $176 of depreciation and amortization, offset by $2,514 net loss. In the nine months ended September 30, 2005 the primary sources of cash provided by operating activities were $94 decrease in accounts payable, $133 decrease in prepaid expenses and other current assets, decrease in deferred revenue of $600 and $86 in depreciation and amortization, offset by $371 net loss
Cash used by investing activities was $0 for the nine months ended September 30, 2006, compared to cash provided by investing activities of $1,556 for the nine months ended September 30, 2005. In the nine months ended September 30, 2006, $0 was used to acquire property and equipment. In the nine months ended September 30, 2005 $70 was used to acquire property and equipment.
Cash provided by financing activities was $1,198 in the nine months ended September 30, 2006 compared to $59 used in financing activities in the nine months ended September 30, 2005. In the nine months ended September 30, 2006, $342 was provided from the issuance of Common Stock and warrants, $592 from specified borrowings, and $264 from issuance of debt, offset by $0 of cost incurred in connection with the issuance of Common Stock and warrants. In the nine months ended September 30, 2005, $13 was used for costs incurred in connection with the issuance of stock and warrants $348 for the repayment of secured borrowings, and $420 in proceeds from issuance of Common Stock and warrants.
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
The following table reflects our contractual cash obligations as of September 30, 2006, excluding interest, due over the indicated periods.

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

Revenue Recognition
The Company recognizes revenue for time and materials contracts when there is evidence of an agreement, a fixed or determinable fee, its ability to collect is reasonably assured, and delivery has occurred. Revenues exclude reimbursable expenses charged to and collected from clients. Revenues pursuant to fixed-fee contracts are generally recognized as services are rendered on the percentage-of-completion method of accounting based on hours incurred to total estimated labor hours to complete. Revenues earned for software license sales and service contracts are recorded based on the provisions of AICPA SOP 97-2, “ Software Revenue Recognition, ” as amended, which shares the basic criteria described above, except its ability to collect is probable rather than reasonably assured.
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
Item 5. Other Information
     Not applicable
Item 6. Exhibits
     (a) Exhibits
31.1	Rule 13a-14(a) Certification of Chief Executive Officer / Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer / Chief Financial Officer

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATCHIT MEDIA, INC.
Date: February 6, 2007	/s/ James R. Lavelle
James R. Lavelle
Chief Executive Officer